Form 10-Q
period 1999-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 1999-05-14
CIK 1070764

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

          For the transition period from             to


                          Commission File #333-64391


                     Inland Retail Real Estate Trust, Inc.
            (Exact name of registrant as specified in its charter)


          Maryland                              #36-4246655
(State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


       Registrant's telephone number, including area code:  630-218-8000


                                       N/A
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 12, 1999, there were 517,002 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Consolidated Financial Statements



                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                                March 31, 1999
                                  (unaudited)


                                    Assets
                                    ------
Cash and cash equivalents (Note 1)................ $   206,732
Escrowed Funds (Note 1)...........................     978,514
Deferred offering costs (Note 1)..................   1,359,424
                                                   ------------
Total assets...................................... $ 2,544,670
                                                   ============


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
  Liability for subscriptions received (Note 1)... $   978,514
  Accounts payable................................       4,732
  Due to Affiliates (Note 3)......................   1,359,424
  Minority interest in Partnership................       2,000
                                                   ------------
    Total liabilities.............................   2,344,670
                                                   ------------
Stockholders' Equity (Notes 1 and 2):
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none outstanding............        -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 20,000 issued and outstanding.....         200
  Additional paid-in capital......................     199,800
                                                   ------------
    Total stockholders' equity....................     200,000
                                                   ------------

Commitments and contingencies


Total liabilities and stockholders' equity........ $ 2,544,670
                                                   ============





         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                March 31, 1999
                                  (unaudited)


(1)    Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and has not commenced operations. It is anticipated that the Company will initially focus on acquiring Properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 Shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). No Shares will be sold unless subscriptions for at least 200,000 Shares (the "Minimum Offering") have been obtained within six months after commencement of the Offering. As of March 31, 1999, the Company had received subscriptions for a total of 97,851 Shares. As of March 31, 1999, escrowed funds of $978,514 were reflected as escrowed deposits, along with the corresponding liability for subscriptions received, in the accompanying Consolidated Financial Statements. This does not include the $200,000 received from the Advisor for its purchase of 20,000 Shares before the commencement of the Offering.

The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 1999. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Offering costs will be offset against the Stockholders' equity accounts once the Shares sold exceed the minimum number of Shares and the gross proceeds of the Offering ("Gross Offering Proceeds") are released from escrow. Offering costs consist principally of printing, selling and registration costs.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(2)    Basis of Presentation

The accompanying Consolidated Balance Sheet includes the accounts of the Company, as well as the accounts of the operating partnership, in which the Company has an approximately 99% controlling general partner interest. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying Consolidated Balance Sheet. The effect of all significant intercompany transactions have been eliminated.


(3)    Transactions with Affiliates

As of March 31, 1999, the Company had incurred $1,359,424 of offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 1999, offering costs did exceed the 5.5% and 15% limitations, however the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its Affiliates relating to the Offering and to the administration of the Company. In addition, an Affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. As of March 31, 1999, such commissions, marketing contribution and due diligence expense allowance incurred were $92,958, none of which were paid.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


(4)    Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual Stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the Board on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of March 31, 1999, no options had been issued.

In addition to  sales  commissions,  Soliciting  Dealers  will also receive one
Soliciting Dealer Warrant for each 25 Shares sold by such Soliciting Dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 Soliciting Dealers Warrants to purchase an equivalent number of Shares. The holder of a Soliciting Dealer Warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the Soliciting Dealer Warrants and ending five years after February 11, 1999. As of March 31, 1999, no warrants had been issued.


(5)    Subsequent Events

On April 30, 1999,  the  Company  decided  to  begin  paying distributions on a
monthly  basis,  with  the  first  distribution   to  be  paid  June  7,  1999.
Distributions have been approved at an annual rate of $.70 per Share.

Through May 3, 1999, the Company had sold 413,513 Shares resulting in net proceeds of $3,742,293. This amount is in excess of the Minimum Offering of 200,000 Shares. Accordingly, proceeds of the Offering which had been in escrow were released to the Company on May 3, 1999.

Also on May 3, 1999, the Company purchased Lake Walden Square by acquiring the interests of Lake Walden Affiliated Partners in the Lake Walden Property Partnership. The Company purchased Lake Walden Square for $14,538,984. In addition, the Company paid transfer fees of $10,500 to the first mortgage lender. The property is located in Plant City, Florida and contains 256,155 square feet of leasable space. Its tenants lesing more than 10% of the total gross leasable area are Kash N' Karry, K-Mart and Carmike Cinemas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor.


Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and had not commenced operations as of March 31, 1999. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the DRP. Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of March 31, 1999, subscriptions for a total of 97,851 Shares had been received from the public resulting in $978,514 in Gross Offering Proceeds. In addition, the Company received $200,000 from the Advisor for 20,000 Shares issued to the Advisor. Subscriber funds (other than the Advisor's capital contribution) will be held in an interest-bearing escrow account with the Company's unaffiliated escrow agent until the Minimum Offering has been met and subscriptions are accepted. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering (the "Gross Offering Proceeds") or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds.

The Company will provide the following programs to facilitate investment in the Shares and to provide limited liquidity for Stockholders until such time as a market for the Shares develops:

The Distribution Reinvestment Program will allow Stockholders who purchase Shares pursuant to the Offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the Marketing Contribution and Due Diligence Expense Allowance and will be sold at a price of $9.50 per Share.

The Share Repurchase Program will, subject to certain restrictions, provide existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at a price of $9.05 per Share. Shares purchased by the Company will not be available for resale.


Results of Operations

As of March 31, 1999, subscriptions for a total of 97,851 Shares had been received from the public at $10 per Share resulting in $978,514 in Gross Offering Proceeds. In addition, the Company has received the Advisor's capital contribution of $200,000 for which it was issued 20,000 Shares. Subscriber funds are held in an interest-bearing escrow account until proceeds equal to the Minimum Offering have been received.

As of March 31, 1999, the Advisor advanced approximately $1,359,000 to the Company for costs incurred with the Offering.


Year 2000 Issues

General

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Company relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Company has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

State of Readiness

The Company has identified the following three areas for "Year-2000" compliance efforts:

Business Computer Systems: The majority of the Company's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Company has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The Company has conducted tests of its internal systems to determine year 2000 compliance, and these tests have demonstrated that the Company should not experience any significant adverse effects to its business as a result of the Year-2000 Issue. The Company does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Company's critical hardware and software systems use four digits to represent the applicable year. Therefore, the Company is not currently planning any independent testing of its critical systems; however, should additional facts present themselves that would make it prudent for the Company to have independent testing conducted, the Company will do so. The Company does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The
Company has tested the PC hardware to determine year 2000 compliance, and the results of these tests have demonstrated that the Company should not experience any significant adverse effects to its business as a result of the Year-2000 Issue. It should be noted that such PC's are incidental to the Company's critical systems.

Tenants and Suppliers: The Company has surveyed proposed tenants, suppliers and other parties with whom the Company intends to do a significant amount of business to identify the Company's potential exposure in the event such parties are not year 2000 compliant. The survey consists of a questionnaire sent to the significant tenants and suppliers of the properties initially intended to be acquired by the Company. The Company is in the process of reviewing the responses to such questionnaires. Since this method involves parties over which the Company has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Company will be working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. Currently, the Company is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any one of the Company's proposed tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Company will acquire equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company will evaluate its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

Year 2000 Costs

As of March 31, 1999, the Company's Advisor and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000 for all such Affiliates. However, as of March 31, 1999, the Company's Advisor and its Affiliates anticipate that only approximately 3% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 97%, will be paid by the Advisor and its Affiliates. Total year 2000 compliance costs incurred by such Affiliates through March 31, 1999 are estimated at approximately $5,000.

Year 2000 Risks

The most reasonable likely worst case scenario for the Company with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Company with respect to year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Company being unable to meet cash requirements for monthly expenses and distributions. However, the Company is permitted to borrow funds to meet distribution requirements. The most reasonable likely worst case scenario for the Company with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Company's properties.

Contingency Plan

The Company is in the process of formulating a contingency plan which will be developed by July 1999. The contingency plan may include printing copies of all computer records during December 1999 to ensure that such records are not lost in the event that the Company's internal computer systems become inoperative due to year 2000 non-compliance.





                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits required by the Securities and Exchange Commission Regulations S-K. Item 601. The following documents are incorporated by reference:

         Registration Statement on Form S-11 and related exhibits, as amended, File No. 333-64391, filed under the Securities Act of 1933.

    (b)  Reports on Form 8-K

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            INLAND RETAIL REAL ESTATE TRUST, INC.



                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman and Chief Executive Officer
                            Date: May 14, 1999



                                  /S/ BARRY LAZARUS

                            By:   Barry Lazarus
                                  President and Chief Operating Officer
                            Date: May 14, 1999



                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Treasurer and Chief Financial Officer
                            Date: May 14, 1999