Form 10-Q
period 1999-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 1999-08-16
CIK 1070764

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 6, 1999, there were 2,147,244 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Consolidated Financial Statements


                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                                 June 30, 1999
                                  (unaudited)


                                    Assets
                                    ------
Investment Properties:
  Land............................................ $ 3,998,887
  Building and site improvements..................  16,282,139
                                                   ------------
                                                    20,281,026
  Less accumulated depreciation...................      86,618
                                                   ------------
Net investment properties.........................  20,194,408

Cash and cash equivalents.........................   7,403,226
Restricted cash...................................     232,711
Accounts and rents receivable.....................     263,166
Real estate and insurance escrow deposits.........     328,343
Furniture and equipment (net of accumulated
  depreciation of $1,201 at June 30, 1999)........      10,804
Loan fees (net of accumulated amortization of
  $199 at June 30, 1999)..........................      10,300
Other assets......................................      43,961
                                                   ------------
Total assets...................................... $28,486,919
                                                   ============


















         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                                 June 30, 1999
                                  (unaudited)


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Liabilities:
  Liability for subscriptions received............ $   232,711
  Accounts payable................................      86,673
  Accrued offering costs to Affiliates............   1,118,932
  Accrued offering costs to non-affiliates........   1,266,176
  Accrued interest payable to non-affiliates......      90,969
  Accrued real estate taxes.......................     138,650
  Distributions payable...........................      66,296
  Security Deposits...............................      54,567
  Mortgages payable...............................  14,379,884
  Unearned income.................................      19,336
  Other liabilities...............................       2,480
  Due to Affiliates...............................     361,036
                                                   ------------
    Total liabilities.............................  17,817,710
                                                   ------------
  Minority interest in partnerships...............       2,000

Stockholders' Equity:
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none outstanding............        -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 1,399,971 issued and outstanding..      13,980
  Additional paid-in capital (net of costs of
   offering of $3,185,726 at June 30, 1999
   amount to Affiliate)...........................  10,778,469
  Accumulated distributions in excess of
    net income....................................    (125,240)
                                                   ------------
    Total stockholders' equity....................  10,667,209
                                                   ------------

Commitments and contingencies


Total liabilities and stockholders' equity........ $28,486,919
                                                   ============







         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statements of Operations

               For the three and six months ended June 30, 1999
                                  (unaudited)

                                                 Three and Six months
                                                        ended
                                                   June 30, 1999
                                                -------------------
Income:
  Rental income..................................... $   379,788
  Additional rental income..........................     226,698
  Interest income...................................      35,592
                                                     ------------
                                                         642,078
Expenses:                                            ------------
  Professional services to Affiliates...............      10,242
  Professional services to non-affiliates...........      29,033
  General and administrative to Affiliates..........      40,186
  General and administrative expenses to
    non-affiliates..................................      39,704
  Property operating expenses to Affiliates.........      17,194
  Property operating expenses to non-affiliates.....     255,656
  Mortgage interest to Affiliates...................       1,445
  Mortgage interest to non-affiliates...............     155,246
  Acquisition costs expensed........................      11,443
  Depreciation......................................      87,819
  Amortization......................................         199
                                                     ------------
                                                         648,167
                                                     ------------
Net loss............................................ $    (6,089)
                                                     ============

Net loss per weighted average common stock
  shares outstanding, basic and diluted (517,231
  for the six months ended June 30, 1999)........... $      (.01)
                                                     ============















         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                Consolidated Statement of Stockholders' Equity

                                 June 30, 1999
                                  (unaudited)

                                                    Accumulated
                                         Additional Distributions
                               Common     Paid-in   in excess of
                                Stock     Capital    net income      Total
                             ---------- ----------- ------------ ------------

Balance at
  December 31, 1998......... $     200      199,800         -        200,000

Net loss....................      -            -         (6,089)      (6,089)

Distributions declared
  ($.23 for the six months
  ended June 30, 1999 per
  weighted average common
  stock shares outstanding).      -            -       (119,151)    (119,151)

Proceeds from Offering (net
  of Offering costs of
  $3,185,726)...............    13,780   10,578,669        -      10,592,449
                             ---------- ----------- ------------ ------------
Balance June 30, 1999....... $  13,980   10,778,469    (125,240)  10,667,209
                             ========== =========== ============ ============























         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows

                    For the six months ended June 30, 1999
                                  (unaudited)

                                                        1999
Cash flows from operating activities:                   ----
  Net loss........................................ $     (6,089)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation..................................       87,819
    Amortization..................................          199
    Straight line rental income...................       (9,645)
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (253,521)
      Other assets................................      (43,961)
      Real estate tax and insurance escrows.......     (328,343)
      Accrued interest payable....................       90,969
      Accrued real estate taxes...................      138,650
      Accounts payable............................       86,673
      Unearned income.............................       19,336
      Other liabilities...........................        2,480
      Due to Affiliates...........................      361,036
      Security deposits...........................       54,567
                                                   -------------
Net cash provided by operating activities.........      200,170
                                                   -------------
Cash flows from investing activities:
  Purchase of investment properties...............   (5,884,581)
  Furniture and equipment.........................      (12,005)
                                                   -------------
Net cash used in investing activities.............   (5,896,586)
                                                   -------------
Cash flows from financing activities:
  Proceeds from offering..........................   13,778,175
  Payments of offering costs......................     (800,618)
  Principal payments on debt......................      (16,561)
  Loan fees.......................................      (10,499)
  Distributions paid..............................      (52,855)
                                                   -------------
Net cash provided by financing activities.........   12,897,642
                                                   -------------
Net increase in cash and cash equivalents.........    7,201,226

Cash and cash equivalents at beginning of period..      202,000
                                                   -------------
Cash and cash equivalents at end of period........ $  7,403,226
                                                   =============




         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows
                                  (continued)

                    For the six months ended June 30, 1999
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties................. $ (20,281,026)
Assumption of mortgage debt.......................    14,396,445
                                                   --------------
                                                   $  (5,884,581)
                                                   ==============


Distributions payable............................. $      66,296
                                                   ==============

Cash paid for interest............................ $     156,691
                                                   ==============































         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                 June 30, 1999
                                  (unaudited)

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.

(1)    Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 Shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of June 30, 1999, the Company had received subscriptions for a total of 1,397,818 Shares. In addition the Company has distributed 2,153 shares pursuant to the Company's DRP. As of June 30, 1999, escrowed funds of $232,711 were reflected as restricted cash, along with the corresponding liability for subscriptions received, in the accompanying Consolidated Financial Statements. The escrowed funds of $232,711 represents subscriptions for Shares from Pennsylvania residents. Subscribers residing in Pennsylvania may not be admitted as Stockholders to the Company until subscriptions have been received and accepted for 2,500,000 Shares ($25,000,000) from all sources. Funds received from subscribers residing in Pennsylvania are currently included in restricted cash and will be released to the Company from the escrow immediately after subscriptions for at least $25,000,000 have been received from all sources.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                 June 30, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 1999, the Company does not believe any such impairment of its properties exists.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for the building and building improvements and 15 years for the site improvements. Furniture and equipment is depreciated over five years.

Loan fees are amortized on a straight line basis over the life of the related loans.

Offering costs are offset against the Stockholders' equity accounts and consist principally of printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable. The Company recognizes percentage rents as they are received.

The Company believes that the interest rates associated with the mortgages payable and notes payable to Affiliates approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable and notes payable to Affiliates approximate their fair value.

The net loss allocable to the minority interest is immaterial, and therefore, has not been included in the accompanying Consolidated Financial Statements.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


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


(3)    Transactions with Affiliates

As of June 30, 1999, the Company had incurred $3,185,726 of offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering "Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 1999, offering costs did exceed the 5.5% and 15% limitations, however the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                                 June 30, 1999
                                  (unaudited)


The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% current return. For the six months ended June 30, 1999, the Company has not incurred any of such fees.

An Affiliate of the Advisor is entitled to receive property management fees for management and leasing services. The Company incurred and paid property management fees of $17,194 for the six months ended June 30, 1999, all of which has been paid.


(4)    Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of June 30, 1999, no options had been issued.

In addition to sales commissions, soliciting dealers will also receive one soliciting dealer warrant for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of June 30, 1999, no warrants had been issued.

                                             INLAND RETAIL REAL ESTATE TRUST, INC.
                                                   (a Maryland corporation)

                                                 Notes to Financial Statements
                                                          (continued)

                                                         June 30, 1999
                                                          (unaudited)


(5) Investment Properties                  Initial Cost (A)                     Gross amount at which carried
                                     ---------------------------                        at end of period
                                                                     Net      -----------------------------------------
                                                     Buildings   Adjustments                 Buildings,
                              Date                   and Site         to                     and Site
                             Acquired    Land      improvements   Basis (B)       Land      improvements      Total
                             -------- ------------ ------------- ------------ ------------- ------------- -------------
Multi-tenant Retail
-------------------
  Lake Walden Square
    Plant City, FL.......... 05/1999 $  3,006,662    11,532,321        -        3,006,662    11,532,321     14,538,983

  Merchants Square
    Zephyrhills, FL......... 06/1999      992,225     4,749,818        -          992,225     4,749,818      5,742,043
                                     ------------- ------------- ------------ ------------- ------------- -------------
  Totals                             $  3,998,887    16,282,139        -        3,998,887    16,282,139     20,281,026


(A) The initial cost to the Company, represents the original purchase price of the property from an Affiliate of our Advisor, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties.



                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(6) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying financial statements include an increase of $9,645 for the six months ended June 30, 1999, of rental income for the period of occupancy for which stepped rent increases apply and $9,645 in the related accounts and rents receivable as of June 30, 1999. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.


(7) Mortgages Payable

Mortgages payable consist of the following at June 30, 1999:

                        Current              Current   Balance at
Property as             Interest   Maturity  Monthly    June 30,
Collateral                Rate       Date   Payment(a)    1999
-------------          ---------- --------- ---------- -----------
Mortgages payable to non-affiliates:

  Lake Walden Square      7.63%    11/2007  $  72,584  $10,100,831
  Merchants Square        7.50%    11/2008     30,066    4,279,053
                                                       ------------
                                                       $14,379,884
                                                       ============


(a) All payments are principal and interest.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(8)  Segment Reporting

The Company owns and seeks to acquire multi-tenant retail centers, neighborhood and community shopping centers in the Southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are located within these states. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth,the properties have been aggregated and reported as one operating segment.

The property revenues and net property operations of the reportable segments are summarized in the following tables as of June 30, 1999, and for the six month period then ended, along with a reconciliation to net income. Property asset information is as of June 30, 1999.

                                       1999
                                       ----
Total property revenues.........  $    606,486
Total property operating
  expenses......................       272,850
Mortgage interest................      156,691
                                  -------------
Net property operations..........      176,945
                                  -------------
Interest income..................       35,592
Less non property expenses:
  Professional services..........       39,275
  General and administrative.....       91,333
  Depreciation and amortization..       88,018
                                  -------------
Net loss......................... $     (6,089)
                                  =============

Net investment properties........ $ 20,194,408
                                  =============

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                                 June 30, 1999
                                  (unaudited)


(9)    Earnings per Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of June 30, 1999, options to purchase 3,000 shares of common stock at a price of $9.05 per share were outstanding.


(10)   Subsequent Events

On July 1, 1999, the Company purchased Town Center Commons by acquiring the limited partnership interests in Inland Southeast Town Center Limited Partnership, an affiliate of our Advisor, and acquiring all of the general partnership interests in Inland Southeast Town Center Limited Partnership. The Company purchased Town Center Commons for $9,656,381. The property is located in Kennesaw, Georgia and contains 72,108 gross leasable square feet of an existing 159,758 square foot shopping center. Its tenants leasing more than 10% of the total gross leasable area are J.C. Penney Home Store, a home furnishings store, and Baptist Book Store, a religious retail store.

On July 27, 1999, the Company purchased Boynton Commons by acquiring all of the membership interests in Inland Boynton Investment, L.L.C. and Inland Boynton Acquisitions, L.L.C., and affiliate of our Advisor. The Company purchased Boynton Commons for $30,563,440. The property is located in Boynton Beach, Florida and contains 210,772 square feet of leasable space. Its tenants leasing more than 10% of the total gross leasable area are The Sports Authority, a sporting goods store; Bed, Bath & Beyond, a home furnishings store; Barnes & Noble, a display and retail sale and/or rental of books, magazines and other media store; and PetSmart, a pet and pet accessory retail store.

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


Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the DRP. Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of June 30, 1999, subscriptions for a total of 1,397,818 Shares had been received from the public, which includes 20,000 Shares issued to the Advisor. In addition the Company has distributed 2,153 shares pursuant to the Company's DRP. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds.

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


Cash Flows From Operating Activities

Net cash provided by operating activities generated $200,170 for the six months
ended June 30, 1999.    This  is  due  primarily  to  the operations on the two
properties acquired during May and June, 1999.


Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of two properties.

Cash Flows From Financing Activities

For the six months ended June 30, 1999, the Company generated $12,897,642 of cash flows from financing activities. This was due primarily to proceeds raised of $13,778,175 from the sale of Shares for the six months ended June 30, 1999. The Company's cash flow from financing activities was partially offset by an increase in the cash used to pay costs associated with selling Shares for the six months ended June 30, 1999. For the six months ended June 30, 1999, the Company paid offering costs totaling $800,618. In addition, the Company also paid distributions for the six months ended June 30, 1999 of $52,855 and paid loan fees of $10,499 for the six months ended June 30, 1999.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of June 30, 1999, organizational and offering costs totaling $3,285,726 did exceed these limitations, however the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

Results of Operations

Through June 30, 1999, the Advisor had advanced a total of approximately $2,385,000 to the Company for costs incurred with the Offering. As of June 30, 1999, approximately $1,480,000 remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the two properties acquired during the quarter ended June 30, 1999.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of properties plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:

                                                     June 30,
                                                       1999
                                                       ----
     Net income................................... $    (6,089)
     Depreciation.................................      87,819
                                                   ------------
     Funds from operations (1)....................      81,730

     Principal amortization of debt...............     (16,561)
     Deferred rent receivable (2).................      (9,645)
     Acquisition costs expenses (3)...............      11,443
                                                   ------------
     Funds available for distribution............. $    66,967
                                                   ============

  (1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

  (2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

  (3) Acquisition costs expenses include costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the Proceeds of the Offering.


The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 1999. N/A indicates the property was not owned by the Company at the end of the quarter.


                                    1999
                          -------------------------
                            at    at    at    at
      Properties           03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----
Lake Walden Square          N/A    93%
  Plant City, FL

Merchants Square            N/A   100%
  Zephyrhills, FL

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

Non-Information Technology Systems: In the operation of its properties, the Company will acquire equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company will evaluate its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the third quarter of 1999.

Year 2000 Costs

As of June 30, 1999, the Company's Advisor and its affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000 for all such affiliates. However, as of June 30, 1999, the Company's Advisor and its affiliates anticipate that only approximately 3% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 97%, will be paid by the Advisor and its affiliates. Total year 2000 compliance costs incurred by such affiliates through June 30, 1999 are estimated at approximately $5,000.

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

Contingency Plan

The Company is in the process of formulating a contingency plan which will be developed by September 1999. The contingency plan may include printing copies of all computer records during December 1999 to ensure that such records are not lost in the event that the Company's internal computer systems become inoperative due to year 2000 non-compliance.

                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

         (27)  Financial Data Schedule

    (a) Exhibits required by the Securities and Exchange Commission Regulations S-K. Item 601. The following documents are incorporated by reference:

         Registration Statement on Form S-11 and related exhibits, as amended, File No. 333-64391, filed under the Securities Act of 1933.

    (b)  Report on Form 8-K dated May 3, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated June 4, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            INLAND RETAIL REAL ESTATE TRUST, INC.



                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman and Chief Executive Officer
                            Date: August 16, 1999



                                  /S/ BARRY LAZARUS

                            By:   Barry Lazarus
                                  President and Chief Operating Officer
                                  Treasurer and Chief Financial Officer
                            Date: August 16, 1999