Form 10-Q
period 1999-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 1999-11-15
CIK 1070764

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 5, 1999, there were 4,527,275 Shares of Common Stock outstanding.

                        PART I - Financial Information

Item 1.  Consolidated Financial Statements


                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                              September 30, 1999
                                  (unaudited)



                                    Assets


Investment Properties:
  Land............................................ $ 25,449,042
  Building and site improvements..................   75,424,650
                                                   -------------
                                                    100,873,692
  Less accumulated depreciation...................      477,379
                                                   -------------

Net investment properties.........................  100,396,313

Cash and cash equivalents.........................    2,834,411
Accounts and rents receivable.....................      378,822
Real estate tax and insurance escrow deposits.....      513,669
Furniture and equipment (net of accumulated
  depreciation of $1,804).........................       10,386
Loan fees (net of accumulated amortization of
  $1,626).........................................      129,724
Other assets......................................      123,964
                                                   -------------

Total assets...................................... $104,387,289
                                                   =============













         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                              September 30, 1999
                                  (unaudited)


                     Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable................................ $     37,177
  Accrued offering costs due to Affiliates........    1,299,512
  Accrued offering costs due to non-affiliates....    1,554,262
  Accrued interest payable to non-affiliates......      339,809
  Accrued real estate taxes.......................      373,085
  Distributions payable...........................      175,621
  Security Deposits...............................      165,150
  Mortgages payable...............................   73,614,927
  Unearned income.................................      152,067
  Other liabilities...............................      113,140
  Due to Affiliates...............................      542,624
                                                   -------------

    Total liabilities.............................   78,367,374
                                                   -------------

  Minority interest in partnership................        2,000

Stockholders' Equity:
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none outstanding............         -
  Common stock, $.01 par value, 100,000,000 Shares
    authorized; 3,215,009 issued and outstanding..       32,150
  Additional paid-in capital (net of costs of
   offering of $5,650,869, of which $3,235,221
   was paid to Affiliates)........................   26,458,891
  Accumulated distributions in excess of
    net income....................................     (473,126)
                                                   -------------

    Total stockholders' equity....................   26,017,915
                                                   -------------

Commitments and contingencies

Total liabilities and stockholders' equity........ $104,387,289
                                                   =============




         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statements of Operations

            For the three and nine months ended September 30, 1999
                                  (unaudited)

                                           Three months     Nine months
                                               ended           ended
                                           September 30,   September 30,
                                                1999           1999

Income:
  Rental income........................... $  1,441,695      1,821,483
  Additional rental income................      278,656        505,354
  Interest income.........................       63,166         98,758
  Other income............................          100            100
                                           -------------  -------------
                                              1,783,617      2,425,695
                                           -------------  -------------
Expenses:
  Professional services to Affiliates.....        1,913         12,155
  Professional services to non-affiliates.       19,100         48,133
  General and administrative expenses
    to Affiliates.........................       12,319         52,505
  General and administrative expenses to
    non-affiliates........................       12,097         51,801
  Property operating expenses to
    Affiliates............................       83,464         92,822
  Property operating expenses to
    non-affiliates........................      361,367        624,859
  Mortgage interest to Affiliates.........          583          2,028
  Mortgage interest to non-affiliates.....      810,089        965,335
  Acquisition costs expensed..............       13,838         25,281
  Depreciation............................      391,364        479,183
  Amortization............................        1,427          1,626
                                           -------------  -------------
                                              1,707,561      2,355,728
                                           -------------  -------------
Net income................................ $     76,056         69,967
                                           =============  =============

Net income per weighted average shares of
  common stock outstanding, basic and
  diluted (2,292,809 for the three
  months ended September 30, 1999 and
  1,289,409 for the nine months ended
  September 30, 1999)..................... $        .03            .05
                                           =============  =============


         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                Consolidated Statement of Stockholders' Equity

                              September 30, 1999
                                  (unaudited)

                                                    Accumulated
                                         Additional Distributions
                               Common     Paid-in   in excess of
                                Stock     Capital    net income      Total


Balance at
  December 31, 1998......... $     200      199,800         -        200,000

Net income..................      -            -         69,967       69,967

Distributions declared
  ($.42 for the nine months
  ended September 30, 1999
  per weighted average shares
  of common stock
  outstanding)..............      -            -       (543,093)    (543,093)

Proceeds from Offering (net
  of Offering costs of
  $5,650,869)...............    31,950   26,259,091        -      26,291,041
                             ---------- ----------- ------------ ------------
Balance September 30, 1999.. $  32,150   26,458,891    (473,126)  26,017,915
                             ========== =========== ============ ============

















         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows

                 For the nine months ended September 30, 1999
                                  (unaudited)

                                                        1999
Cash flows from operating activities:
  Net income...................................... $     69,967
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................      479,183
    Amortization..................................        1,626
    Straight line rental income...................      (35,809)
    Changes in assets and liabilities:
      Accounts and rents receivable...............     (343,013)
      Other assets................................     (123,964)
      Real estate tax and insurance escrows.......     (513,669)
      Accrued interest payable....................      339,809
      Accrued real estate taxes...................      373,085
      Accounts payable............................       37,177
      Unearned income.............................      152,067
      Other liabilities...........................      113,140
      Security deposits...........................      165,150
                                                   -------------
Net cash provided by operating activities.........      714,749
                                                   -------------
Cash flows from investing activities:
  Purchase of investment properties...............  (27,208,723)
  Furniture and equipment.........................      (12,190)
                                                   -------------
Net cash used in investing activities.............  (27,220,913)
                                                   -------------
Cash flows from financing activities:
  Due to Affiliates...............................      542,624
  Proceeds from offering..........................   31,941,910
  Payment of offering costs.......................   (2,797,095)
  Principal payments of debt......................      (50,042)
  Loan fees.......................................     (131,350)
  Distributions paid..............................     (367,472)
                                                   -------------
Net cash provided by financing activities.........   29,138,575
                                                   -------------
Net increase in cash and cash equivalents.........    2,632,411

Cash and cash equivalents at December 31, 1998....      202,000
                                                   -------------
Cash and cash equivalents at end of period........ $  2,834,411
                                                   =============


         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows
                                  (continued)

                 For the nine months ended September 30, 1999
                                  (unaudited)


Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties................. $ 100,873,692
Assumption of mortgage debt.......................    73,664,969
                                                   --------------
                                                   $  27,208,723
                                                   ==============


Distributions payable............................. $     175,621
                                                   ==============

Cash paid for interest............................ $     819,383
                                                   ==============
























         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                              September 30, 1999
                                  (unaudited)

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

(1)    Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 Shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of September 30, 1999, the Company had received subscriptions for a total of 3,198,659 Shares. In addition the Company has distributed 16,350 Shares pursuant to the Company's DRP.

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

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                              September 30, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 1999, the Company does not believe any such impairment of its properties exists.

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

                              September 30, 1999
                                  (unaudited)


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


(3)    Transactions with Affiliates

As of September 30, 1999, the Company had incurred $5,650,869 of offering costs. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 1999, offering costs did exceed the 5.5% and 15% limitations, however the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

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

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                              September 30, 1999
                                  (unaudited)

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% current return. For the nine months ended September 30, 1999, the Company has neither paid nor accrued such fees.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees for management and leasing services. The Company incurred and paid property management fees of $100,658 for the nine months ended September 30, 1999, of which $92,822 were retained by that property manager. The balance was paid to an unaffiliated property manager.

(4)    Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of September 30, 1999, no options had been issued.

In addition to sales commissions, soliciting dealers will also receive one soliciting dealer warrant for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of

September 30, 1999, 126,544 warrants had been earned, however, no warrants had been exercised.























































                                     -12-


                                             INLAND RETAIL REAL ESTATE TRUST, INC.
                                                   (a Maryland corporation)

                                          Notes to Consolidated Financial Statements
                                                          (continued)

                                                      September 30, 1999
                                                          (unaudited)
(5) Investment Properties                                                       Gross amount at which carried
                                           Initial Cost (A)                             at end of period
                                                                     Net
                                                     Buildings   Adjustments                 Buildings,
                             Date                    and Site         to                     and Site
                            Acquired      Land     improvements   Basis (B)       Land      improvements      Total
                            -------- ------------- ------------  ------------ ------------  ------------  -------------
Multi-tenant Retail
  Lake Walden Square
    Plant City, FL......... 05/1999  $  3,006,662    11,532,321      26,223      3,006,662    11,558,544    14,565,206
  Merchants Square
    Zephyrhills, FL........ 06/1999       992,225     4,749,818       9,033        992,225     4,758,851     5,751,076
  Town Center Commons
    Kennesaw, GA........... 07/1999     3,293,792     6,362,589      22,369      3,293,792     6,384,958     9,678,750
  Boynton Commons
    Boynton Beach FL....... 07/1999     8,698,355    21,865,086       2,373      8,698,355    21,867,459    30,565,814
  Lake Olympia Square (C)
    Ocoee, FL.............. 09/1999     2,567,143     7,306,484      (7,310)     2,567,143     7,299,174     9,866,317
  Bridgewater Marketplace
    Orlando, FL............ 09/1999       788,108     5,223,392      16,185        788,108     5,239,577     6,027,685
  Bartow Marketplace
    Cartersville, GA....... 09/1999     6,102,757    18,308,271       7,816      6,102,757    18,316,087    24,418,844
                                     ------------- ------------- ------------ ------------- ------------- -------------
  Totals                             $ 25,449,042    75,347,961      76,689     25,449,042    75,424,650   100,873,692
                                     ============= ============= ============ ============= ============= =============

(A) The initial cost to the Company, represents the original purchase price of the property from an
    Affiliate of our Advisor, or an unaffiliated third party, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties and payments received under master lease agreements.  As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.  The cumulative amount of such payments was $51,853 as of September 30, 1999.

(C) When Lake Olympia Square was purchased by an affiliate of our Advisor, $234,145 was escrowed at the closing.  At the time of purchase by the Company, $89,400 of these funds remained available to be used on a monthly basis to pay the principal portion of the debt service, through July,
    2000. The net effect of this structure is that the Company will pay the interest portion of the debt service over the next ten months. The cumulative amount received by the Company was
    $10,189 as of September 30, 1999 which is reflected as an adjustment to the basis of the property.



                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)

(6) Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include an increase of $35,809 for the nine months ended September 30, 1999, of rental income for the period of occupancy for which stepped rent increases apply and $35,809 in the related accounts and rents receivable as of September 30, 1999. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

(7) Mortgages Payable

Mortgages payable consist of the following at September 30, 1999:

                        Current                Current     Balance at
Property as             Interest   Maturity    Monthly     September 30,
Collateral                Rate       Date      Payment        1999

Mortgages payable to non-affiliates:

  Lake Walden Square      7.63%    11/2007  $   72,584 (a) $ 10,075,593
  Merchants Square        7.50%    11/2008      30,066 (a)    4,270,811
  Town Center Commons     7.00%    04/2000        (b)         2,508,000
                          7.15%    04/2006        (b)         4,750,000
  Boynton Commons         7.21%    03/2000        (b)         7,797,580
                          7.15%    03/2006        (b)        15,125,000
  Lake Olympia Square     8.25%    04/2007      50,978 (a)    5,932,943
  Bridgewater Marketplace 7.13%    09/2000        (b)         1,792,500
                          7.13%    09/2006        (b)         2,987,500
  Bartow Marketplace      6.88%    09/2000        (c)         4,900,000
                          6.88%    09/2004        (c)        13,475,000
                                                           -------------
                                                           $ 73,614,927
                                                           =============

(a) Payments are principal and interest.

(b) Payments are interest only.   Payments on these mortgages are based on a
    floating rate of 175 basis points over the 30-day LIBOR rate, which adjusts monthly.

(c) Payments are interest only. Payments on this mortgage are based on a floating rate of 150 basis points over the 30-day LIBOR rate, which adjusts monthly.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


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

The property revenues and net property operations of the reportable segments are summarized in the following tables as of September 30, 1999, and for the nine month period then ended, along with a reconciliation to net income. Property asset information is as of September 30, 1999.

                                       1999

Total property revenues.........  $  2,326,837
Total property operating
  expenses......................       717,681
Mortgage interest................      967,363
                                  -------------
Net property operations..........      641,793
                                  -------------
Interest income..................       98,758
Other income.....................          100
Less non property expenses:
  Professional services..........       60,288
  General and administrative.....      129,587
  Depreciation and amortization..      480,809
                                  -------------
Net income....................... $     69,967
                                  =============

Net investment properties........ $100,396,313
                                  =============

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                              September 30, 1999
                                  (unaudited)


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


(10)   Subsequent Events

On October 22, 1999, the Company exercised a one-time right to prepay, without penalty, a portion of the outstanding principal indebtedness owed to First Union National Bank and secured by a first mortgage on the Merchants Square property. The Company paid $1,100,000 to First Union, reducing the outstanding principal balance of the indebtedness to $3,167,437 and reducing the interest rate from 7.5% per annum to 7.25% per annum. Payments of interest only at the new rate will be due monthly commencing November 1, 1999 through and including November 1, 2003. Starting on December 1, 2003, payments of principal and interest, based on a 360 month amortization schedule, will be due monthly with the entire outstanding balance due on November 1, 2008.


On October 26, 1999, the Company purchased a shopping center known as Countryside Shopping Center by acquiring the interests of Inland Southeast Investment Corporation and Inland Southeast Acquisition Corp., both of which are affiliates of our Advisor, in Inland Southeast Countryside Limited Partnership. The Inland Southeast Countryside Limited Partnership owns the entire fee simple interest in Countryside Shopping Center. An Affiliate of Inland Retail Real Estate Trust, Inc. purchased Countryside from an unaffiliated third party (seller) on behalf of Inland Retail Real Estate Trust, Inc. on March 31, 1998. Inland Retail Real Estate Trust, Inc. acquired Countryside from this affiliate at their cost upon receipt of proceeds from an equity offering. The Company purchased Countryside Shopping Center for $8,595,602. As part of the acquisition, the Company assumed the outstanding mortgage debt related to Countryside Shopping Center of approximately $6,720,000. The assumed debt, which was modified October 26, 1999, has an annual interest rate of 175 points over LIBOR (currently 7.13%).The property is located in Naples, Florida and contains 73,965 gross leasable square feet. Its tenants leasing more than 10% of the total square footage include Winn-Dixie Stores, Inc., a supermarket, and Promedco of Southwest Florida, Inc., a medical and health care center.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor. The abbreviations made in the Notes to Consolidated Financial Statements are used in this Item 2.


Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified
portfolio of real estate, primarily multi-tenant shopping centers.   It is
anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the DRP. Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of September 30, 1999, subscriptions for a total of 3,198,659 Shares had been received from the public, which includes 20,000 Shares issued to the Advisor. In addition the Company has distributed 16,350 shares pursuant to the Company's DRP. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds.

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

The Share Repurchase Program will, subject to certain restrictions, provide existing stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company. The prices at which Shares may be sold back to the Company are as follows:

   - During the Offering period at $9.05 per Share;
   - During the 12 months following the end of the Offering period at $9.25 per Share;
   - During the next 12 months at $9.50 per Share;
   - During the next 12 months at $9.75 per Share; and
   - Thereafter, at the greater of: (i) $10 per Share; or (ii) a price equal to 10 times our "funds available for distribution" per weighted average Share outstanding for the prior calendar year.

Shares purchased by the Company will not be available for resale.

Cash Flows From Operating Activities

Net cash provided by operating activities generated $1,257,373 for the nine months ended September 30, 1999. This is due primarily to the operations of the seven properties acquired during May, June, July and September, 1999.


Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of seven properties.

Cash Flows From Financing Activities

For the nine months ended September 30, 1999, the Company generated $29,138,575 of cash flows from financing activities. This was due primarily to proceeds raised of $31,941,910 from the sale of Shares for the nine months ended September 30, 1999. The Company's cash flow from financing activities was partially offset by an increase in the cash used to pay costs associated with selling Shares for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the Company paid offering costs totaling $2,797,095. In addition, the Company also paid distributions for the nine months ended September 30, 1999 of $367,472 and loan fees of $131,350 for the nine months ended September 30, 1999.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance fee) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceed 15% of the Gross Offering Proceeds. As of September 30, 1999, organizational and offering costs totaling $5,650,869 did exceed these limitations, however the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

Results of Operations

Through September 30, 1999, the Advisor had advanced a total of approximately $2,853,000 to the Company for costs incurred with the Offering, all of which remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the seven properties acquired during the second and third quarters of 1999.

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

                                                     September 30,
                                                       1999

      Net income.................................. $    69,967
      Depreciation................................     479,183
                                                   ------------
      Funds from operations (1)...................     549,150

      Principal amortization of debt..............     (50,042)
      Deferred rent receivable (2)................     (35,809)
      Payments received under master lease
       agreements (4).............................      62,042
      Acquisition costs expensed (3)..............      25,281
                                                   ------------
      Funds available for distribution............ $   550,622
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

   (3) Acquisition costs expensed include certain costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the proceeds of the Offering.

  (4) As part of several purchases, the Company receives rent under master lease agreements on the spaces currently vacant until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $51,853 as of September 30, 1999.

When Lake Olympia Square was purchased by the Company, the Company received escrowed funds of $89,400 to be used on a monthly basis to pay the principal portion of the debt service, through July, 2000. The cumulative amount received by the Company was $10,189 as of September 30, 1999 which was reflected as an adjustment to the basis of the property.


The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 1999. N/A indicates the property was not owned by the Company at the end of the quarter.

                                    1999
                            at    at    at    at
      Properties           03/31 06/30 09/30 12/31

Lake Walden Square          N/A    93%   93%
  Plant City, FL

Merchants Square            N/A   100%  100%
  Zephyrhills, FL

Town Center Commons         N/A   N/A   100%
  Kennesaw, GA

Boynton Commons             N/A   N/A    95%
  Boynton Beach, FL

Lake Olympia Square         N/A   N/A    96%
  Ocoee, FL

Bridgewater Marketplace     N/A   N/A    97%
  Orlando, FL

Bartow Marketplace          N/A   N/A   100%
  Cartersville, GA

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

Tenants and Suppliers: The Company has surveyed proposed tenants, suppliers and other parties with whom the Company intends to do a significant amount of business to identify the Company's potential exposure in the event such parties are not year 2000 compliant. The survey consists of a questionnaire sent to the significant tenants and suppliers of the properties acquired by the Company. The Company continues to review the responses received to such questionnaires.
Since this method involves parties over which the Company has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Company will be working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. Currently, the Company is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any one of the Company's proposed tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Company will acquire equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Company has evaluated its potential exposure and costs if such non-information technology systems are not year 2000 compliant and does not expect any costs or exposure to be material.

Year 2000 Costs

As of September 30, 1999, the Company's Advisor and its affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000 for all such affiliates. However, as of September 30, 1999, the Company's Advisor and its affiliates anticipate that only approximately 3% of these costs will be directly allocated to and paid by the Company. The balance of the year 2000 compliance costs, approximately 97%, will be paid by the Advisor and its affiliates.
Total year 2000 compliance costs are not expected to be material.

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

Contingency Plan

The Company has formulated a contingency plan which will include printing copies of all computer records during December 1999 to ensure that such records are not lost in the event that the Company's internal computer systems become inoperative due to year 2000 non-compliance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or at floating rates with the option to fix the rate at a later date and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on related financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                      1999         2000         2001         2002       2003

Fixed rate debt...    115,833      274,689      298,189      322,679    349,187

Weighted average
  interest rate on
  maturing debt...       -            -            -            -          -

Variable rate debt       -      16,998,080         -            -          -

Weighted average
  interest rate on
  maturing debt...       -           7.10%         -            -          -

The fair value of the Company's debt approximates its carrying amount.

                          PART II - Other Information

Items 1, 3, 4 and 5 are omitted because of the absence of conditions under which they are required.


Item 2. Changes in Securities and Use of Proceeds

  (d) (1) The effective date of the 1933 Act registration statement for the Company is February 11, 1999. The SEC file number assigned to the registration statement for the Company is 333-64391.

      (2) February 11, 1999 is the date the offering of Shares of common stock of the Company commenced.

      (3) Not applicable

      (4) (i)   The offering has not terminated.

          (ii) Inland Securities Corporation, the Dealer Manager, is the managing underwriter of the offering.
          (iii) The following classes of securities of the Company have been registered:
                 Common Stock, $.01 par value per Share, 50,000,000 Shares to be issued on a best efforts basis, 4,000,000 Shares to be issued pursuant to the Dividend Reinvestment Plan, and 2,000,000 Shares to be issued pursuant to the exercise of Soliciting Dealer Warrants

                 Soliciting Dealer Warrants

          (iv) (a) See (4) (iii) above for the number of Shares of the Company registered
                (b) The aggregate price of the offering amount registered is
                    $538,000,000 (not including the price of the Shares that may be issued pursuant to the Soliciting Dealer Warrants)
                (c) The amount sold as of the date of this report is 4,527,011.
                (d) The aggregate offering price of the amount sold as of the date of this report is $45,253,478.

          (v) From the effective date of the registration statement (i.e. February 11, 1999) to September 30, 1999, (the "Cumulative Period"), the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the registered securities is set forth in the following table:

                                                             E=Estimated
                     Type of Expense            Amount       A=Actual
                Underwriting discounts and
                  commissions.............. $  2,800,971         A
                Finders fees...............         -
                Expenses paid to or for
                  underwriters.............         -
                Other expenses to
                  affiliates...............      434,250
                Other expenses to
                  non-affiliates...........    2,415,648         A
                                            -------------
                Total expenses............. $  5,650,869

                The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation, the Dealer Manager of the offering, which is an affiliate of the Advisor. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

                Total expenses above include $2,853,774 which were unpaid at September 30, 1999.

          (vi) The net offering proceeds to the Company for the Cumulative Period, after deducting the total cash expenses described in (4)
                (v) above, are $29,088,136.

          (vii) For the Cumulative Period, the use of the net offering proceeds stated in (4) (vi) above is set forth in the following table:

                                                             E=Estimated
                     Use of Proceeds            Amount       A=Actual
                Construction of plant,
                  building and facilities.. $       -
                Purchases of real estate...   27,208,723         A
                Acquisition of other
                  businesses...............         -
                Repayment of indebtedness..         -
                Working capital............    1,879,413
                Temporary investments......         -
                Other uses.................         -

                Of the purchases of real estate amount, $10,502,117 was paid to affiliates of the Advisor in connection with acquisition of properties from such affiliates.

          (viii) Not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits required by the Securities and Exchange Commission Regulations S-K. Item 601.

         The following documents are incorporated by reference:

         Registration Statement on Form S-11 and related exhibits, as amended, File No. 333-64391, filed under the Securities Act of 1933.

         The following document is filed with this document:

         (27) Financial Data Schedule


    (b)  Report on Form 8-K/A dated May 3, 1999
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated July 1, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated July 27, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated August 11, 1999
         Item 5.  Other Events

         Report on Form 8-K dated September 1, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K/A dated September 1, 1999
         Item 7.  Financial Statements and Exhibits

         Report on Form 8-K dated September 30, 1999
         Item 2.  Acquisition or Disposition of Assets
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            INLAND RETAIL REAL ESTATE TRUST, INC.



                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman and Chief Executive Officer
                            Date: November 15, 1999



                                  /S/ BARRY L. LAZARUS

                            By:   Barry L. Lazarus
                                  President and Chief Operating Officer
                                  Treasurer and Chief Financial Officer
                            Date: November 15, 1999