Form 10-K
period 1999-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2000-03-31
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1999

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                       Commission File Number 333-64391

                     Inland Retail Real Estate Trust, Inc.
            (Exact name of registrant as specified in its charter)

       Maryland                                  36-4246655
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

2901 Butterfield Road, Oak Brook, Illinois      60523
 (Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  630-218-8000

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class:           Name of each exchange on which registered:
       None                                      None

          Securities registered pursuant to Section 12(g) of the Act:
Title of each class:           Name of each exchange on which registered:
       None                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 2000, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $65,793,967 (based on the price for which each share was sold).

As of March 23, 2000, there were 6,637,978 shares of common stock outstanding.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (A Maryland corporation)



                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----
Item  1.   Business......................................................   3

Item  2.   Properties....................................................   8

Item  3.   Legal Proceedings.............................................   9

Item  4.   Submission of Matters to a Vote of Security Holders...........   9


                                    Part II
                                    -------
Item  5.   Market for Registrant's Common Equity
            and Related Stockholder Matters..............................  10

Item  6.   Selected Financial Data.......................................  14

Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  17

Item  7(a) Quantitative and Qualitative Disclosures About Market Risk....  20

Item  8.   Consolidated Financial Statements and Supplementary Data......  21

Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  40


                                   Part III
                                   --------
Item 10.   Directors and Executive Officers of the Registrant............  40

Item 11.   Executive Compensation........................................  44

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management...................................................  45

Item 13.   Certain Relationships and Related Transactions................  46

                                    Part IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  47

  SIGNATURES.............................................................  49

                                    PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. (the "Company") was formed as a Maryland corporation on September 3, 1998.

On February 11, 1999, the Company commenced a public offering on a best efforts basis of up to 50,000,000 shares of common stock (the "Shares") at $10.00 per Share, subject to discounts in certain cases, and up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's Distribution Reinvestment Program ("DRP"), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of May 3, 1999, the Company had received and accepted subscriptions for the minimum offering of 200,000 Shares or $2,000,000. As of December 31, 1999, the Company had sold 5,370,632 Shares to the public resulting in gross proceeds of $53,689,324 and an additional 43,207 Shares pursuant to the DRP for $410,465 of additional gross proceeds. In addition, Inland Retail Real Estate Advisory Services, Inc. (the "Advisor") purchased 20,000 Shares for $200,000 preceding the commencement of the offering.

The Registration Statement also includes the Soliciting Dealer Warrants that the Company will offer to sell to the Dealer Manager of the offering, at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the offering, up to a maximum of 2,000,000 Soliciting Dealer Warrants. Each Warrant will entitle the holder to purchase one Share from the Company at a price of $12.00 per Share. As of December 31, 1999, the Dealer Manager had the right to purchase 214,223 Soliciting Dealer Warrants, however none have been purchased as of December 31, 1999.

Description of Business

General

The Company was organized to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

As of December 31, 1999, the Company owned a portfolio of nine properties, each a shopping center, located in Florida and Georgia and containing an aggregate of approximately 1,440,500 square feet of gross leasable area ("GLA"). As of December 31, 1999, approximately 98% of GLA in the properties was leased.

The Company is the general partner of Inland Retail Real Estate Limited Partnership, an Illinois limited partnership (the "Operating Partnership"), organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

The Company's headquarters are located at 2901 Butterfield Road, Oak Brook, Illinois 60523 and its telephone number is (630) 281-8000.

Acquisition Strategies

The Company intends, through entities owned or controlled directly or indirectly by the Company, to acquire and manage real estate primarily (i) improved for use as retail establishments, principally multi-tenant shopping centers, with GLA ranging from 10,000 to 300,000 square feet, but also including single-user retail facilities; or (ii) improved with other commercial facilities which provide goods or services (all of the foregoing, collectively "Retail Centers" or individually a "Retail Center").

The Retail Centers will be located mainly in the states east of the Mississippi River (the Company's "Primary Geographical Area of Investment"), but initially will be focused in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also, through entities owned or controlled directly or indirectly by the Company, acquire, among other real estate, single-user commercial properties located anywhere throughout the United States if they are leased on a basis pursuant to which a creditworthy tenant is responsible for the base rent and all costs and expenses in connection with and related to property taxes, insurance, repairs and maintenance applicable to the leased space (a "Triple-Net Lease Basis"), including such properties acquired in sale and leaseback transactions ("Triple-Net Single User Retail Properties Outside the Primary Geographical Area of Investment"). The Retail Centers in the Primary Geographical Area of Investment and the Triple-Net Single-User Retail Properties Outside the Primary Geographical Area of Investment are collectively referred to as the Company's "Primary Property Investments."

Each real property and improvements thereon acquired, or considered or proposed to be acquired, by the Company, directly or indirectly, is referred to as a "Property" and all of such properties are collectively referred to as the "Properties."

Key elements of the Company's acquisition strategy include:

     * Selectively acquiring diversified types and well-located Properties of the type described as the Company's Primary Property Investments.

     * Acquiring Properties usually on an all-cash basis to provide the Company with a competitive advantage over potential purchasers who must secure financing. The Company may, however, acquire Properties subject to existing indebtedness if it believes this is in its best interest.

     * Diversifying geographically within the Primary Geographical Area of Investment by acquiring Properties primarily located in major consolidated metropolitan statistical areas in order to minimize the potential adverse impact of economic downturns in certain markets.

     * Use the Company's UPREIT structure to acquire Properties for cash, Shares, limited partnership interests ("LP Common Units") of the Operating Partnership, preferred limited partnership interests of the Operating Partnership ("LP Preferred Units") (LP Common Units and LP Preferred Units are collectively referred to as "LP Units"), equity interests ("Interests") in a Property Partnership (as defined below), or a combination thereof, thereby deferring some or all of a seller's potential taxable gain, and enhancing the ability of the Company to consummate transactions and to structure more competitive acquisitions than competitors that may lack the Company's ability to acquire Properties for cash, Shares, LP Units, Interests, or a combination thereof. A "Property Partnership" (collectively the "Property Partnerships") may be an entity such as a limited liability company, a general or limited partnership, or a trust, that owns one or more of the Properties, and which will be owned or controlled directly or indirectly by the Operating Partnership.

Operating Strategies

Key elements of the Company's operating strategy include:

     *  Actively  managing   costs   and   minimizing   operating  expenses  by
        centralizing all management, leasing, marketing, financing, accounting, renovation and data processing activities.

     * Improving rental income and cash flow by aggressively marketing rentable space.

     * Emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

     * Maintaining a diversified tenant base at its Retail Centers, consisting primarily of retail tenants providing consumer goods and services.

     * In general, limiting mortgage indebtedness to an aggregate amount not to exceed 55% of the combined fair market value of all of its Properties, and aggregate borrowings to 300% of the Company's net assets (which is defined to mean generally the Company's total assets (other than intangibles) at cost, before deducting depreciation and other non-cash reserves, less total liabilities, calculated at least quarterly). The proceeds from any such borrowings will be used primarily to allow the Company to acquire additional Properties. See "-Financing Strategy." The anticipated amount of leverage will be achieved over time; however, initially the aggregate borrowing on the Properties will exceed 55% of their combined fair market value.

Investment Objectives

The Company's investment objectives are to: (i) make regular distributions to its stockholders; (ii) provide a hedge against inflation by entering into leases which contain clauses for scheduled rent escalations or participation in the growth of tenant sales, permitting the Company to increase distributions and realize capital appreciation; and (iii) preserve stockholders' capital. It is the Company's policy to acquire Properties primarily for income as distinguished from primarily for possible capital gain. There can be no assurance that these investment objectives will be met.

Financing Strategy

Generally, the Company intends to acquire Properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each Property in cash or for Shares, LP Units, Interests, or a combination of the foregoing. However, if it is determined to be in the best interest of the Company, the Company will, in certain instances, incur indebtedness to acquire Properties. With respect to Properties purchased on an all-cash basis (or for Shares, LP Units, Interests, or a combination thereof), the Company may later incur mortgage indebtedness by obtaining loans secured by selected Properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional Properties. The Company may also incur indebtedness to finance improvements to its Properties. The Company anticipates that, in general, aggregate borrowings secured by all of the Company's Properties will not exceed 55% of their combined fair market value. The Company's Articles of Incorporation provide that the aggregate amount of borrowing in relation to the Company's Net Assets shall, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, not exceed 300% of Net Assets. Any excess in borrowing over such 300% of Net Assets level shall be (i) approved by a majority of the Company's Independent
Directors, (ii) disclosed to stockholders in the Company's next quarterly report to stockholders, along with justification for such excess, and (iii) subject to approval of the stockholders.

Developments During the 1999 Fiscal Year

During 1999, the Company invested approximately $32,910,600 for the acquisition of nine shopping centers purchased for an aggregate purchase price of approximately $127,220,000, containing a total GLA of approximately 1,440,500 square feet. See Item 2 for a more detailed description of these properties.

Tax Status

The Company is qualified and has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Competition

In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to Properties presently owned or to be owned by the Company, the Company competes with other owners of like properties for tenants. There can be no assurance that the Company will be able to successfully compete with such entities in its development, acquisition and leasing activities in the future.

Business Risks

All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is Wal-Mart, which has one lease totaling 204,170 square feet, or approximately 14% of the total GLA owned by the Company. Annualized base rental income of this lease is projected to be $1,104,559 for the year ended December 31, 2000, or approximately 9% of the total annualized base income based on the Company's portfolio of Properties as of December 31, 1999. The second largest tenant is Winn-Dixie, which has three leases totaling 139,261 square feet, or approximately 10% of the total GLA owned by the Company. Annualized base rental income of these three leases is projected to be $1,072,200 for the year ended December 31, 2000, or approximately 8% of the total annualized base rental income based on the Company's portfolio of Properties as of December 31, 1999. The loss of these tenants or any of the other major tenants of the Company or their inability to pay rent could have an adverse effect on the Company's business.

Employees

As of December 31, 1999, the Company had one direct employee. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of shopping centers and free-standing properties. The Company internally evaluates all properties as one industry segment and accordingly will not report segment information.

Item 2. Properties

As of December 31, 1999, the Company, through separate limited partnerships or limited liability companies, has acquired fee ownership of nine shopping centers containing an aggregate of approximately 1,440,500 gross leasable square feet located in Florida and Georgia.

                                                        Amount of   No. of
                              Gross                     Mortgages   Tenants
                             Leasable          Year      Payable     As of
                               Area    Date   Built/        at      Dec. 31   Major
         Property            (Sq Ft)   Acq.  Renovated   12/31/99    1999    Tenants*
---------------------------  -------- ------ --------- ----------- -------- ----------
Lake Walden Square
  Plant City, FL              262,491  05/99   1992    $10,049,869    31    Kash N' Karry Foods
                                                                            K-Mart

Merchants Square
  Zephyrhills, FL              74,849  06/99   1993      3,167,437    13    Kash N' Karry Foods
                                                                            Fashion Bug

Town Center Commons
  Kennesaw, GA                 72,108  07/99   1998      7,258,000    11    JC Penney Home Store
                                                                            Baptist Book Store

Boynton Commons
  Boynton Beach, FL           210,552  07/99   1998     22,922,580    16    Sports Authority
                                                                            Bed, Bath & Beyond
                                                                            Barnes & Noble
                                                                            Petsmart

Lake Olympia Square
  Ocoee, FL                    85,776  09/99   1995      5,902,166    20    Winn-Dixie
                                                                            Tutor Time Child
                                                                              Care Systems

Bridgewater Marketplace
  Orlando, FL                  58,050  09/99   1998      4,780,000    10    Winn-Dixie

Bartow Marketplace
  Cartersville, GA            375,067  09/99   1995     18,375,000    17    Wal-Mart
                                                                            Lowe's Home Center

Countryside Shopping Center
  Naples, FL                   73,965  10/99   1997      6,720,000     7    Winn-Dixie
                                                                            Promedco of Southwest
                                                                              Florida

Casselberry Commons
  Casselberry, FL             227,664  12/99   1973/    13,924,800    36    Ross Stores
                                                1998                        Publix

* Major tenants include tenants leasing more than 10% of the gross leasable area of a property.

See Schedule III on page 33 for initial property costs.


The majority of the income from the Properties consists  of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent  monthly  in  advance and for the payment by tenants of a pro rata share of the real estate  taxes,  special assessments, insurance, utilities, common area maintenance,
management fees and certain building repairs  of  the  shopping  center.    Certain of the major tenant leases
provide that the landlord is obligated to pay certain  of these expenses above or below specific levels.  Some of the leases also provide for the payment of  percentage  rent calculated as a percentage of a tenant's gross sales above predetermined thresholds.


The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 1999. N/A indicates the property was not owned by the Company at the end of the quarter.

                                     1999
                           -----------------------
                            at    at    at    at
                           03/31 06/30 09/30 12/31
  Properties                (%)   (%)   (%)   (%)
  ----------               ----- ----- ----- -----
Lake Walden Square          N/A    93    93    94
  Plant City, FL

Merchants Square            N/A   100   100   100
  Zephyrhills, FL

Town Center Commons         N/A   N/A   100   100
  Kennesaw, GA

Boynton Commons             N/A   N/A    95    95*
  Boynton Beach, FL

Lake Olympia Square         N/A   N/A    96   100
  Ocoee, FL

Bridgewater Marketplace     N/A   N/A    97    92*
  Orlando, FL

Bartow Marketplace          N/A   N/A   100   100
  Cartersville, GA

Countryside Shopping Center N/A   N/A   N/A    98
  Naples, FL

Casselberry Commons         N/A   N/A   N/A    97*
  Casselberry, FL


* As part of the purchase of some of these Properties, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, which results in economic occupancy ranging from 95% to 100% at December 31, 1999 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.


Item 3. Legal Proceedings

The Company is not subject to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company's shares of common stock ("Shares").

The Company will provide the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The Distribution Reinvestment Program ("DRP") will, subject to certain Share ownership restrictions, allow stockholders who purchase Shares pursuant to the Company's initial public offering (the "Offering") to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and, initially will be made at a price of $9.50 per Share. That price will continue to be used until the public offering price per Share in the Offering is increased from $10 per Share (if it is ever increased) or until the termination of the Offering, whichever first occurs. Thereafter, participants may acquire Shares under the DRP at a price equal to 95% of the "market price" of a Share on the date of purchase until such time (if ever) as the Shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, Shares purchased by the Company for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

The Share Repurchase Program ("SRP") may, subject to certain restrictions, provide eligible stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company. The prices at which Shares may be sold back to the Company are as follows:

     * During the Offering period (which will end on February 11, 2001) at $9.05 per Share;
     * During the 12 months following the end of the Offering period at $9.25 per Share;
     *  During the next 12 months at $9.50 per Share;
     *  During the next 12 months at $9.75 per Share; and
     * Thereafter, at the greater of: (i) $10 per Share; or (ii) a price equal to 10 times the Company's "funds available for distribution" per weighted average Share outstanding for the prior calendar year.

A stockholder must have beneficially held the Shares for at least one year prior to offering them for sale to the Company through the SRP.

The Company will make repurchases under the SRP, if requested, at least once quarterly on a first-come, first-served basis. Subject to funds being available, the Company will limit the number of Shares repurchased during any calendar year to one half of one percent (0.5%) of the weighted average number of Shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds the Company receives from the sale of Shares under the DRP and such other operating funds, if any, as the Company's Board of Directors, at its sole discretion, may reserve for this purpose.

The Company's Board of Directors, at its sole discretion, may choose to terminate the SRP after the end of the Offering period, or reduce the number of Shares purchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the Board of Directors to eliminate or reduce the SRP will require the unanimous affirmative vote of the Independent Directors.

The Company cannot guarantee that the funds set aside for the SRP will be sufficient to accommodate all requests made each year. If no funds are available for the SRP when repurchase is requested, the stockholder may: (i) withdraw the request; or (ii) ask that the Company honor the request at such time, if any, when funds are available. Such pending requests will be honored on a first-come, first-served basis.

There is no requirement that stockholders sell their Shares to the Company. The SRP is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the Shares on a national securities exchange, inclusion of the Shares for quotation on a national market system, or a merger with a listed company. No assurance can be given that any such liquidity event will occur.

Shares purchased by the Company under the SRP will be canceled and will have the status of authorized but unissued Shares. Shares acquired by the Company through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the "Act") and under appropriate state securities laws or otherwise issued in compliance with such laws.

Stockholders

As of March 23, 2000, there were 2,012 stockholders of record of the Company.

Distributions

The Company has been paying monthly distributions since June 1999. Distributions were initially set at the level of $.70 per Share per annum, effective May 31, 1999, beginning with the distribution paid on June 7, 1999. The distribution level was increased to $.73 per Share per annum, effective July 1, 1999, beginning with the distribution paid on August 7, 1999. The distribution level was increased to $.75 per Share per annum, effective November 1, 1999, beginning with the distribution paid on December 7, 1999.

The Company declared distributions to stockholders totaling $.72 per weighted average number of Shares outstanding during the year ended December 31,1999. Of this amount, $.16 qualifies as distributions taxable as ordinary income for 1999 and $.56 constitutes a return of capital for federal income tax purposes.

Recent Sales of Unregistered Securities

In September 1998, Inland Retail Real Estate Advisory Services, Inc. ("the Advisor") purchased from the Company 20,000 Shares for $10 per Share, for an aggregate purchase price of $200,000, in connection with the Company's organization. The Advisor also made a capital contribution to the Operating Partnership in the amount of $2,000 in exchange for 200 LP Common Units of the Operating Partnership. The 200 LP Common Units received by the Advisor may be exchanged, at the option of the Advisor, for 200 Shares, subject to the Company's option to pay cash in lieu of such Shares. No sales commission or other consideration was paid in connection with such sales, which were consummated without registration under the Act in reliance upon the exemption from registration in Section 4(2) of the Act as transactions not involving any public offering.

Use of Proceeds from Registered Securities

The Company has registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the offering on a best efforts basis of 50,000,000 Shares at $10.00 per share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share (the "Offering"). The Offering commenced on February 11, 1999 and has not terminated. The maximum aggregate Offering price of the securities registered is $562,001,600. Inland Securities Corporation, an affiliate of the Advisor, is the Dealer Manager of the Offering.

As of December 31, 1999, the Company has sold the following securities for the following aggregate offering prices:

     *    5,370,632     Shares on a best efforts basis for $53,689,324;

     *       43,207     Shares pursuant to the DRP for $410,465;

     *        -0-       Soliciting Dealer Warrants; and

     *        -0-       Shares pursuant to  the  exercise  of Soliciting Dealer
                        Warrants,

     * for a total of 5,413,839 Shares for $54,099,789 of gross proceeds as of December 31, 1999.

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering.

From the February 11, 1999 effective date of the Offering through December 31, 1999 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

                                                        E=Estimated
       Type of Expense                 Amount             A=Actual
       ---------------                 -------          -----------
Underwriting discounts and
commissions                        $  4,786,547              A

Finders' fees                              -

Expenses paid to or for
underwriters                               -

Other expenses to affiliates            406,608              A

Other expenses to non-affiliates      2,863,904              A
                                   -------------
Total expenses                     $  8,057,059

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $8,057,059 include $2,863,904 which were unpaid at December 31, 1999. The net offering proceeds to the Company for the Cumulative Period, after deducting the total cash expenses paid described in the above table, are $48,906,634.

For the Cumulative Period, the Company used the net offering proceeds as follows:

       Use of Proceeds              Amount        E=Estimated
       ---------------              ------          A=Actual
Construction of plant, building                   -----------
and facilities                     $       -

Purchases of real estate             32,910,559         A

Acquisition of other businesses            -

Repayment of indebtedness             1,209,916         A

Working capital                         663,399         E

Temporary investments                14,122,760         E

Other uses                                 -

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts.

Item 6. Selected Financial Data

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     For the year ended December 31, 1999

               (not covered by the Independent Auditors' Report)

                                            1999
                                            ----
  Total assets........................ $143,988,136

  Mortgages payable................... $ 93,099,852

  Total income........................ $  6,030,093

  Net income.......................... $    167,996

  Net income per common share, basic
    and diluted (b)................... $        .07

  Distributions declared.............. $  1,396,861

  Distributions per common share (b).. $        .72

  Funds From Operations (b)(c)........ $  1,397,319

  Funds available for distribution (c) $  1,449,161

  Cash flows provided by operating
    activities........................ $  2,647,680

  Cash flows used in investing
    activities........................ $(34,426,975)

  Cash flows provided by financing
    activities........................ $ 46,446,459

  Weighted average number of common
    shares outstanding, basic and
    diluted...........................    2,522,628

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

  (b) The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.72 per share distributions for the year ended December 31, 1999, represented 99.97% of the Company's Funds From Operations ("FFO") and 96.39% of funds available for distribution for that period. See Footnote (c) below for information regarding the Company's calculation of FFO. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares. For the year ended December 31, 1999, $1,078,377 (or 77.2% of the $1,396,861 distributions declared for 1999) represented a return of capital. The balance of the distributions constitute ordinary income. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its REIT taxable income, or approximately $302,000 for 1999. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  (c) One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.

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

                                                1999
                                                ----
      Net income........................... $   167,996
      Depreciation.........................   1,229,323
                                            ------------
      Funds from operations (1)............   1,397,319

      Principal amortization of debt.......    (109,916)
      Deferred rent receivable (2).........    (135,116)
      Acquisition cost expenses (3)........      83,587
      Income received under master
        lease agreements and other
        obligations (4)....................     213,287
                                            ------------
      Funds available for distribution..... $ 1,449,161
                                            ============

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

     (3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs were estimated to be up to .5% of the gross Offering proceeds and were paid from the proceeds of the Offering.

     (4) As part of several purchases, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years from the date of the purchase or until the spaces are leased. In addition, the Company received payments from other escrow arrangements. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor.

Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, at December 31, 1999 were $14,869,164. The Company intends to use cash and cash equivalents to pay offering costs, purchase additional properties, pay distributions, retire debt and meet working capital requirements.

As of December 31, 1999, the Company had acquired nine properties. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning November 1, 1999, the Company increased the distributions paid to stockholders from $.73 per annum to $.75 per annum on weighted average shares. Distributions declared for the year ended December 31, 1999 were $1,396,861, of which $1,078,377 represents a return of capital for federal income tax purposes. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

Management of the Company monitors the various qualification tests the Company must meet to maintain its status as a real estate investment trust. Large ownership of the Company's stock is tested upon purchase to determine that no more than 50% in value of the outstanding stock is owned directly, or indirectly, by five or fewer persons or entities at any time. Management of the Company also determines, on a quarterly basis, that the Gross Income, Asset and Distribution Tests imposed by the REIT requirements are met. On an ongoing basis, as due diligence is performed by the Advisor on potential real estate purchases or temporary investment of uninvested capital, management determines that the income from the new asset will qualify for REIT purposes.

Cash Flows From Operating Activities

Net cash provided by  operating  activities  generated  $2,647,680 for the year
ended December 31,  1999.    This  results  from  operations  of the properties
acquired during 1999.

Cash Flows From Investing Activities

Cash flows from investing activities were utilized for the purchase of investment properties.

Cash Flows From Financing Activities

For the year ended December 31, 1999, the Company generated $46,446,459 of cash flows from financing activities. This was due primarily to proceeds raised of $54,099,789 from the sale of Shares for the year ended December 31, 1999. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares. For the year ended December 31, 1999, the Company paid Offering costs totaling $5,193,155. In addition, for the year ended December 31, 1999, the Company also paid distributions of $1,065,394 and loan fees of $184,865.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross Offering proceeds or all organization and offering expenses (including such selling expenses) which together exceed 15% of the gross Offering proceeds. As of December 31, 1999, organizational and offering costs totaling $8,057,059 did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The weighted average annual interest rate on the mortgages payable outstanding at December 31, 1999 was approximately 7.43%. See Note 7 of the Notes to Consolidated Financial Statements (Item 8 of this annual report) for a description of the terms of the mortgages payable.


Results of Operations

Through December 31, 1999, the Company had incurred a total of $8,057,059 for costs incurred with the Offering, of which $2,863,904 remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the nine properties acquired during the second, third and fourth quarters of 1999.

Year 2000 Issues

As part of it's year 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced and does not anticipate experiencing any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not significant.

Subsequent Events

As of March 23, 2000, subscriptions for a total of 6,558,294 Shares were received for total gross Offering proceeds of $65,570,938 and additional 79,684 Shares were issued pursuant to the DRP for $756,998 of additional gross proceeds. Such 6,637,978 Shares and $66,327,936 of gross Offering proceeds do not include 20,000 shares purchased by the Advisor for $200,000.

In  January  2000,  the  Company  paid   a  distribution  of  $331,467  to  its
Stockholders. The Company paid a distribution of $361,625 and $370,972 to its Stockholders in February and March, 2000, respectively.

On February 9, 2000, the Company purchased a shopping center known as Conway Plaza from an unaffiliated third party for approximately $8,540,400, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Florida limited liability company, Inland Southeast Conway, L.L.C., owns the entire fee simple interest in Conway Plaza. The property is located in Orlando, Florida and contains approximately 119,400 gross leasable square feet. Two tenants, Publix (a supermarket) and Beall's Outlet Store (a discount department clothing store), each lease more than 10% of the total gross leasable area of the property.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

On February 29, 2000, the Company decided to increase monthly distributions from a rate of $.75 per share per annum to a rate of $.76 per share per annum. The increase becomes effective April 1, 2000, and will be paid beginning May 7, 2000.

Impact of Accounting Principles

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with that SAB.

Inflation

For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 1999, the Company did not own any triple-net leased properties.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                         2000        2001        2002       2003        2004
                     ----------- ----------- ----------- ---------- -----------
Fixed rate debt..... $   237,561    257,199     278,462    303,957     353,316
Average interest rate
  on maturing debt..        -          -           -          -           -

Variable rate debt.. $22,219,880  6,720,000        -          -     13,475,000
Average interest rate
  on maturing debt..       7.74%       7.15%       -          -           6.90%

The fair value of the Company's debt approximates its carrying amount.

Approximately $45,402,380, or 49% of the Company's mortgages payable at December 31, 1999, have variable interest rates averaging 7.37%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Item 8.  Consolidated Financial Statements and Supplementary Data

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                                     Index
                                     -----
                                                                         Page

Independent Auditors' Report.............................................  22

Financial Statements:

  Consolidated Balance Sheet, December 31, 1999..........................  23

  Consolidated Statement of Operations for the year ended
    December 31, 1999....................................................  25

  Consolidated Statement of Stockholders' Equity for the year ended
    December 31, 1999....................................................  26

  Consolidated Statement of Cash Flows for the year ended
    December 31, 1999....................................................  27

  Notes to Consolidated Financial Statements.............................  29

Real Estate and Accumulated Depreciation (Schedule III)..................  38


Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Inland Retail Real Estate Trust, Inc.:

We have audited the consolidated financial statements of Inland Retail Real Estate Trust, Inc. (the Company) as listed in the accompanying index. In connection with the audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                 KPMG LLP


Chicago, Illinois
February 15, 2000, except as
to Note 10 which is as of
March 23, 2000

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet

                               December 31, 1999


                                    Assets
                                    ------
Investment Properties (Note 4):
  Land............................................ $ 33,260,261
  Tenant improvement..............................      201,418
  Building and site improvements..................   93,765,247
                                                   -------------
                                                    127,226,926
  Less accumulated depreciation...................    1,226,910
                                                   -------------
Net investment properties.........................  126,000,016

Cash and cash equivalents.........................   14,869,164
Restricted cash (Note 1)..........................    1,246,889
Accounts and rents receivable (Note 6)............    1,331,213
Real estate tax and insurance escrows.............      227,123
Furniture and equipment (net of accumulated
  depreciation of $2,413).........................        9,776
Loan fees (net of accumulated amortization of
  $20,432)........................................      164,433
Leasing fees (net of accumulated amortization of
  $3,346).........................................       34,106
Other assets......................................      105,416
                                                   -------------
Total assets...................................... $143,988,136
                                                   =============






















         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                          Consolidated Balance Sheet
                                  (continued)

                               December 31, 1999


                     Liabilities and Stockholders' Equity
                     ------------------------------------

Liabilities:
  Accounts payable................................ $     74,094
  Accrued offering costs due to affiliates (Note 3)   1,309,642
  Accrued offering costs due to non-affiliates
   (Note 3).......................................    1,554,262
  Accrued interest payable to non-affiliates......      419,003
  Distributions payable (Note 11).................      331,467
  Security Deposits...............................      232,370
  Mortgages payable (Note 7)......................   93,099,852
  Unearned income.................................        9,585
  Other liabilities...............................    1,359,209
  Due to affiliates (Note 3)......................      582,787
                                                   -------------
    Total liabilities.............................   98,972,271
                                                   -------------
  Minority interest in partnership................        2,000

Stockholders' Equity:
  Preferred Stock, $.01 par value, 10,000,000
   shares authorized, none outstanding............         -
  Common stock, $.01 par value, 100,000,000 Shares
   authorized; 5,433,839 issued and outstanding
   at December 31, 1999...........................       54,338
  Additional paid-in capital (net of costs of
   offering of $8,057,059 at December 31, 1999,
   of which $5,193,155 was paid to affiliates)....   46,188,392
  Accumulated distributions in excess of
    net income....................................   (1,228,865)
                                                   -------------
    Total stockholders' equity....................   45,013,865
                                                   -------------

Commitments and contingencies (Notes 5, 6  and 10)


Total liabilities and stockholders' equity........ $143,988,136
                                                   =============









         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Operations

                     For the year ended December 31, 1999


Income:
  Rental income (Notes 1 and 6)..... $  4,339,614
  Additional rental income..........    1,452,868
  Interest income...................      237,261
  Other income......................          350
                                     -------------
                                        6,030,093
                                     -------------
Expenses:
  Professional services to
    affiliates......................       22,878
  Professional services to
    non-affiliates..................       53,966
  General and administrative
    expenses to affiliates..........      144,638
  General and administrative
    expenses to non-affiliates......       63,987
  Property operating expenses to
    affiliates......................      203,235
  Property operating expenses to
    non-affiliates..................    1,668,823
  Mortgage interest to
    non-affiliates..................    2,365,854
  Mortgage interest to affiliates...        2,028
  Depreciation......................    1,229,323
  Amortization......................       23,778
  Acquisition cost expenses to
    non-affiliates..................       27,788
  Acquisition cost expenses to
    affiliates......................       55,799
                                     -------------
                                        5,862,097
                                     -------------
Net income.......................... $    167,996
                                     =============

Net income per common share, basic
  and diluted....................... $        .07
                                     =============

Weighted average number of common
  shares outstanding, basic and
  diluted...........................    2,522,628
                                     =============





         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                Consolidated Statement of Stockholders' Equity

                     For the year ended December 31, 1999

                                                     Accumulated
                                       Additional   Distributions
                             Common      Paid-in    in excess of
                              Stock     Capital      net income       Total
                           ---------- ------------- ------------- ------------
Balance at January 1, 1999 $      200      199,800         -          200,000

Net income................       -            -         167,996       167,996
Distributions declared
  ($.72 per weighted
  average number of common
  shares outstanding).....       -            -      (1,396,861)   (1,396,861)
Proceeds from Offering
  including DRP (net of
  Offering costs of
  $8,057,059).............     54,138   45,988,592         -       46,042,730
                           ---------- ------------- ------------- ------------
Balance December 31, 1999. $   54,338   46,188,392   (1,228,865)   45,013,865
                           ========== ============= ============= =============































         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows

                     For the year ended December 31, 1999

                                                        1999
Cash flows from operating activities:                   ----
  Net income...................................... $    167,996
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation..................................    1,229,323
    Amortization..................................       23,778
    Interest escrow...............................       41,178
    Rental income under master lease..............      172,109
    Straight line rental income...................     (135,116)
    Changes in assets and liabilities:
      Accounts and rents receivable...............   (1,196,097)
      Other assets................................     (105,416)
      Real estate tax and insurance escrows.......     (227,123)
      Accrued interest payable to non-affiliates..      419,003
      Accounts payable............................       74,094
      Unearned income.............................        9,585
      Other liabilities...........................    1,359,209
      Security deposits...........................      232,370
      Due to affiliates...........................      582,787
                                                   -------------
Net cash provided by operating activities.........    2,647,680
                                                   -------------
Cash flows from investing activities:
  Restricted cash.................................   (1,246,889)
  Purchase of investment properties...............  (32,910,559)
  Furniture and equipment.........................      (12,189)
  Additions to investment properties..............     (219,886)
  Leasing fees....................................      (37,452)
                                                   -------------
Net cash used in investing activities.............  (34,426,975)
                                                   -------------
Cash flows from financing activities:
  Proceeds from offering..........................   54,099,789
  Payment of offering costs.......................   (5,193,155)
  Principal payments of debt......................   (1,209,916)
  Loan fees.......................................     (184,865)
  Distributions paid..............................   (1,065,394)
                                                   -------------
Net cash provided by financing activities.........   46,446,459
                                                   -------------
Net increase in cash and cash equivalents.........   14,667,164

Cash and cash equivalents at January 1, 1999......      202,000
                                                   -------------
Cash and cash equivalents at end of year.......... $ 14,869,164
                                                   =============



         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                     Consolidated Statement of Cash Flows
                                  (continued)

                     For the year ended December 31, 1999


Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties................. $127,220,327
Assumption of mortgage debt.......................   94,309,768
                                                   -------------
                                                   $ 32,910,559
                                                   =============


Distributions payable............................. $    331,467
                                                   =============

Cash paid for interest............................ $  1,948,879
                                                   =============


































         See accompanying notes to consolidated financial statements.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements

                     For the year ended December 31, 1999


(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 1999, the Company had received subscriptions for a total of 5,390,632 Shares. In addition the Company has distributed 43,207 Shares pursuant to the Company's DRP.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under section 856 through 860 of the Internal Revenue Code of 1986. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principle ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 1999, the Company does not believe any such impairment of its properties exists.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                     For the year ended December 31, 1999


Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years and 15 years for the site improvements. Furniture and equipment is depreciated over five years. Tenant improvements are amortized on a straight-line basis over the life of the related leases.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight line basis over the life of the related loans.

Offering costs are offset against the stockholders' equity accounts and consist principally of printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheet.

The Company believes that the interest rates associated with the mortgages payable approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of cash and cash equivalents, restricted cash, accounts and rents receivable, accounts payable and other liabilities, accrued offering costs to affiliates and non-affiliates, accrued interest payable to non-affiliates, accrued real estate taxes, distributions payable and due to affiliates approximate fair value because of the relatively short maturity of these instruments.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

                     For the year ended December 31, 1999


(2) Basis of Presentation

The accompanying Consolidated Balance Sheet includes the accounts of the Company, as well as the accounts of the operating partnership in which the Company has an approximately 99% controlling general partner interest and all wholly owned subsidiaries. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying
Consolidated Balance Sheet. The effect of all significant intercompany transactions have been eliminated.


(3) Transactions with Affiliates

As of December 31, 1999, the Company had incurred $8,057,059 of offering costs, of which $5,193,155 was paid to affiliates. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of December 31, 1999, offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. Such costs are offset against the Stockholders' equity accounts. During the year, such costs totaled $4,786,547, of which $896,544 was unpaid at December 31, 1999.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates. The Company incurred $683,055 of these costs, of which $549,089 remained unpaid.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Advisor may receive an annual advisor asset management fee of not more than 1% of the Company's average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company:
(i) to the extent that the advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% current return. For the year ended December 31, 1999, the Company has neither paid nor accrued such fees because the Advisor indicated that it would forego such fees.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees for management and leasing services. The Company incurred and paid property management fees of $225,665 for the year ended December 31, 1999, of which $203,235 were retained by that property manager. The balance was paid to an unaffiliated property manager.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of December 31, 1999, no options had been issued.

In addition to sales commissions, the dealer manager of the Offering ("an affiliate of the Advisor") has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of December 31, 1999, these warrants had no value and none had been exercised.

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each property from this affiliate at their cost upon receipt of proceeds from the offering.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

Pro Forma Information (unaudited)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous respective period.

                                             For the year
                                                 ended
                                              December 31,
                                                  1999
                                                  ----
      Rental income......................... $ 11,802,456
      Additional rental income..............    3,396,268
      Total revenues........................   15,198,724
      Property operating expenses...........    4,399,898
      Total depreciation....................    3,472,981
      Total expenses........................   16,013,522
      Net loss..............................      814,798

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)



(6)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $172,109 as of December 31, 1999.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

                                                    Minimum Lease
                                                       Payments
                                                    -------------
         2000...................................... $ 12,333,117
         2001......................................   11,594,784
         2002......................................   11,077,930
         2003......................................   10,380,568
         2004......................................    9,162,195
         Thereafter................................   86,706,242
                                                    -------------
         Total..................................... $141,254,836
                                                    =============

Remaining lease terms range from one year to fifty-five years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include $135,116 for the period ended December 31, 1999, of rental income for the period of occupancy for which stepped rent increases apply and $135,116 in the related accounts and rents receivable as of December 31, 1999. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

(7)  Mortgages Payable

Mortgages payable consist of the following at December 31, 1999:

                                                           Balance at
Property as             Interest   Maturity    Monthly     December 31,
Collateral                Rate       Date      Payment        1999
-------------          ---------- --------- -------------- -----------
Mortgages payable to non-affiliates:

  Lake Walden Square      7.63%    11/2007  $   72,584 (a) $ 10,049,869
  Merchants Square        7.25%    11/2008       (b)          3,167,437
  Town Center Commons     7.15%    04/2000       (c)          2,508,000
                          7.00%    04/2006       (b)          4,750,000
  Boynton Commons*        8.23%    03/2000       (c)          7,797,580
                          7.21%    03/2006       (b)         15,125,000
  Lake Olympia Square     8.25%    04/2007      50,978 (a)    5,902,166
  Bridgewater Marketplace 7.15%    09/2000       (c)          1,792,500
                          7.15%    09/2006       (c)          2,987,500
  Bartow Marketplace      6.90%    09/2000       (c)          4,900,000
                          6.90%    09/2004       (c)         13,475,000
  Countryside Shopping
     Center               7.15%    03/2001       (c)          6,720,000
  Casselberry Commons*    8.30%    04/2000       (c)          5,221,800
                          7.64%    04/2006       (b)          8,703,000
                                                           -------------
                                                           $ 93,099,852
                                                           =============

(a) Payments include principal and interest.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

 * Certain of the mortgage payables are subject to guarantees, in which an Affiliate of the Advisor has guaranteed payment on these notes to the lender.

    These mortgages are serviced by an Affiliate of the Advisor on behalf of the Company. The Affiliate receives servicing fees at a market rate for such services.

As of December 31, 1999, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

              2000.................................... $ 22,457,441
              2001....................................    6,977,199
              2002....................................      278,462
              2003....................................      303,957
              2004....................................   13,828,316

                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                  Notes to Consolidated Financial Statements
                                  (continued)

The Company intends to retire its debt as it becomes due, however, in certain individual cases some debt obligations may be restructured or partially retired. These restructured or partial paydowns may occur if the Company's lenders provide favorable terms.

(8) Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the Southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located within Florida and Georgia. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The property revenues and net property operations are summarized in the following tables as of and for the year ended December 31, 1999, along with a reconciliation to net income.

                                       1999
                                       ----
Total property revenues.........  $  5,792,482
Total property operating
  expenses......................     1,872,058
Mortgage interest................    2,367,882
                                  -------------
Net property operations..........    1,552,542
                                  -------------
Interest income..................      237,261
Other income.....................          350
Less non property expenses:
  Professional services..........       76,844
  General and administrative.....      292,212
  Depreciation and amortization..    1,253,101
                                  -------------
Net income....................... $    167,996
                                  =============
Total Assets:
  Shopping Centers............... $129,618,034
  Non-segment assets.............   14,370,102
                                  -------------
                                  $143,988,136
                                  =============

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

As of December 31, 1999, warrants to purchase 214,223 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 2,522,628 for the year ended December 31, 1999.

(10) Commitments & Contingencies

The Company is not subject to any material pending legal proceedings.

(11) Subsequent Events

As of March 23, 2000, subscriptions for a total of 6,558,294 Shares were received for total gross Offering proceeds of $65,570,938 and additional 79,684 Shares were issued pursuant to the DRP for $756,998 of additional gross proceeds. Such 6,637,978 Shares and $66,327,936 of gross Offering proceeds do not include 20,000 shares purchased by the Advisor for $200,000.

In  January  2000,  the  Company  paid   a  distribution  of  $331,467  to  its
Stockholders. The Company paid a distribution of $361,625 and $370,972 to its Stockholders in February and March, 2000, respectively.

On February 9, 2000, the Company purchased a shopping center known as Conway Plaza from an unaffiliated third party for $8,540,363, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Florida limited liability company, Inland Southeast Conway, L.L.C., owns the entire fee simple interest in Conway Plaza. The property is located in Orlando, Florida. Two tenants, Publix (a supermarket) and Beall's Outlet Store (a discount department clothing store), each lease more than 10% of the total gross leasable area of the property.

On February 29, 2000, the Company decided to increase monthly distributions from a rate of $.75 per share per annum to a rate of $.76 per share per annum. The increase becomes effective April 1, 2000, and will be paid beginning May 7, 2000.

                                              INLAND RETAIL REAL ESTATE TRUST, INC.
                                                    (a Maryland corporation)

                                                          Schedule III
                                            Real Estate and Accumulated Depreciation

                                                        December 31, 1999
                                            Initial Cost                             Gross amount at which carried
                                                 (A)                                        at end of period (B)
                                       ------------------------              --------------------------------------------------
                                                     Buildings   Adjustments               Buildings              Accumulated
                                                       and           to                      and         Total    Depreciation
                          Encumbrance     Land     Improvements   Basis (C)     Land     Improvements     (D)          (E)
Multi-tenant Retail       ------------ ----------- ------------ ------------ ----------- ------------ ----------- -------------
-------------------
  Lake Walden Square
    Plant City, FL.......   10,049,869   3,006,662  11,549,586      26,378     3,006,662   11,575,964  14,582,626     303,471
  Merchants Square
    Zephyrhills, FL......    3,167,437     992,225   4,749,818      12,619       992,225    4,762,437   5,754,662     110,827
  Town Center Commons
    Kennesaw, GA.........    7,258,000   3,293,792   6,350,835      24,718     3,293,792    6,375,553   9,669,345     122,074
  Boynton Commons
    Boynton Beach, FL....   22,922,580   8,698,355  21,803,370     (44,855)    8,698,355   21,758,515  30,456,870     328,364
  Lake Olympia Square (C)
    Ocoee, FL............    5,902,166   2,567,471   7,306,483     (35,992)    2,567,471    7,270,491   9,837,962      90,823
  Bridgewater Marketplace
    Orlando, FL..........    4,780,000     783,492   5,221,618        (566)      783,492    5,221,052   6,004,544      61,300
  Bartow Marketplace
    Cartersville, GA.....   18,375,000   6,098,178  18,308,271         236     6,098,178   18,308,507  24,406,685     162,734
  Countryside
    Naples, FL...........    6,720,000   1,117,428   7,478,173       6,893     1,117,428    7,485,066   8,602,494      47,317
  Casselberry Commons
    Casselberry, FL......   13,924,800   6,702,658  11,191,912      17,168     6,702,658   11,209,080  17,911,738        -
                          ------------ ----------- ------------ ------------ ----------- ------------ ----------- -------------
  Totals.................   93,099,852  33,260,261  93,960,066       6,599    33,260,261   93,966,665 127,226,926   1,226,910
                          ============ =========== ============ ============ =========== ============ =========== =============

                          Date
                          Con-
                          stru-        Date
                          cted          Acq
Multi-tenant Retail       ----         -----
-------------------
  Lake Walden Square
    Plant City, FL....... 1992          05/99
  Merchants Square
    Zephyrhills, FL...... 1993          06/99
  Town Center Commons
    Kennesaw, GA......... 1998          07/99
  Boynton Commons
    Boynton Beach, FL.... 1998          07/99
  Lake Olympia Square (C)
    Ocoee, FL............ 1995          09/99
  Bridgewater Marketplace
    Orlando, FL.......... 1998          09/99
  Bartow Marketplace
    Cartersville, GA..... 1995          09/99
  Countryside
    Naples, FL........... 1997          10/99
  Casselberry Commons
    Casselberry, FL...... 1973/         12/99
                           1998



                     INLAND RETAIL REAL ESTATE TRUST, INC.
                           (a Maryland corporation)

                           Schedule III (continued)

                   Real Estate and Accumulated Depreciation

                               December 31, 1999

Notes:

   (A) The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1999 for federal income tax purposes was approximately $127,253,000 (unaudited).

   (C) Adjustments to basis include additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

   (D) Reconciliation of real estate owned:

                                         1999
                                    -------------
       Balance at beginning of year $       -
       Purchases of property.......  127,220,327
       Additions...................      219,886
       Payments received under
         master leases and other
         obligations...............     (213,287)
                                    -------------
       Balance at end of year...... $127,226,926
                                    =============

   (E) Reconciliation of accumulated depreciation:

       Balance at beginning of year $       -
       Depreciation expense........    1,226,910
                                    -------------
       Balance at end of year...... $  1,226,910
                                    =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants or other reportable events during 1999.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers and directors and their positions and offices with the Company are as follows:

  Robert D. Parks......... Chairman, Chief Executive Officer and Affiliated
                           Director
  Barry L. Lazarus........ President, Chief Operating Officer, Treasurer,
                           Chief Financial Officer and Affiliated Director
  Daniel K. Deighan....... Independent Director
  Michael S. Rosenthal.... Independent Director
  Kenneth E. Masick....... Independent Director
  Roberta S. Matlin....... Vice President - Administration
  Steven D. Sanders....... Vice President - Acquisitions
  Samuel A. Orticelli..... Secretary

The Inland Group, Inc. ("Inland"), a Delaware corporation, together with its subsidiaries and its and their affiliates (collectively, the "Inland Affiliated Companies" or the "Inland Organization"), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation, a Delaware corporation ("IREIC"), a subsidiary of Inland, and one of the Inland Affiliated Companies, is the sponsor and organizer of the Company. Inland Retail Real Estate Advisory Services, Inc., an Illinois corporation (the "Advisor" to the Company), is a wholly owned subsidiary of IREIC. Inland Securities Corporation ("ISC"), another of the Inland Affiliated Companies, is the Dealer Manager of the Company's Offering. ISC was formed in 1984 and is qualified to do business as a securities broker-dealer throughout the United States. Since its formation, ISC has provided the marketing function for distribution of the investment products sponsored by IREIC. ISC does not render such services to anyone other than the Inland Affiliated Companies. The senior management of the Company includes executives of the Inland Affiliated Companies named above.

  ROBERT D. PARKS (age 56) has been Chairman, Chief Executive Officer and Affiliated Director of the Company since its formation in 1998. Mr. Parks has been with Inland and its affiliates since 1968 and is one of the four original principals of Inland. He is a Director of Inland; Chairman of IREIC; Chairman of the Board and President of the Advisor; a Director of ISC and President, Chief Executive Officer, Chief Operating Officer, and a director of Inland Real Estate Corporation ("IREC"), a REIT which is also sponsored by IREIC. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments nationwide for IREIC and has overall responsibility for investor relations. Mr. Parks received his B.A. Degree from Northeastern Illinois University and an M.A. from the University of Chicago. He is a registered direct participation program limited principal with the National Association of Securities Dealers, Inc. ("NASD"). He is a member of the Real Estate Investment Association and the National Association of Real Estate Investment Trusts.

  BARRY L. LAZARUS (age 53) has been President, Chief Operating Officer and an Affiliated Director of the Company since its formation in 1998, and has been Treasurer and Chief Financial Officer of the Company since June, 1999. After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original controller and was later promoted to Treasurer. From 1973 to 1979 he supervised all corporate and partnership accounting and tax matters, and managed corporate financial affairs. In 1979 Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987 the Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990 Mr. Lazarus was Vice President of Finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest home builder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the Southeastern and Southwestern United States, as well as maintaining investor relations.
  Mr. Lazarus rejoined Inland in October 1990 and became President of Intervest Midwest Real Estate Corporation ("Intervest"), then one of the Inland Affiliated Companies. Intervest, which has its principal office in Atlanta, Georgia, has been active in land acquisition, development, financing and disposition of real estate assets in the Midwest and Southeast, for its own account and for others. Mr. Lazarus solely owns Wisconsin and Southern Land Company, Inc., of which he has been President and Director since December 1993. Wisconsin and Southern Land Company, Inc., which has its office in Atlanta, Georgia, is a holding company that acquired Intervest from the Inland Organization in 1994. Intervest, pursuant to a service agreement, currently provides property zoning, development and disposition services to Wisconsin Capital Land Fund, L.P. ("Wisconsin Land Fund"), a private placement real estate equity program sponsored by IREIC. Intervest earned approximately $80,000 of deferred compensation for 1997, earned approximately $165,000 in 1998, and did not earn any fees during 1999, for its services rendered and to be rendered to Wisconsin Land Fund. Mr. Lazarus continues to serve as President of Intervest. He received his B.B.A. Degree from the University of Wisconsin, is a certified public accountant and holds real estate broker licenses in the states of Wisconsin and Georgia.

  DANIEL K. DEIGHAN (age 59) has been an Independent Director of the Company since September 1998. He is an appraiser, who holds the MAI designation from the American Institute of Real Estate Appraisers (the predecessor to the Appraisal Institute), and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in some courts in New York in eminent domain and other appraisal matters. Mr. Deighan is President of Florida Property Consultants Group, which has its office in Port St. Lucie, Florida. That firm is successor to Deighan Appraisal Associates, Inc. and its predecessors, which Mr. Deighan formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida.
  Mr. Deighan has also been President of Southern Real Estate Group, Inc. since August 1998, a commercial real estate brokerage firm. In addition, since February 1996, he has been Vice-President of Southern Property Consultants, Inc., a firm which specializes in real estate tax appeals, and a principal of Florida Residential Consultants, Inc., which provides appraisal services. All of the companies mentioned in this paragraph have their offices in Port St. Lucie, Florida.
  Deighan Appraisal Associates, Inc. was honored as the "Business of the Year" in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan is Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. Degree from Sienna College, Albany, New York.

  MICHAEL S. ROSENTHAL (age 42) has been an Independent Director of the Company since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm's predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary. Mr. Rosenthal received both his B.A. Degree and his law degree from the University of Florida.

  KENNETH E. MASICK (age 54) has been an Independent Director of the Company since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm's audit and accounting department and is responsible for the firm's quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions.
  Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.
  He also serves as president and director of Wolf Capital Corporation, a firm specializing in mergers and acquisitions, business valuations and financial consulting, and as a director of Oak Brook Investor Advisory Services, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

  ROBERTA S. MATLIN (age 55) has been Vice President--Administration of the Company since its formation in 1998. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing IREIC's day-to-day internal operations. She has also been Vice President-Administration of IREC since March 1995. Ms. Matlin is a Director of IREIC, ISC and Inland Real Estate Advisory Services, Inc. the Advisor to IREC. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

  STEVEN D. SANDERS (age 51) has been involved in the real estate industry, continuously since 1970. His real estate career began with Carlsberg Financial Corporation in Los Angeles, California, a sponsor of national real estate limited partnerships that acquired office, industrial, multi-family, manufactured home parks and retail properties throughout the United States. As Regional Director of Acquisitions, Mr. Sanders' responsibilities included identification, analysis, negotiations and closings of properties in the eastern United States, on behalf of Carlsberg Financial Corporation sponsored partnerships.
  In 1979 and 1980, Mr. Sanders worked for R&B Development, Los Angeles, California, as Director of Acquisitions for multi-family properties acquired for ultimate conversions to condominiums. In 1981, he formed Irvine Properties, Inc. which offered real estate consultation, brokerage and management services to local and national investors. In 1984, Mr. Sanders joined Univest Real Estate Corporation, Tampa, Florida, an affiliate of Inland, and spearheaded the acquisition of multi-family properties throughout the state of Florida.
  In 1988, he formed Florida Country Clubs, Inc., which acquired and operated three golf and country clubs located in Orlando, Florida. In 1991, Mr. Sanders acquired interests in additional golf and country clubs on the east and west coasts of Florida. In 1993 he rejoined Inland at its Oak Brook, Illinois headquarters with the primary responsibility of acquiring shopping centers for IREC. Mr. Sanders is also President of Inland Southeast Property Management Corp., the real estate management agent for the Company's properties.
  He has been Vice President--Acquisitions of the Company since its formation in 1998.

  SAMUEL A. ORTICELLI (age 46) has been Secretary of the Company since its formation in 1998. Mr. Orticelli joined the Inland Affiliated Companies in
1984. He is a Vice President of Inland, Senior Counsel with The Inland Real Estate Group, Inc. Law Department and serves as legal counsel for IREIC, with responsibilities relating to securities law and real estate transactions. Mr. Orticelli has been Assistant Secretary of Inland Real Estate Corporation, a
REIT, since its formation in 1994. He received his B.S. Degree in accounting from Marquette University and his law degree from DePaul University. Prior to joining Inland, Mr. Orticelli worked for the Chicago law firm of Katz, Randall & Weinberg, specializing in real estate transactions. He is a member of the Illinois State Bar Association and served on the Corporate Law Departments Section Council (1995-1998) and the Real Estate Law Section Council (1989-
1994). He is a past president of the Justinian Society of Lawyers (DuPage Chapter).

The election of members of the Board of Directors is conducted on an annual basis. Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified. Accordingly, the term of office of each director of the Company will expire at the annual meeting of stockholders to be held later this year. It is anticipated that at such meeting each current director will be nominated to stand for reelection as a director to hold office until the Company's annual meeting of stockholders to held in 2001 and until his successor is elected and qualified. The Company has no reason to believe that any of the anticipated nominees will be unable of unwilling to serve if elected.


Item 11.  Executive Compensation

With the exception of Barry L. Lazarus, the Company's executive officers are all employees of Inland Real Estate Investment Corporation, the owner of Inland Retail Real Estate Advisory Services, Inc., the Company's Advisor, and/or its affiliates. The Company does not pay any of these individuals for serving in their respective positions. For a discussion of fees paid to the Advisor and other Inland Affiliated Companies, see "Certain Relationships and Related Transactions" below.

Mr. Lazarus will receive an annual salary of $35,000 from the Company, and reimbursement for his out-of-pocket expenses incurred on behalf of the Company. His "at will" employment is based on an oral agreement. Mr. Lazarus will devote most of his time to the Company's business; however, he will continue to devote some time to Intervest Midwest Real Estate Corporation, of which he is President. Mr. Lazarus was paid $26,250 in 1999 for his services as President, Chief Operating Officer, Treasurer and Chief Financial Officer of the Company.

The Company pays its Independent Directors an annual fee of $1,000. Messrs. Deighan, Rosenthal and Masick were each paid fees of $3,000 in 1999 for their services as Independent Directors. In addition, each Independent Director receives $250 for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof. Officers of the Company who are Directors (Messrs. Parks and Lazarus) are not paid fees for serving as directors.

Under the Company's Independent Director Stock Option Plan, each Independent Director is entitled to be granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 Shares will be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders meeting will become fully exercisable on the second anniversary of the date of grant. Options granted during the pendency of the current initial public offering will be exercisable at $9.05 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 23, 2000 regarding the number and percentage of Shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 23, 2000, any person known to us to be the beneficial owner of more than 5% of the Shares.

                                 Number of Shares
                                   Beneficially             Percent
                                      Owned (1)             of Class
                                 ----------------        --------------
      Name of Beneficial Owner
      ------------------------
      Robert D. Parks                27,180 (2)                *
      Barry L. Lazarus               11,049                    *
      Daniel K. Deighan               1,000 (3)                *
      Michael S. Rosenthal            1,000 (3)                *
      Kenneth E. Masick               1,000 (3)                *
      Roberta S. Matlin                -                       -
      Steven D. Sanders                -                       -
      Samuel A. Orticelli              -                       -
      All Directors and
       Executive Officers as
       a group (8 persons)           41,229 (2)                *
      Macomb County Retirement
         System (4)                 789,473                 14.53%

  * Less than 1%

  (1) Beneficial ownership includes outstanding Shares and Shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.

  (2) Includes 20,000 Shares owned by the Advisor. The Advisor is a wholly owned subsidiary of IREIC, which is an affiliate of Inland. Mr. Parks is a control person of Inland and disclaims beneficial ownership of Shares owned by the Advisor.

  (3) Consists of Shares issuable upon exercise of options to which each Independent Director is entitled but which have not yet been issued, which options are anticipated to be issued soon so that they will become exercisable within 60 days after the date of this table.

  (4) The address of Macomb County Retirement System is 10 N. Main, 12th Floor, County Building, Mt. Clemens, MI 48043.

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 1999, the Company incurred a total of $8,057,059 of organizational and offering costs, of which $5,193,155 was paid to affiliates.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering and the administration of the Company. During the year ended December 31, 1999, the Company incurred $683,055 of these costs, of which $549,089 remained unpaid. In addition, an affiliate of the Advisor served as dealer manager of an offering of securities by the Company and earned fees of $4,786,547, of which $896,544 was unpaid as of December 31, 1999. Approximately all of these commissions have been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Advisor may receive an annual Advisor asset management fee of not more than 1% of the average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7.5% current return. For the year ended December 31, 1999, the Company has not paid or incurred any such fees.

An Affiliate of the Advisor, Inland Southeast Property Management Corp. ("ISPM"), is entitled to receive property management fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid property management fees of $225,665, of which $203,235 were retained by ISPM, for the year ended December 31, 1999, all of which have been paid.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to selecting, evaluating and acquiring of properties. Such amounts are included in building and improvements for those costs relating to properties purchased. Such amounts are included in acquisition cost expenses to Affiliates for costs relating to properties not acquired.

Loan servicing fees in the amount of $14,281 were paid to Inland Mortgage Servicing Corporation, an affiliate of the Advisor.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed:

  (1) The consolidated financial statements of the Company included in this report are set forth in Item 8.

  (2) Financial Statement Schedules:

      The following financial statement schedule for the year ended December 31, 1999 is submitted herewith:

                                                                    Page
                                                                    ----
      Real Estate and Accumulated Depreciation (Schedule III)......  38

      Schedules not filed:

      All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (3) Exhibits. The following exhibits are filed as part of this document:

  Item No.     Description
  ---------    -----------
    3.1 Second Articles of Amendment and Restated Charter of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed on February 9, 1999 (File No. 333-64391) and incorporated herein by reference.)

    3.2 Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-11 filed on January 28, 1999 (File No. 333-64391) and incorporated herein by reference.)

    4.1 Form of Agreement of Limited Partnership of Inland Retail Real Limited Partnership. (Included as Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on January 7, 1999 (File No. 333-64391) and incorporated herein by reference.)

    4.2 Specimen Certificate for the Shares. (Included as Exhibit 4.2 to the Company's Registration Statement on Form S-11 filed on September 28, 1998 (File 333-64391) and incorporated herein by reference.)

   10.1 Form of Escrow Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle National Bank, N.A. (Included as Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed on February 9, 1999 (File No. 333-64391) and incorporated herein by reference.)

   10.2 Form of Advisory Agreement by and between Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.2 to the Company's Registration Statement on Form S-11 filed on September 28, 1998 (File No. 333-64391) and incorporated herein by reference.)

   10.3 Form of Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southeast Property Management Corp. (Included as Exhibit 10.3 to the Company's Registration Statement on Form S-11 filed on September 28, 1998 (File No. 333-64391) and incorporated herein by reference.)

   10.4 Form of Property Acquisition Service Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation, Inland Real Estate Advisory Services, Inc., and Inland Real Estate Acquisitions, Inc. (Included as Exhibit 10.4 to the Company's Registration Statement on Form S-11 filed on September 28, 1998 (File No. 333-64391) and incorporated herein by reference.)

   10.5  Form  of  the  Company's   Independent  Director  Stock  Option  Plan.
         (Included as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on January 7, 1999 (File No. 333-64391) and incorporated herein by reference.)

   10.6 Form of Indemnification Agreement by and between Inland Retail Real Estate Trust, Inc., and its directors and executive officers.
         (Included as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed February 9, 1999 (File No. 333-64391) and incorporated herein by reference.)

   10.7 Form of Agreement dated March,1999 between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Investment Corporation relating to payment of the reasonably estimated cost to prepare and mail a notice to stockholders of any special meeting of stockholders requested by the stockholders. (Included as Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 10, 1999 (File No. 333-64391) and incorporated herein by reference.)

   27.1  Financial Data Schedule


(b) Reports on Form 8-K:

    The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

         Report on Form 8-K dated September 30, 1999
         Item 2.  Acquisition or Disposition of Assets

         Report on Form 8-K dated October 26, 1999
         Item 2.  Acquisition or Disposition of Assets

         Report on Form 8-K/A dated September 1, 1999
         Item 7. Financial Statements and Exhibits (for the Company and for Lake Olympia Square, Bridgewater Marketplace, Bartow Marketplace and Countryside Shopping Center).

(c) See exhibit index included above.

(d) None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  INLAND RETAIL REAL ESTATE TRUST, INC.

        /s/ Robert D. Parks


  By:   Robert D. Parks
        Chairman and Chief Executive Officer
        and Affiliated Director
  Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /s/ Robert D. Parks


  By:   Robert D. Parks
        Chairman and Chief Executive Officer
        and Affiliated Director
  Date: March 30, 2000

        /s/ Barry L. Lazarus


  By:   Barry L. Lazarus
        President, Chief Operating Officer, Treasurer,
        Chief Financial Officer and Affiliated Director
  Date: March 30, 2000

        /s/ Daniel K. Deighan


  By:   Daniel K. Deighan
        Independent Director
  Date: March 30, 2000

        /s/ Kenneth E. Masick


  By:   Kenneth E. Masick
        Independent Director
  Date: March 30, 2000

        /s/ Michael S. Rosenthal

  By:   Michael S. Rosenthal
        Independent Director
  Date: March 30, 2000