Form 10-Q
period 2000-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2000-05-15
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from         to

Commission File 000-30413

Inland Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	#36-4246655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois       60523
(Address of principal executive office)          (Zip code)

Registrant's telephone number, including area code: 630-218-8000

N/A
(Former name, former address and former fiscal
year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 8, 2000, there were 7,339,455 Shares of Common Stock outstanding.

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2000 and December 31, 1999
(unaudited)

Assets

	March	December
	2000	1999
Investment Properties:
Land	$ 35,475,586	$ 33,260,261
Tenant Improvements	228,234	201,418
Building and site improvements	99,963,193	93,765,247
	135,667,013	127,226,926
Less accumulated depreciation	2,132,381	1,226,910
Net investments in properties	133,534,632	126,000,016

Cash and cash equivalents	15,096,311	14,869,164
Restricted cash (Note 1)	1,054,581	1,246,889
Accounts and rents receivable, (net of allowance of $258,157 and none as of March 31, 2000 and December 31, 1999, respectively)(Note 6)	1,728,015	1,331,213
Real estate tax and insurance escrow deposits	286,870	227,123
Furniture and equipment (net of accumulated
Depreciation of $3,023 and $2,413 as of March 31, 2000 and December 31, 1999, respectively)	9,166	9,776
Loan fees (net of accumulated amortization of
$38,135 and $20,432 as of March 31, 2000 and
December 31, 1999, respectively)	156,732	164,433
Leasing fees (net of accumulated amortization of $5,667 and $3,346 as of March 31, 2000 and December 31, 1999, respectively)	27,285	34,106
Other assets	380,135	105,416
Total assets	$ 152,273,727	$ 143,988,136

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

(continued)

March 31, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity

	March	December
	2000	1999
Liabilities:
Accounts payable	$ 306,702	$ 74,094
Accrued offering costs due to Affiliates	1,604,106	1,309,642
Accrued offering costs due to non-affiliates	316,175	1,554,262
Accrued interest payable to non-affiliates	490,443	419,003
Real estate tax payable	381,539	--
Distributions payable (Note 11)	418,582	331,467
Security Deposits	284,941	232,370
Mortgages payable (Note 7)	89,782,139	93,099,852
Unearned income	160,471	9,585
Other liabilities	1,238,419	1,359,209
Due to Affiliates (Note 3)	1,249,772	582,787

Total liabilities	96,233,289	98,972,271

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, shares 100,000,000 authorized, 6,818,556 and 5,433,839 issued and outstanding at March 31, 2000 and December 31, 1999, respectively	68,186	54,338

Additional paid-in capital (net of costs of
Offering of $10,175,875 and $8,057,059 at March 31, 2000 and December 31, 1999, respectively, of which $8,255,594 and $5,193,155 was paid to Affiliates,
respectively)	57,881,963	46,188,392
Accumulated distributions in excess of
Net income	(1,911,711)	(1,228,865)

Total stockholders' equity	56,038,438	45,013,865

Commitments and contingencies (Notes 5,6 and 10)

Total liabilities and stockholders' equity	$ 152,273,727	$ 143,988,136

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Operations

For the three months ended March 31,2000

(unaudited)

Income:
Rental income	$ 3,475,191
Additional rental income	1,335,078
Interest income	200,950
Other income	3,599

5,014,818
Expenses:
Professional services to Affiliates	--
Professional services to non-affiliates	80,725
General and administrative expenses
to Affiliates	60,483
General and administrative expenses to
non-affiliates	47,176
Property operating expenses to
Affiliates	199,455
Property operating expenses to
non-affiliates	1,462,511
Mortgage interest to Affiliates	--
Mortgage interest to non-affiliates	1,766,153
Acquisition costs expense	3,877
Depreciation	906,081
Amortization	20,024

4,546,485
Net income	$ 468,333
===========
Net income per common share, basic and
diluted	$ .08
===========
Weighted average number of common shares
outstanding, basic and diluted	6,174,848
==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2000

(unaudited)
	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of net Income	Total
Balance at December 31, 1999	$ 54,338	46,188,392	(1,228,865)	45,013,865

Net income			468,333	468,333
Distributions declared ($.75 per weighted average number of common shares outstanding)			(1,151,179)	(1,151,179)
Proceeds from offering Including DRP (net of current period and cumulatively offering costs of $2,118,816, and $10,175,875)	13,848	11,693,571	--	11,707,419

Balance at March 31, 2000	$ 68,186	57,881,963	(1,911,711)	56,038,438
	==========	===========	===========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Consolidated Statement of Cash Flows

For the three months ended March 31, 2000

(unaudited)

Cash flows from operating activities:
Net income	$ 468,333
Adjustments to reconcile net income to net Cash provided by operating activities:
Depreciation	906,081
Amortization	20,024
Interest escrow	31,632
Rental income under master lease	99,658
Straight line rental income	(81,292)
Changes in assets and liabilities:
Accounts and rents receivable	(315,510)
Other assets	(274,719)
Real estate tax and insurance escrows	(59,747)
Accrued interest payable to non- affiliates	71,440
Real estate tax payable	381,539
Accounts payable	232,608
Unearned income	150,886
Other liabilities	(120,790)
Security deposits	52,571
Due to affiliates	666,985
Net cash provided by operating activities	2,229,699

Cash flows from investing activities:
Restricted cash	192,308
Purchase of investment properties	(8,540,755)
Additions to investment properties	(30,622)
Leasing Fees	4,500
Net cash used in investing activities	(8,374,569)

Cash flows from financing activities:
Proceeds from offering	13,826,235
Payment of offering costs	(3,062,439)
Principal payments of debt	(3,317,713)
Loan fees	(10,002)
Distributions paid	(1,064,064)
Net cash provided by financing activities	6,372,017

Net increase in cash and cash equivalents	227,147

Cash and cash equivalents at January 1, 2000	14,869,164

Cash and cash equivalents at March 31, 2000	$ 15,096,311
============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Consolidated Statement of Cash Flows

(continued)

For the Three months ended March 31, 2000

(unaudited)

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$ 418,582
===============

Cash paid for interest	$ 1,694,713
===============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

March 31, 2000

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 1999, which are included in the Company's 1999 Annual Report, as certain footnote disclosures contained in such audited financial statements have omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of March 31, 2000, the Company had received subscriptions for a total of 6,738,872 Shares. In addition, the Company has issued 79,684 Shares pursuant to the Company's DRP.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 2000, the Company does not believe any such impairment of its properties exists.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for and 15 years for the site improvements. Furniture and equipment is depreciated over five years. Tenant improvements are amortized on a straight-line basis over the life of the related leases.

Loan fees are amortized on a straight-line basis over the life of the related loans.

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

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

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

(3) Transactions with Affiliates

As of March 31, 2000, the Company had incurred $10,175,875 of offering costs, of which $8,255,594 was paid to affiliates. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 2000, offering costs did not exceed the 5.5% and 15% limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. Such costs are offset against the Stockholders' equity accounts. As of March 31, 2000 such costs totaled $6,027,842of which $76,751 was unpaid at March 31, 2000.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates. The Company incurred $1,062,539 of these costs, of which $ 867,098 remained unpaid.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% Current Return. For the three months ended March 31, 2000 and March 31, 1999, the Company neither paid nor accrued such fees.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees for management and leasing services. No such fees had been incurred for the three months ended March 31, 1999. The Company incurred and paid property management fees of $199,455 for the three months ended March 31, 2000.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of March 31, 2000, no options had been issued.

In addition to sales commissions, the dealer manager of the offering ("an Affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of March 31, 2000, 268,233 had been issued, these warrants had no value and none had been exercised.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

(5) Investment Properties:

An Affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each property from this Affiliate at their costs upon receipt of proceeds from the Offering.
					Gross amount at which
		Initial Costs (A)			Carried at March 31, 2000				Date
			Buildings	Adjustments		Buildings		Accumulated	Con-
			And	to		And	Total	Depreciation	Stru-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	cted	Aqu.
Multi-Tenant Retail
Lake Walden Square Plant City, FL	10,023,652	3,006,662	11,549,586	26,378	3,006,662	11,575,964	14,582,626	432,297	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	12,619	992,225	4,762,437	5,754,662	142,014	1993	06/99
Town Center Commons Kennesaw, GA	7,258,000	3,293,792	6,350,835	24,719	3,293,792	6,375,554	9,669,346	171,692	1998	07/99
Boynton Commons Boynton Beach, FL	19,662,500	8,698,355	21,803,370	(106,925)	8,698,355	21,696,445	30,394,800	524,553	1998	07/99
Lake Olympia Square Ocoee, FL	5,870,750	2,567,471	7,306,483	(67,625)	2,567,471	7,238,858	9,806,329	158,818	1995	09/99
Bridgewater Marketplace Orlando, FL	4,780,000	783,492	5,221,618	(565)	783,492	5,221,053	6,004,545	107,341	1998	09/99
Bartow Marketplace Cartersville, GA	18,375,000	6,098,178	18,308,271	499	6,098,178	18,308,770	24,406,948	325,474	1995	09/99
Countryside Naples, FL	6,720,000	1,117,428	7,478,173	7,048	1,117,428	7,485,221	8,602,649	118,296	1997	10/99
Casselberry Commons Naples, FL	13,924,800	6,702,658	11,191,912	17,373	6,702,658	11,209,285	17,911,943	108,820	1973/ 1998	12/99
Conway Plaza Orlando, FL	--	2,215,325	6,325,430	(7,590)	2,215,325	6,317,840	8,533,165	43,076	1985/1999	02/00
Totals	89,782,139	35,475,586	100,285,496	(94,069)	35,475,586	100,191,427	135,667,013	2,132,381

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

(A) The initial cost to the Company represents the original purchase price of the property from an Affiliate of our Advisor, or an unaffiliated third party, including amounts incurred subsequent to acquisition, most of which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent under master lease agreements on the spaces currently vacant until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments was $271,767 as of March 31, 2000.

(C) When Lake Olympia Square was purchased by an affiliate of our Advisor, $234,145 was escrowed at the closing. At the time of purchase by the Company, $89,400 of these funds remained available to be used on a monthly basis to pay the principal portion of the debt service through July, 2000. The net effect of this structure is that the Company will pay the interest portion of the debt service over the next four months. The cumulative amount received by the Company was $72,810 as of March 31, 2000, which is reflected as an adjustment to the basis of the property.

(6)Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase of until the spaces are leased. GAAP requires that as these payments are received, they be recorded as rental income. The cumulative amount of such payments was $271,767 as of March 31, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include an increase of $81,292 for the three months ended March 31, 2000, of rental income for the period of occupancy for which stepped rent increases apply and $81,292 in the related accounts and rents receivable as of March 31, 2000. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at March 31, 2000:

Property as Collateral	Interest Rate	Maturity Date	Monthly Payments	Balance at March 31, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 10,023,652
Merchants Square	7.25%	11/2008	(b)	3,167,437
Town Center Commons	7.72%	04/2000	(c)	2,508,000
	7.00%	04/2006	(b)	4,750,000
Boynton Commons *	7.88%	09/2000	(c)	4,537,500
	7.21%	03/2006	(b)	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,870,750
Bridgewater Marketplace	7.72%	09/2000	(c)	1,792,500
	7.72%	09/2006	(c)	2,987,500
Bartow Marketplace	7.47%	09/2000	(c)	4,900,000
	7.47%	09/2004	(c)	13,475,000
Countryside	7.72%	03/2001	(c)	6,720,000
Casselberry Commons *	8.60%	04/2000	(c)	5,221,800
	7.64%	04/2006	(b)	8,703,000

				$ 89,782,139
				=============

(a) Payments include principal and interest.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

* Certain of the mortgages payable are subject to guarantees, in which an Affiliate of the Advisor has guaranteed payment on these notes to the lender.

These mortgages are serviced by an Affiliate of the Advisor on behalf of the Company. The Affiliate receives servicing fees at a market rate for such services.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

(unaudited)

(8) Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. All of the Company's shopping centers are located within Florida and Georgia. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

The property revenues and net property operations of the reportable segments are summarized in the following tables as of March 31, 2000, and for the three month period then ended, along with a reconciliation to net income.
2000

Total property revenues	$ 4,810,269
Total property operating
Expenses	1,661,966
Mortgage interest	1,766,153

Net property operations	1,382,150

Interest income	200,950
Other income	3,599
Less non property expenses:
Professional services	80,725
General and administrative	111,536
Depreciation and amortization	926,105

Net income	$ 468,333

Total Assets
Shopping Centers	137,949,675
Non-segment assets	14,324,052
$152,273,727
============

Notes to Consolidated Financial Statements

(Continued)

March 31, 2000

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

As of March 31, 2000, warrants to purchase 268,233 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares. The weighted average number of common shares outstanding were 6,174,848 for the period ended March 31, 2000.

 (10) Commitment and Contingencies

The Company is not subject to any material pending legal proceeding.

 (11) Subsequent Events

The Company paid a distribution of $418,582 and $435,330 to its Stockholders in April and May, 2000, respectively.

On May 2, 2000, the Company obtained financing totaling $5,000,000 secured by Conway Plaza from an unaffiliated lender. The mortgage loan requires monthly payments of interest only at a floating rate per annum of 1.65% over a LIBOR related index (currently 7.8137%) and is due June 1, 2005.

On April 13, 2000, a scheduled principal payment of $2,508,000 was made to fully retire one note due on the Town Center Commons Shopping Center. On April 28, 2000, a principal payment in the amount of $1,305,250 was made to the lender on the Casselberry Commons Shopping Center. The amount paid represented a partial paydown on one of the two notes secured by the property.

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

Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company had not commenced operations as of March 31, 1999. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the DRP. Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of March 31, 2000, subscriptions for a total of 6,738,872 Shares had been received from the public, which includes 20,000 Shares issued to the Advisor. In addition the Company has distributed 79,684 shares pursuant to the Company's DRP. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds. As of March 31, 2000, organizational and offering costs totaling $10,175,875 did not exceed these limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

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

Cash Flows From Operating Activities

Net cash provided by operating activities generated $2,229,699 for the three months ended March 31, 2000. This is due primarily to the operations of the nine properties acquired during 1999 and an additional property acquired during the three months ended March 31, 2000. The Company had not commenced operations as of March 31, 1999.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of one property.

Cash Flows From Financing Activities

For the three months ended March 31, 2000, the Company generated $6,372,017 of cash flows from financing activities. This was due primarily to proceeds raised of $13,826,235 from the sale of Shares for the three months ended March 31, 2000. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company paid offering costs totaling $3,062,439. In addition, the Company also paid distributions for the three months ended March 31, 2000 of $1,064,064 and loan fees of $10,002 for the three months ended March 31, 2000.

Results of Operations

Through March 31, 2000, the Company had incurred a total of $10,175,875 for costs incurred with the Offering, of which $1,920,281 remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the nine properties acquired during 1999 and an additional property acquired in February 2000 .

Winn-Dixie, an anchor tenant in three of the properties owned by the Company representing 8% of gross rental income is currently under going a restructuring. The Company had been assured by management of Winn-Dixie that the stores located in the Company's specific properties are not closing as part of the restructuring.

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
March 31, 2000

Net income	$ 468,333
Depreciation	906,081

Funds from operations (1)	1,374,414

Principal amortization of debt	(57,633)
Deferred rent receivable (2)	(81,292)
Income received under master lease
Agreements and other escrows (4)	131,290
Acquisition costs expenses (3)	3,877

Funds available for distribution	$1,370,656
===========

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

  (4) As part of several purchases, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase for periods ranging from one to two years from the date of the purchase or until the spaces are leased. In addition, the Company received payments from other escrow arrangements. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2000 and 1999. N/A indicates the property was not owned by the Company at the end of the quarter.

	2000				1999
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)
Lake Walden Square Plant City, FL	94				N/A	93	93	94
Merchants Square Zephyrhills, FL	100				N/A	100	100	100
Town Center Commons Kennesaw, GA	93				N/A	N/A	100	100
Boynton Commons Boynton Beach, FL	97*				N/A	N/A	95*	95*
Lake Olympia Square Ocoee, FL	100				N/A	N/A	96	100
Bridgewater Marketplace Orlando, FL	97*				N/A	N/A	97*	92*
Bartow Marketplace Cartersville, GA	100				N/A	N/A	100	100
Countryside Naples, Fl	98				N/A	N/A	N/A	98
Casselberry Commons Casselberry, FL	97*				N/A	N/A	N/A	97*
Conway Plaza Orlando, Fl	97*				N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which results in economic occupancy ranging from 99% to 100% at March 31, 2000 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

Year 2000 Issues

As part of it's year end 2000 readiness plan, the Company had identified three areas for compliance efforts: business computer systems, tenants and suppliers and non-information technology systems. The Company has not experienced and does not anticipate experiencing any problems relating to year 2000 issues in any of these areas. Total costs associated with year 2000 readiness were not significant.

Subsequent Events

The Company paid a distribution of $418,582 and $435,330 to its Stockholders in April and May, 2000, respectively.

On May 2, 2000, the Company obtained financing totaling $5,000,000 secured by Conway Plaza from an unaffiliated lender. The mortgage loan requires monthly payments of interest only at a floating rate per annum of 1.65% over a LIBOR related index (currently 7.8137%) and is due June 1, 2005.

On April 13, 2000, a scheduled principal payment of $2,508,000 was made to fully retire one note due on the Town Center Commons Shopping Center. On April 28, 2000, a principal payment in the amount of $1,305,250 was made to the lender on the Casselberry Commons Shopping Center. The amount paid represented a partial paydown on one of the two notes secured by the property.

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
	2000	2001	2002	2003	2004
Fixed rate debt	$ 179,928	257,199	278,462	303,957	353,316
Weighted average
Interest rate on
Maturing debt	--	--	--	--	--

Variable rate debt	$18,959,800	6,720,000	--	--	13,475,000
Weighted average
Interest rate on
Maturing debt	7.87%	7.72%	--	--	7.47%

The fair value of the Company's debt approximates its carrying amount.

Approximately $42,142,300, or 47% of the Company's mortgages payable at March 31, 2000, have variable interest rates averaging 7.65%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

PART II - Other Information

Items 1, 3, 4 and 5 are omitted because of the absence of conditions under which they are required.

Item 2. Changes in Securities and Use of Proceeds

The Company has registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the offering on a best efforts basis of 50,000,000 Shares at $10.00 per share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share (the "Offering"). The Offering commenced on February 11, 1999 and has not terminated. The maximum aggregate Offering price of the securities registered is $562,001,600. Inland Securities Corporation, an affiliate of the Advisor, is the Dealer Manager of the Offering.

As of March 31, 2000, the Company has sold the following securities for the following aggregate offering prices:
*	6,738,872	Shares on a best efforts basis for $67,369,023;
*	79,684	Shares pursuant to the DRP for $757,001;
*		Soliciting Dealer Warrants; and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,
*		for a total of 6,818,556 Shares for $68,126,024 of gross proceeds as of March 31, 2000.

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering. As of march 31, 2000, 268,233 Soliciting Dealer Warrants had been earned; however, as they had not been issued, the $215 of gross proceeds to be received for thier issuance is not included above.

From the February 11, 1999 effective date of the Offering through March 31, 2000 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting Discounts and commissions	$ 6,027,842	A
Finders fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	662,878	A
Other expenses paid to non-affiliates	3,485,155	A
Total expenses	$10,175,875

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities

Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $10,175,875 include $1,920,281 which were unpaid at March 31, 2000. The net offering proceeds to the Company for the Cumulative Period, after deducting the total cash expenses paid described in the above table, are $59,870,430.

For the Cumulative Period, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 41,451,314	A
Acquisition of other businesses	--	A
Repayment of indebtedness	4,527,629	A
Working capital	855,382	E
Temporary investments	13,023,916	A
Other uses	12,189	A

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

     S-K. Item 601.

     The following documents are incorporated by reference:

     Registration Statement on Form S-11 and related exhibits, as amended,

     File No. 333-64391, filed under the Securities Act of 1933.

 (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

Report on Form 8-K dated December 30, 1999

     Item 2. Acquisition or Disposition of Assets

     Report on Form 8-K/A dated December 30, 1999

     Item 7. Financial Statements and Exhibits

     Report on Form 8-K dated February 9, 2000

     Item 2. Acquisition or Disposition of Assets

     Report on Form 8-K dated February 29, 2000

     Item 5. Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: May 15, 2000

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: May 15, 2000