Form 10-Q
period 2000-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2000-08-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 11, 2000, there were 8,997,119 Shares of Common Stock outstanding.

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2000 and December 31, 1999
(unaudited)

Assets

	June	December
	2000	1999
Investment Properties:
Land	$ 40,284,916	$ 33,260,261
Building and site improvements	129,664,183	93,978,854
	169,949,099	127,223,115
Less accumulated depreciation	3,249,291	1,229,323
Net investments in properties	166,699,808	126,009,792

Cash and cash equivalents	11,111,316	14,869,164
Restricted cash (Note 1)	1,287,467	1,246,889
Accounts and rents receivable, (net of allowance of $100,000 and $0 as of June 30, 2000 and December 31, 1999, respectively)(Note 6)	1,857,343	1,331,213
Real estate tax and insurance escrow deposits	365,241	227,123
Loan fees (net of accumulated amortization of
$84,838 and $20,432 as of June 30, 2000 and
December 31, 1999, respectively)	356,127	164,433
Leasing fees (net of accumulated amortization of $9,287 and $3,346 as of June 30, 2000 and December 31, 1999, respectively)	23,665	34,106
Deferred acquisition costs	387,907	91,880
Other assets	127,343	13,536
Total assets	$ 182,216,217	$ 143,988,136

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

(continued)

June 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity

	June	December
	2000	1999
Liabilities:
Accounts payable	$ 172,142	$ 74,094
Accrued offering costs due to Affiliates	1,651,114	1,309,642
Accrued offering costs due to non-affiliates	47,740	1,554,262
Accrued interest payable to non-affiliates	581,961	419,003
Real estate tax payable	937,663	--
Distributions payable (Note 11)	493,641	331,467
Security Deposits	303,894	232,370
Mortgages payable (Note 7)	108,030,099	93,099,852
Unearned income	133,084	9,585
Other liabilities	1,428,196	1,359,209
Due to Affiliates (Note 3)	1,313,925	582,787

Total liabilities	115,093,459	98,972,271

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, 100,000,000 shares authorized, 8,211,172 and 5,433,839 issued and outstanding at June 30, 2000 and December 31, 1999, respectively	82,112	54,338

Additional paid-in capital (net of costs of
Offering of $11,723,288 and $8,057,059 at June 30, 2000 and December 31, 1999, respectively, of which $7,888,057 and $5,193,155 was paid to Affiliates,
respectively)	70,266,573	46,188,392
Accumulated distributions in excess of
Net income	(3,227,927)	(1,228,865)

Total stockholders' equity	67,120,758	45,013,865

Commitments and contingencies (Notes 5,6 and 10)

Total liabilities and stockholders' equity	$ 182,216,217	$ 143,988,136

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30,2000 and 1999

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Income:
Rental income	3,783,503	379,788	7,258,694	379,788
Additional rental income	567,468	226,698	1,902,846	226,698
Interest income	146,873	35,592	347,823	35,592
Other income	14,035	-	17,634	-

	4,511,879	642,078	9,526,697	642,078
Expenses:
Professional services to Affiliates	-	10,242	-	10,242
Professional services to non- affiliates	52,030	29,033	132,755	29,033
General and administrative expenses to Affiliates	48,535	40,186	109,018	40,186
General and administrative expenses to non-affiliates	26,244	39,704	73,420	39,704
Advisor asset management fee	60,000	-	60,000	-
Property operating expenses to Affiliates	205,147	17,194	404,602	17,194
Property operating expenses to non-affiliates	942,722	255,656	2,405,233	255,656
Mortgage interest to Affiliates	-	1,445	-	1,445
Mortgage interest to non- affiliates	1,890,008	155,246	3,656,161	155,246
Acquisition costs expense	30,715	11,443	34,592	11,443
Depreciation	1,113,887	87,819	2,019,968	87,819
Amortization	50,324	199	70,348	199

	4,419,612	648,167	8,966,097	648,167

Net income (loss)	92,267	(6,089)	560,600	(6,089)

Net income (loss) per common share, basic and diluted	.01	(.01)	.08	(.01)

Weighted average number of common shares outstanding, basic and diluted	7,450,489	517,231	6,812,669	517,231

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2000

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of net Income	Total
Balance at December 31, 1999	$ 54,338	46,188,392	(1,228,865)	45,013,865

Net income	--	--	560,600	560,600
Distributions declared ($.75 per weighted average number of common shares outstanding)	--	--	(2,559,662)	(2,559,662)
Proceeds from offering Including DRP (net of current period and cumulative offering costs of $3,666,228, and $11,723,268)	27,822	24,121,189	--	24,149,011
Treasury Stock	(48)	(43,008)	--	(43,056)

Balance at June 30, 2000	$ 82,112	70,266,573	(3,227,927)	67,120,758
	==========	===========	===========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2000 and 1999

(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$ 560,600	$ (6,089)
Adjustments to reconcile net income to net Cash provided by operating activities:
Depreciation	2,019,968	87,819
Amortization	70,348	199
Interest escrow	53,085	-
Rental income under master lease	163,333	-
Straight line rental income	(189,434)	(9,645)
Changes in assets and liabilities:
Accounts and rents receivable	(336,696)	(253,521)
Other assets	(409,834)	(43,961)
Real estate tax and insurance escrows	(138,118)	(328,343)
Accrued interest payable to non- affiliates	162,958	90,969
Real estate tax payable	937,663	138,650
Accounts payable	98,048	86,673
Unearned income	123,499	19,336
Other liabilities	68,987	2,480
Security deposits	71,524	54,567
Due to affiliates	731,138	361,036
Net cash provided by operating activities	3,987,069	200,170

Cash flows from investing activities:
Restricted cash	(40,578)	-
Purchase of investment properties	(42,852,301)	(5,896,586)
Additions to investment properties	(74,101)	-
Leasing Fees	4,500	-
Net cash used in investing activities	(42,962,480)	(5,896,586)

Cash flows from financing activities:
Proceeds from offering	27,815,239	13,778,175
Repurchase of shares	(43,056)	-
Payment of offering costs	(4,831,279)	(800,618)
Proceeds from debt financing	22,120,000	-
Principal payments of debt	(7,189,753)	(16,561)
Loan fees	(256,100)	(10,499)
Distributions paid	(2,397,488)	(52,855)
Net cash provided by financing activities	35,217,563	12,897,642

Net (decrease) in cash and cash equivalents	(3,757,848)	7,201,226

Cash and cash equivalents at January 1	14,869,164	202,000

Cash and cash equivalents at June 30	$ 11,111,316	$ 7,403,226
	============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Consolidated Statement of Cash Flows

(continued)

For the Six Months Ended June 30, 2000 and 1999

(unaudited)

Supplemental schedule of noncash investing and financing activities:

	2000	1999

Purchase of investment properties	-	(20,293,031)
Assumption of mortgage debt	-	14,396,445
	-	(5,896,586)
	============	============

Distributions payable in July	$ 493,641	$ 66,296
	============	============

Cash paid for interest	$ 3,430,213	$ 156,691
	============	============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

June 30, 2000

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 1999, which are included in the Company's 1999 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this quarterly report.

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of June 30, 2000, the Company had received subscriptions for a total of 8,089,156 Shares. In addition, the Company has issued 126,774 Shares pursuant to the Company's DRP. As of June 30, 2000, the Company has repurchased a total of 4,758 Shares through the Company's Share Repurchase Program.

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

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 2000, the Company does not believe any such impairment of its properties exists.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and 15 years for the site improvements. Tenant improvements are amortized on a straight-line basis over the life of the related leases.

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

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). The staff determined that a lessor should defer recognition of contingent rental income such as percentage/excess rent until the specified

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

breakpoint that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

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

(3) Transactions with Affiliates

As of June 30, 2000, the Company had incurred $11,723,288 of offering costs, of which $7,888,057 was paid to affiliates. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 2000, offering costs did not exceed the 5.5% and 15% limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. Such costs are offset against the Stockholders' equity accounts. As of June 30, 2000 such costs totaled $6,291,222 of which $47,009 was unpaid at June 30, 2000.

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates. The Company incurred $124,347 of these costs for the six months ended June 30, 2000, all of which remained unpaid.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% Current Return. For the six months ended June 30, 2000, the Company accrued $60,000 of such fees, which remain unpaid. For the six months ended June 30, 1999, no such fees were accrued or paid.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees for management and leasing services. The Company incurred and paid property management fees of $404,602 and $17,194 for the six months ended June 30, 2000 and 1999, respectively.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options granted for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of June 30, 2000, options to acquire 10,500 Shares had been issued.

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the

Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of June 30, 2000, 323,232 soliciting dealer warrents had been issued. These warrants had no value and none had been exercised.

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

(5) Investment Properties:

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each property from this affiliate at their costs upon receipt of proceeds from the Offering.

					Gross amount at which
		Initial Costs (A)			Carried at June 30, 2000				Date
			Buildings	Adjustments		Buildings		Accumulated	Con-
			And	to		And	Total	Depreciation	Stru-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	cted	Aqu.
Multi-Tenant Retail
Lake Walden Square Plant City, FL	9,996,931	3,006,662	11,549,586	39,399	3,006,662	11,588,985	14,595,647	569,724	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	12,619	992,225	4,762,437	5,754,662	173,201	1993	06/99
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	22,365	3,293,792	6,373,200	9,666,992	221,310	1998	07/99
Boynton Commons Boynton Beach, FL	19,662,500	8,698,355	21,803,370	(63,157)	8,698,355	21,740,213	30,438,568	719,992	1998	07/99
Lake Olympia Square Ocoee, FL	5,838,681	2,567,471	7,306,483	(89,077)	2,567,471	7,217,406	9,784,877	226,409	1995	09/99
Bridgewater Marketplace Orlando, FL	4,780,000	783,492	5,221,618	(10,465)	783,492	5,211,153	5,994,645	153,382	1998	09/99
Bartow Marketplace Cartersville, GA	18,375,000	6,098,178	18,308,271	1,059	6,098,178	18,309,330	24,407,508	488,219	1995	09/99
Countryside Naples, FL	6,720,000	1,117,428	7,478,173	7,049	1,117,428	7,485,222	8,602,650	189,278	1997	10/99
Casselberry Commons Naples, FL	12,619,550	6,702,658	11,191,912	(74,210)	6,702,658	11,117,702	17,820,360	216,085	1973/ 1998	12/99
Conway Plaza Orlando, FL	5,000,000	2,215,325	6,332,434	(18,700)	2,215,325	6,313,734	8,529,059	107,874	1985/1999	02/00
Pleasant Hill Duluth, GA	17,120,000	4,809,330	29,547,805	(15,193)	4,809,330	29,532,612	34,341,942	180,185	1997/2000	05/00
Totals	108,030,099	40,284,916	129,840,305	(188,311)	40,284,916	129,651,994	169,936,910	3,245,659

Furniture and Equipment							12,189	3,632
							169,949,099	3,249,291

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

(A) The initial cost to the Company represents the original purchase price of the property from an affiliate of our Advisor, or an unaffiliated third party, including amounts incurred subsequent to acquisition, most of which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. See footnote 6.

(C) When Lake Olympia Square was purchased by an affiliate of our Advisor, $234,145 was escrowed at the closing. At the time of purchase by the Company, $89,400 of these funds remained available to be used on a monthly basis to pay the principal portion of the debt service through July 2000. The net effect of this structure is that the Company had paid only the interest portion of the debt service through June 30, 2000. The cumulative amount received by the Company was $89,400 as of June 30, 2000, which is reflected as an adjustment to the basis of the property.

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $314,645 as of June 30, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include an increase of $189,434 for the six months ended June 30, 2000, of rental income for the period of occupancy for which stepped rent increases apply and $189,434 in the related accounts and rents receivable as of June 30, 2000. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at June 30, 2000:

Property as Collateral	Interest Rate	Maturity Date	Monthly Payments	Balance at June 30, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 9,996,931
Merchants Square	7.25%	11/2008	(b)	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000
Boynton Commons *	8.35%	09/2000	(c)	4,537,500
	7.21%	03/2006	(b)	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,838,681
Bridgewater Marketplace	8.35%	09/2000	(c)	1,792,500
	8.35%	09/2006	(c)	2,987,500
Bartow Marketplace	8.10%	09/2000	(c)	4,900,000
	8.10%	09/2004	(c)	13,475,000
Countryside	8.35%	03/2001	(c)	6,720,000
Casselberry Commons *	9.10%	10/2000	(c)	3,916,550
	7.64%	04/2006	(b)	8,703,000
Conway Plaza	8.25%	06/2005	(c)	5,000,000
Pleasant Hill Square	8.00%	06/2005	(c)	17,120,000

				$108,030,099
				=============

(a) Payments include principal and interest at a fixed rate.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

* Certain of the mortgages payable are subject to guarantees, in which an affiliate of the Advisor has guaranteed payment on these notes to the lender.

All of these mortgages are serviced by an affiliate of the Advisor on behalf of the Company. The affiliate receives servicing fees at a market rate for such services.

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

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

The property revenues and net property operations of the reportable segments are summarized in the following tables as of June 30, 2000 and 1999, and for the six month periods then ended, along with a reconciliation to net income.

Property asset information is as of June 30, 2000 and December 31, 1999.
	2000	1999

Total property revenues	$ 9,161,240	606,486
Total property operating
Expenses	2,809,835	272,850
Mortgage interest	3,656,161	156,691

Net property operations	2,695,244	176,945

Interest income	347,823	35,592
Other income	17,634	--
Less non property expenses:
Professional services	132,755	39,275
General and administrative	217,030	91,333
Advisor asset management fee	60,000	--
Depreciation and amortization	2,090,316	88,018

Net income	$560,600	(6,089)

Total Assets
Shopping Centers	$166,699,808	126,009,792
Non-segment assets	15,516,409	17,978,344
	$182,216,217	143,988,136
	============	============

Notes to Consolidated Financial Statements

(Continued)

June 30, 2000

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

As of June 30, 2000, warrants to purchase 323,232 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average number of common shares outstanding were 6,812,669 for the period ended June 30, 2000.

 (10) Commitment and Contingencies

The Company is not subject to any material pending legal proceeding.

 (11) Subsequent Events

The Company paid distributions of $493,641 and $548,320 to its stockholders in July and August, 2000, respectively.

On July 18, 2000, the Company purchased Gateway Market Center in St. Petersburg, FL for $20,850,000. A portion of the purchase was financed with debt totaling $15,370,500.

On July 29, 2000, the Company made a scheduled principal payment of $1,000,000 to the lender on Casselberry Commons Shopping Center.

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

Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the Company's distribution reinvestment program ("DRP"). Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of June 30, 2000, subscriptions for a total of 8,089,156 Shares had been received from the public, which includes 20,000 Shares issued to the Advisor. In addition, the Company has distributed 126,774 Shares pursuant to the Company's DRP. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds. As of June 30, 2000, organizational and offering costs totaling $11,723,267 did not exceed these limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

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

Shares purchased by the Company will not be available for resale. As of June 30, 2000, 4,758 Shares had been repurchased at the cost of $43,056.

Cash Flows From Operating Activities

Net cash provided by operating activities generated $3,987,069 for the six months ended June 30, 2000. This is due primarily to the operations of the nine properties acquired during 1999 and two additional properties acquired during the six months ended June 30, 2000.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of two properties in each of the six month periods ended June 30, 2000 and 1999.

Cash Flows From Financing Activities

For the six months ended June 30, 2000, the Company generated $35,217,563 of cash flows from financing activities. This was due primarily to proceeds raised of $27,815,239 from the sale of Shares for the six months ended June 30, 2000. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares for the six months ended June 30, 2000. For the six months ended June 30, 2000, the Company paid offering costs totaling $4,831,926. The Company also issued debt totaling $22,120,000. In addition, for the six months ended June 30, 2000 the Company also paid distributions of $2,396,841 and loan fees of $256,100.

Results of Operations

Through June 30, 2000, the Company had incurred a total of $11,723,288 for costs incurred with the Offering, of which $1,698,854 remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the nine properties acquired during 1999 and two additional properties acquired in 2000.

Winn-Dixie, an anchor tenant in three of the properties owned by the Company, whose gross rental income from its three stores in the Company's properties represents 6% of the Company's total gross rental income from all of its properties as of June 30, 2000, is currently under going a restructuring. The Company has been assured by management of Winn-Dixie that the stores located in the Company's specific properties are not closing as part of the restructuring.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of properties plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by the Company may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:
	Six months ended June 30,
	2000	1999

Net income (loss)	$ 560,600	$ (6,089)
Depreciation	2,019,968	87,819

Funds from operations (1)	2,580,568	81,730

Principal amortization of debt	(116,423)	(16,561)
Deferred rent receivable (2)	(189,434)	(9,645)
Income received under master lease
Agreements and other escrows (4)	216,418	-
Acquisition costs expenses (3)	34,592	11,443

Funds available for distribution	$2,525,721	$ 66,967
	===========	===========

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

	2000				1999
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)
Lake Walden Square Plant City, FL	94	84			N/A	93	93	94
Merchants Square Zephyrhills, FL	100	100			N/A	100	100	100
Town Center Commons Kennesaw, GA	93	93*			N/A	N/A	100	100
Boynton Commons Boynton Beach, FL	97*	96*			N/A	N/A	95*	95*
Lake Olympia Square Ocoee, FL	100	85			N/A	N/A	96	100
Bridgewater Marketplace Orlando, FL	97*	98*			N/A	N/A	97*	92*
Bartow Marketplace Cartersville, GA	100	100			N/A	N/A	100	100
Countryside Naples, Fl	98	98			N/A	N/A	N/A	98
Casselberry Commons Casselberry, FL	97*	95*			N/A	N/A	N/A	97*
Conway Plaza Orlando, Fl	97*	97*			N/A	N/A	N/A	N/A
Pleasant Hill Duluth, GA	N/A	92*			N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which results in economic occupancy ranging from 99% to 100% at June 30, 2000 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

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

New Accounting Literature

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). The staff determined that a lessor should defer recognition of contingent rental income such as percentage/excess rent until the specified breakpoint that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

Subsequent Events

The Company paid distributions of $493,641 and $548,320 to its stockholders in July and August, 2000, respectively.

On July 18, 2000, the Company purchased Gateway Market Center in St. Petersburg, FL for $20,850,000. A portion of the purchase was financed with debt totaling $15,370,500 to finance this purchase.

On July 29, 2000, the Company made a scheduled principal payment of $1,000,000 to the lender on Casselberry Commons Shopping Center.

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
	2000	2001	2002	2003	2004
Fixed rate debt	$ 121,139	257,199	278,462	303,957	353,316
Weighted average
Interest rate on
Maturing debt	--	--	--	--	--

Variable rate debt	$15,146,550	6,720,000	--	--	13,475,000
Weighted average
Interest rate on
Maturing debt	8.53%	8.35%	--	--	8.10%

The fair value of the Company's debt approximates its carrying amount.

Approximately $60,449,000, or 56% of the Company's mortgages payable at June 30, 2000, have variable interest rates averaging 8.33%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

PART II - Other Information

Items 1, 3 and 5 are omitted because of the absence of conditions under which they are required.

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

As of June 30, 2000, the Company has sold the following securities for the following aggregate offering prices:
*	8,089,156	Shares on a best efforts basis for $80,835,678;
*	126,774	Shares pursuant to the DRP for $1,204,350;
*	323,232	Soliciting Dealer Warrants; and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(4,758)	Shares repurchased pursuant to the Share Repurchase Program for $43,056
*		for a net total of 8,211,172 Shares for $81,996,972 of gross proceeds as of June 30, 2000.

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering. As of June 30, 2000, 323,232 Soliciting Dealer Warrants had been earned; all of which have been issued, the $215 of gross proceeds received for their issuance is not included above.

From the February 11, 1999 effective date of the Offering through June 30, 2000 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting Discounts and commissions	$ 7,245,058	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	642,000	A
Other expenses paid to non-affiliates	3,835,230	A
Total expenses	$11,723,288

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities

Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $11,723,288 include $1,698,854 which were unpaid at June 30, 2000. The net offering proceeds to the Company for the Cumulative Period, after deducting the total cash expenses paid described in the above table, are $71,890,594.

For the Cumulative Period, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 53,642,860	A
Acquisition of other businesses	--	A
Repayment of indebtedness	8,173,330	A
Working capital	347,530	E
Temporary investments	9,726,874	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 1, 2000, the Company held its first annual meeting of stockholders. At this stockholders meeting a majority of the stockholders elected Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Robert D. Parks, and Barry, L. Lazarus as directors until our next annual stockholders meeting. A majority of the stockholders also ratified the appointment of KPMG LLP as our independent auditors for the 2000 fiscal year.

The Company received proxies representing 3,583,949 of the Company's 6,818,556 Shares outstanding as of April 1, 2000, the record date. The number of votes for, against, and withheld were as follows:
	For	Against	Abstentions

Directors:
Daniel K, Deighan	3,552,450	33,842	-
Kenneth E. Masick	3,551,450	34,842	-
Michael S. Rosenthal	3,551,450	34,842	-
Robert D. Parks	3,551,450	34,842	-
Barry L. Lazarus	3,551,450	34,842	-

Ratification of KPMG LLP as auditors	3,521,897	4,960	59,436

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

Report on Form 8-K dated May 26, 2000

     Item 2. Acquisition or Disposition of Assets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: August 14, 2000

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: August 14, 2000