Form 10-Q
period 2000-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2000-11-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 As of November 13, 2000, there were 11,291,725 Shares of Common Stock outstanding.

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2000 and December 31, 1999
(unaudited)

Assets

	September 30,	December 31,
	2000	1999
Investment Properties:
Land	$ 46,628,263	$ 33,260,261
Building and site improvements	144,109,972	93,978,854
	190,738,235	127,239,115
Less accumulated depreciation	4,549,743	1,229,323
Net investment in properties	186,188,492	126,009,792

Cash and cash equivalents	11,365,111	14,869,164
Restricted cash	905,805	1,246,889
Investment in securities (Note 1)	660,066	-
Accounts and rents receivable, (net of allowance of $112,722 and $0 as of September 30, 2000 and December 31, 1999, respectively)(Note 6)	2,060,671	1,331,213
Real estate tax and insurance escrow deposits	451,892	227,123
Loan fees (net of accumulated amortization of
$130,122 and $20,432 as of September 30, 2000 and December 31, 1999, respectively)	552,001	164,433
Leasing fees (net of accumulated amortization of $13,357 and $3,346 as of September 30, 2000 and December 31, 1999, respectively)	48,165	34,106
Deferred acquisition costs	302,891	91,880
Other assets	153,803	13,536
Total assets	$ 202,688,897	$ 143,988,136

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

(continued)

September 30, 2000 and December 31, 1999
(unaudited)

Liabilities and Stockholders' Equity
	September 30,	December 31,
	2000	1999
Liabilities:
Accounts payable	$ 186,796	$ 74,094
Accrued offering costs due to Affiliates	1,712,315	1,309,642
Accrued offering costs due to non-affiliates	61,680	1,554,262
Accrued interest payable	590,568	419,003
Real estate tax payable	1,379,417	--
Distributions payable (Note 12)	626,099	331,467
Security Deposits	313,583	232,370
Mortgages payable (Note 7)	106,361,082	93,099,852
Acquisition note payable (Note 8)	2,800,000	--
Unearned income	125,478	9,585
Other liabilities	1,221,700	1,359,209
Due to Affiliates (Note 3)	1,626,076	582,787

Total liabilities	117,004,794	98,972,271

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, 100,000,000 shares authorized, 10,409,799 and 5,433,839 issued and outstanding at September 30, 2000 and December 31, 1999, respectively	104,098	54,338

Additional paid-in capital (net of costs of
Offering of $13,762,482 and $8,057,059 at September 30, 2000 and December 31, 1999, respectively, of which $9,602,538 and $5,193,155 was paid or accrued to Affiliates,
respectively)	89,759,026	46,188,392
Accumulated distributions in excess of net income	(4,181,233)	(1,228,865)

Accumulated comprehensive income	212	-

Total stockholders' equity	85,682,103	45,013,865
Commitments and contingencies (Notes 6, 7 and 11)
Total liabilities and stockholders' equity	$ 202,688,897	$ 143,988,136

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30,2000 and 1999

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Income:
Rental income	$ 4,652,567	$ 1,441,695	$ 11,911,261	$ 1,821,483
Additional rental income	1,163,080	278,656	3,144,168	505,354
Interest and dividend income	210,165	63,166	557,988	98,758
Other income	180,608	100	119,701	100

	6,206,420	1,783,617	15,733,118	2,425,695
Expenses:
Professional services to Affiliates	-	1,913	-	12,155
Professional services to non-affiliates	16,785	19,100	149,540	48,133
General and administrative expenses to Affiliates	74,485	12,319	183,503	52,505
General and administrative expenses to non-affiliates	56,296	12,097	129,716	51,801
Advisor asset management fee	30,000	-	90,000	-
Property operating expenses to Affiliates	266,314	83,464	670,916	92,822
Property operating expenses to non-affiliates	1,177,749	361,367	3,582,982	624,859
Mortgage interest to Affiliates	-	583	-	2,028
Mortgage interest to non-affiliates	2,335,420	810,089	5,991,581	965,335
Acquisition costs expense	75,441	13,838	110,033	25,281
Depreciation	1,300,453	391,364	3,320,421	479,183
Amortization	60,952	1,427	131,300	1,626

	5,393,895	1,707,561	14,359,992	2,355,728

Net income before comprehensive income	812,525	76,056	1,373,126	69,967

Unrealized holding gain on investment securities	212	-	212	-

Comprehensive income	$ 812,737	$ 76,056	$ 1,373,338	$ 69,967
	==========	==========	===========	===========

Net income before comprehensive income per common share, basic and diluted	$ .09	$ .03	$ .18	$ .05

Weighted average number of common shares outstanding, basic and diluted	9,168,728	2,292,809	7,595,911	1,289,409

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2000
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of net Income	Accumulated Comprehensive Income	Total
Balance at December 31, 1999	5,433,839	$ 54,338	$ 46,188,392	$ (1,228,865)	$ --	$ 45,013,865

Net income	--	--	--	1,373,126	--	1,373,126
Comprehensive income	--	--	--	--	212	212
Distributions declared ($.76 per weighted average number of common shares outstanding)	--	--	--	(4,325,494)	--	(4,325,494)
Proceeds from offering Including DRP (net of current period and cumulative offering costs of $5,705,423, and $13,762,482)	5,015,483	50,155	43,927,922	--	--	43,978,077
Treasury Stock	(39,523)	(395)	(357,288)	--	--	(357,683)

Balance at September 30, 2000	10,409,799	$ 104,098	$ 89,759,026	$ (4,181,233)	$ 212	$ 85,682,103
	===========	==========	=============	=============	=============	=============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2000 and 1999
(unaudited)

	2000	1999
Cash flows from operating activities:
Net income	$ 1,373,338	$ 69,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,320,421	479,183
Amortization	119,701	1,626
Interest escrow	53,085	-
Rental income under master lease agreements	340,406	-
Straight-line rental income	(340,799)	(35,809)
Changes in assets and liabilities:
Accounts and rents receivable	(388,659)	(343,013)
Other assets	(140,267)	(123.964)
Real estate tax and insurance escrows	(224,769)	(513,669)
Accrued interest payable	171,565	339,809
Deferred acquisition costs	(211,011)	-
Real estate tax payable	1,379,417	373,085
Accounts payable	112,702	37,177
Unearned income	115,893	152,067
Other liabilities	(292,674)	113,140
Security deposits	81,213	165,150
Due to affiliates	1,043,289	542,624
Net cash provided by operating activities	6,512,851	1,257,373

Cash flows from investing activities:
Increase in restricted cash	341,084	-
Purchase of investments in securities, net of margin account	(504,901)	-
Purchase of investment properties	(60,989,852)	(27,208,723)
Additions to investment properties	(107,759)	-
Condemnation proceeds	5,000	-
Leasing fees	(24,070)	(12,190)
Net cash used in investing activities	(61,280,498)	(27,220,913)

Cash flows from financing activities:
Proceeds from offering	49,683,499	31,941,910
Repurchase of shares	(357,683)	-
Payment of offering costs	(6,795,332)	(2,797,095)
Proceeds from debt financing	35,657,500	-
Principal payments of debt	(22,396,270)	(50,042)
Loan fees	(497,258)	(131,350)
Distributions paid	(4,030,862)	(367,472)
Net cash provided by financing activities	51,263,594	28,595,951

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Nine Months Ended September 30, 2000 and 1999
(unaudited)

	2000	1999

Net increase (decrease) in cash and cash equivalents	(3,504,053)	2,632,411

Cash and cash equivalents at January 1	14,869,164	202,000

Cash and cash equivalents at September 30	$ 11,365,111	$ 2,834,411
	============	============

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(63,789,852)	$(100,873,692)
Assumption of mortgage debt	-	73,664,969
Acquisition note payable	2,800,000	-
	$(60,989,852)	$ (27,208,723)
	===========	============

Distributions payable	$ 626,099	$ 175,621
	===========	============

Cash paid for interest	$ 5,714,190	$ 819,383
	===========	============

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2000
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

 (1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of September 30, 2000, the Company had received subscriptions for a total of 10,265,307 Shares. In addition, the Company has issued 184,015 Shares pursuant to the Company's DRP. As of September 30, 2000, the Company has repurchased a total of 39,523 Shares through the Company's Share Repurchase Program.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95%(90% for taxable years beginning after December 31, 2000) of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

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

Statement of Financial Accounting Standards No. 121 requires the Company to record an impairment loss on its property held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of the property. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 2000, the Company does not believe any such impairment of its properties exists.

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

September 30, 2000
(unaudited)

breakpoint that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at September 30, 2000 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. No sales of investment securities available-for-sale were made during 2000. Additionally, The Company has purchased its securities through a margin account. As of September 30, 2000, the Company has recorded a payable of $155,166 for securities purchased on margin.

FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

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

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(3) Transactions with Affiliates

The Company had incurred $13,762,482 and $5,650,869 of offering costs as of September 30, 2000 and 1999, respectively, of which $9,602,538 and $3,235,221 was paid or accrued to affiliates a majority of which was reallowed to third party soliciting dealers. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 2000, offering costs did not exceed the 5.5% and 15% limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. Such costs are offset against the Stockholders' equity accounts. As of September 30, 2000 such costs totaled $8,789,678 of which $1,712,315 was unpaid at September 30, 2000.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates and acquisition costs. The Company incurred $242,231 of these costs for the nine months ended September 30, 2000, all of which remained unpaid.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% Current Return. For the nine months ended September 30, 2000, the Company accrued $90,000 of such fees, all of which remain unpaid. For the nine months ended September 30, 1999, no such fees were accrued or paid.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees for management and leasing services. The Company incurred and paid property management fees of $670,916 and $92,822 for the nine months ended September 30, 2000 and 1999, respectively.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options granted for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of September 30, 2000, options to acquire 10,500 Shares had been issued.

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of September 30, 2000, 409,290 soliciting dealer warrants had been issued. These warrants had no value and none had been exercised.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(5) Investment Properties:

 An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their costs upon receipt of proceeds from the Offering.

					Gross amount at which Carried
		Initial Costs (A)			at September 30, 2000				Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired
Multi-Tenant Retail
Lake Walden Square Plant City, FL	9,969,700	3,006,662	11,549,586	39,621	3,006,662	11,589,207	14,595,869	656,373	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	12,811	992,225	4,762,629	5,754,854	255,521	1993	06/99
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	22,909	3,293,792	6,373,744	9,667,536	273,116	1998	07/99
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(84,651)	8,698,355	21,718,719	30,417,074	923,295	1998	07/99
Lake Olympia Square (C) Ocoee, FL	5,805,945	2,567,471	7,306,483	(99,450)	2,562,471	7,212,033	9,774,504	293,738	1995	09/99
Bridgewater Marketplace Orlando, FL	2,987,500	783,492	5,221,618	(16,085)	783,492	5,205,533	5,989,025	199,713	1998	09/99
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	4,072	6,098,178	18,312,343	24,410,521	644,187	1995	09/99
Countryside Naples, FL	6,720,000	1,117,428	7,478,173	7,071	1,117,428	7,485,244	8,602,672	260,259	1997	10/99
Casselberry Commons Naples, FL	8,703,000	6,702,658	11,191,912	(83,040)	6,702,658	11,108,872	17,811,530	330,230	1973/ 1998	12/99
Conway Plaza Orlando, FL	5,000,000	2,215,325	6,332,434	7,857	2,215,325	6,340,291	8,555,616	172,716	1985/ 1999	02/00
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(113,755)	4,805,830	29,412,550	34,218,380	450,025	1997/ 2000	05/00
Gateway Marketplace St. Petersburg, FL	13,537,500	6,351,847	14,576,809	-	6,351,847	14,576,809	20,928,656	86,331	1997/ 2000	07/00
Subtotals	106,361,082	46,633,263	144,395,614	(302,640)	46,628,263	144,097,974	190,726,237	4,545,504

Furniture and Equipment							11,998	4,239
Total							190,738,235	4,549,743

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(A) The initial cost to the Company represents the original purchase price of the property from an affiliate of the Advisor, or an unaffiliated third party, including amounts incurred subsequent to acquisition, most of which were contemplated at the time the property was acquired.

(B) Adjustments to basis includes additions to investment properties net of payments received under master lease agreements. (Note 6)

(C) When Lake Olympia Square was purchased by an affiliate of our Advisor, $234,145 was escrowed at the closing. At the time of purchase by the Company, $89,400 of these funds remained available to be used on a monthly basis to pay the principal portion of the debt service through July 2000. Accordingly, the net effect of this structure is that the Company had paid only the interest portion of the debt service through July 2000. The cumulative amount received by the Company was $89,400 as of September 30, 2000, which is reflected as an adjustment to the basis of the property.

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $340,406 as of September 30, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include an increase of $340,799 for the nine months ended September 30, 2000, of rental income for the period of occupancy for which stepped rent increases apply and $475,916 in the related accounts and rents receivable as of September 30, 2000. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at September 30, 2000:

Property as Collateral	Current Interest Rate	Maturity Date	Monthly Payments	Balance at September 30, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 9,969,698
Merchants Square	7.25%	11/2008	(b)	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000
Boynton Commons	7.21%	03/2006	(b)	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,805,947
Bridgewater Marketplace	8.37%	09/2006	(c)	2,987,500
Bartow Marketplace	8.12%	09/2004	(c)	13,475,000
Countryside	8.37%	03/2001	(c)	6,720,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000
Conway Plaza	8.27%	06/2005	(c)	5,000,000
Pleasant Hill Square	8.02%	06/2005	(c)	17,120,000
Gateway Marketplace	8.53%	08/2001	(c)	4,512,500
Gateway Marketplace	7.94%	06/2005	(b)	9,025,000

				$106,361,082
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

In certain circumstances the Company may secure recourse financing or provide a guaranty to lenders if it believes this will result in more favorable terms offered the Company.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(8) Acquisition Note Payable

When Gateway Marketplace was purchased, the Company issued a $2,800,000 note payable to the seller to be paid off when a tenant representing 35,000 square feet takes possession and begins regularly scheduled rents. This note was paid off on October 26, 2000, when these events occurred.

(9) Segment Reporting

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

The property revenues and net property operations of the reportable segments are summarized in the following tables as of September 30, 2000 and 1999, and for the nine month periods then ended, along with a reconciliation to net income.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

Property asset information is as of September 30, 2000 and December 31, 1999.
	2000	1999

Total property revenues	$ 15,055,429	2,326,837
Total property operating
expenses	4,253,898	717,681
Mortgage interest	5,991,581	967,363

Net property operations	4,809,950	641,793

Interest and dividend income	557,988	98,758
Other income	119,701	100
Less non property expenses:
Professional services	149,540	60,288
General and administrative	313,219	104,306
Advisor asset management fee	90,000	--
Acquisition costs expensed	110,033	25,281
Depreciation and amortization	3,451,721	480,809

Net income	$1,373,126	69,967

Total Assets
Investment properties	$186,188,492	126,009,792
Non-segment assets	16,500,405	17,978,344
	$202,688,897	143,988,136
	============	============

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

As of September 30, 2000, warrants to purchase 409,290 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average number of common shares outstanding were 7,595,911 and 1,289,409 for the nine month period ended September 30, 2000 and 1999, respectively.

Notes to Consolidated Financial Statements
(Continued)

September 30, 2000
(unaudited)

(11) Commitment and Contingencies

On behalf of the Company, the advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

The Company is not subject to any material pending legal proceeding.

(12) Subsequent Events

The Company paid distributions of $626,099 and $707,975 to its stockholders in October and November, 2000, respectively.

On October 26, 2000, the Company paid off the $2,800,000 acquisition note payable issued in connection with it's acquisition of Gateway Market Place in St. Petersburg, FL, with $2,100,000 of additional funds from the existing mortgage payable and $700,000 of its own cash.

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

Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the Company's distribution reinvestment program ("DRP"). Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of September 30, 2000 and December 31, 1999, subscriptions for a total of 10,265,307 and 5,390,632 Shares, respectively, had been received from the public, which includes 20,000 Shares issued to the Advisor. In addition, the Company has distributed 184,015 and 43,207 Shares, respectively, pursuant to the Company's DRP as of September 30, 2000 and 1999. As of September 30, 2000 the Company has repurchased 39,523 common Shares and has sold 409,290 soliciting dealers warrants. As a result of such sales repurchases, the Company has received a net total of 103,625,606 of Gross Offering Proceeds as of September 30, 2000. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds. As of September 30, 2000 and December 31, 1999, organizational and offering costs totaling $13,762,482 and $8,057,059, respectively, did not exceed these limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

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

Shares purchased by the Company will not be available for resale. As of September 30, 2000, 39,523 Shares had been repurchased at the cost of $357,683.

Cash Flows From Operating Activities

Net cash provided by operating activities generated $6,512,851 and $1,257,373 for the nine months ended September 30, 2000 and 1999, respectively,. This is due primarily to the operations of the nine properties acquired during 1999 and three additional properties acquired during the nine months ended September 30, 2000. Included in additional rental income for the three and nine months ended September 30, 2000 was $57,588 received from a tenant who canceled the remainder of it's lease which had one year remaining. Also, included in other income for the three and nine months ended September 30, 2000 is a $64,000 net settlement from a developer who mutually canceled a sales agreement with the Company for a shopping center project near Atlanta, GA.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of three and nine properties in the nine month periods ended September 30, 2000 and 1999, respectively. The Company purchased investment securities in the third quarter of 2000 in the amount of $660,066 using its margin account of $155,165.

Cash Flows From Financing Activities

For the nine months ended September 30, 2000 and 1999, the Company generated $51,263,594 and $29,138,575, respectively, of cash flows from financing activities. This was due primarily to proceeds raised of $49,683,499 and $31,941,910 from the sale of Shares for the nine months ended September 30, 2000 and 1999, respectively. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares for the nine months ended September 30, 2000 and 1999,. For the nine months ended September 30, 2000 and 1999,, the Company paid offering costs totaling $6,795,332 and $2,797,095, respectively. The Company also obtained debt totaling $35,657,500. In addition, for the nine months ended September 30, 2000 the Company also paid distributions of $4,030,862 and loan fees of $497,258. For the nine months ended September 30, 1999 the Company also paid distributions of $367,472 and loan fees of $131,350.

Results of Operations

Since inception, the Company has incurred a total of $13,762,482 and $5,650,869 for costs incurred with the Offering, of which $1,773,995 and $2,853,774 remained unpaid through September 30, 2000 and 1999, respectively.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the nine properties acquired during 1999 and three additional properties acquired in 2000.

Winn-Dixie, an anchor tenant in three of the properties owned by the Company, whose gross rental income from its three stores in the Company's properties represents 6% of the Company's total gross rental income from all of its properties as of September 30, 2000, is currently under going a restructuring. The Company has been assured by management of Winn-Dixie that the stores located in the Company's specific properties are not closing as part of the restructuring.

Sports Authority, a tenant in one of the Company's properties has also undergone a restructuring, closing some of its unprofitable stores. However, it is the Company's understanding that there are no current plans to close the store which occupies space in our property. Store closings do not relieve tenants of their obligations under existing leases.

Two tenants, Service Merchandise and Carmike Cinema each occupy one space in Company properties and have recently filed for bankruptcy protection under federal law. These tenants have the right under bankruptcy laws to terminate their leases with us, but these tenants have neither assumed nor rejected their leases with the Company. The Service Merchandise store is based on a smaller, newer format which Service Merchandise has indicated it intends to continue to operate and has been paying rent on a current basis. At closing, a master lease was established with the Seller escrowing funds to assure rent and reimbursements for two years, as well as payment of estimated tenant improvements and leasing commissions. The Company's Carmike Cinema space has no other local competition. Representatives of Carmike have approached the Company to discuss a possible reduction in rental rates, however there is no current indication that they intend to cease operating at this location.

In 2000, the Company purchased two properties in Florida with environmental concerns. Based on research done by the Company, the potential availability of state funds for cleanup purposes and private insurance coverage purchased by the Company, the Company believes it is adequately protected against losses related to these matters.

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
	Nine months ended September 30,
	2000	1999

Net income	$ 1,373,126	$ 69,967
Depreciation	3,320,421	479,183

Funds from operations (1)	4,693,547	549,150

Principal amortization of debt	(176,391)	(50,042)
Straight-line rent receivable (2)	(340,799)	(35,809)
Income received under master lease
Agreements and other escrows (4)	393,491	62,042
Acquisition costs expenses (3)	110,033	25,281

Funds available for distribution	$ 4,679,881	$ 550,622
	===========	===========

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

	2000				1999
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)
Lake Walden Square Plant City, FL	94	84	95		N/A	93	93	94
Merchants Square Zephyrhills, FL	100	100	100		N/A	100	100	100
Town Center Commons Kennesaw, GA	93	93*	93*		N/A	N/A	100	100
Boynton Commons Boynton Beach, FL	97*	96*	96*		N/A	N/A	95*	95*
Lake Olympia Square Ocoee, FL	100	85	85		N/A	N/A	96	100
Bridgewater Marketplace Orlando, FL	97*	98*	98*		N/A	N/A	97*	92*
Bartow Marketplace Cartersville, GA	100	100	100		N/A	N/A	100	100
Countryside Naples, Fl	98	98	97		N/A	N/A	N/A	98
Casselberry Commons Casselberry, FL	97*	95*	95*		N/A	N/A	N/A	97*
Conway Plaza Orlando, Fl	97*	97*	97*		N/A	N/A	N/A	N/A
Pleasant Hill Duluth, GA	N/A	92*	94		N/A	N/A	N/A	N/A
Gateway Marketplace St. Petersburg, Fl	N/A	N/A	98		N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which results in economic occupancy ranging from 99% to 100% at September 30, 2000 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

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

Subsequent Events

The Company paid distributions of $626,099 and $707,975 to its stockholders in October and November, 2000, respectively.

On October 26, 2000, the Company paid off the $2,800,000 acquisition note payable issued in connection with it's acquisition of Gateway Market Place in St. Petersburg, FL, with $2,100,000 of additional funds from the existing mortgage payable and $700,000 of its own cash.

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
	2000	2001	2002	2003	2004
Fixed rate debt	$ 61,180	257,199	278,462	303,957	353,316
Weighted average
Interest rate on
Maturing debt	--	--	--	--	--

Variable rate debt	$ --	11,232,500	--	--	13,475,000
Weighted average
Interest rate on
Maturing debt	--	8.43%	--	--	8.12%

The fair value of the Company's debt approximates its carrying amount.

Approximately $49,815,000, or 47% of the Company's mortgages payable at September 30, 2000, have variable interest rates averaging 8.19%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

As of September 30, 2000, the Company has sold the following securities for the following aggregate offering prices:
*	10,265,307	Shares on a best efforts basis for $102,235,144;
*	184,015	Shares pursuant to the DRP for $1,748,145
*	409,290	Soliciting Dealer Warrants for $327; and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(39,523)	Shares repurchased pursuant to the Share Repurchase Program for $357,683,
*		for a net total of 10,409,799 Shares for $103,625,606 of gross offering proceeds as of September 30, 2000.

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering. As of September 30, 2000, 409,290 Soliciting Dealer Warrants had been earned, all of which have been issued; and the $327 of gross proceeds received for their issuance is not included in the above $103,625,606 of gross offering proceeds.

From the February 11, 1999 effective date of the Offering through September 30, 2000 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting Discounts and commissions	$ 8,789,678	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	812,860	A
Other expenses paid to non-affiliates	4,159,944	A
Total expenses	$13,762,482

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $13,762,482 include $1,773,995 which were unpaid at September 30, 2000. The net offering proceeds to the Company for the Cumulative Period, after deducting the total expenses paid described in the above table, are $89,863,124.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 58,242,911	A
Acquisition of other businesses	--	A
Repayment of indebtedness	23,319,879	A
Working capital (currently)	1,036,256	E
Temporary investments (currently)	7,264,078	E
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company is not a party to any material pending legal proceedings.

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

Report on Form 8-K dated July 28, 2000
     Item 2. Acquisition or Disposition of Assets
     Item 5. Other Events
     Item 7. Financial Statements and Exhibits

Report on Form 8-K/A dated July 28, 2000
     Item 7. Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
Chairman and Chief Executive Officer
Date: November 13, 2000

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus
President and Chief Operating Officer
Treasurer and Chief Financial Officer
Date: November 13, 2000