Form 10-K
period 2000-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2001-03-16
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 2001, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $138,376,771 (based on the price for which each share was sold).

As of February 27, 2001, there were 14,276,362 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. (the "Company") was formed as a Maryland corporation on September 3, 1998.

On February 11, 1999, the Company commenced a public offering on a best efforts basis of up to 50,000,000 shares of common stock (the "Shares") at $10.00 per Share, subject to discounts in certain cases, and up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's Distribution Reinvestment Program ("DRP"), pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. As of May 3, 1999, the Company had received and accepted subscriptions for the minimum offering of 200,000 Shares or $2,000,000. As of December 31, 2000, the Company had sold 12,680,875 Shares to the public resulting in gross proceeds of $126,076,986 and additional 253,680 Shares pursuant to the DRP for $2,409,958of additional gross proceeds. As of December 31, 2000, the Company has repurchased 58,785 common Shares for $532,001. In addition, Inland Retail Real Estate Advisory Services, Inc. (the "Advisor") purchased 20,000 Shares for $200,000 preceding the commencement of the offering.

The Registration Statement also includes the Soliciting Dealer Warrants that the Company will offer to sell to the Dealer Manager of the offering, at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the offering, up to a maximum of 2,000,000 Soliciting Dealer Warrants. Each Warrant will entitle the holder to purchase one Share from the Company at a price of $12.00 per Share. As of December 31, 2000, the Company sold the Dealer Manager 506,713 Soliciting Dealer Warrants for a total of $405.

On February 1, 2001, the Operating Partnership commenced a follow-on offering on a best effort basis of up to 50,000,000 additional Shares. This follow-on offering will expire on February 1, 2002, unless extended by the Company to a date no later than February 1, 2003.

Description of Business

General

The Company was organized to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. The Advisor has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

The Company is the general partner of Inland Retail Real Estate Limited Partnership, an Illinois limited partnership (the "Operating Partnership"), organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

As of December 31, 2000, the Operating Partnership owned a portfolio of twelve properties and a vacant land parcel. Each of the properties is a shopping center, located in Florida or Georgia and containing an aggregate of approximately 2,073,068 square feet of gross leasable area ("GLA"). As of December 31, 2000, approximately 99% of GLA in the properties was leased. The vacant land parcel is approximately 2.72 acres on which the Company intends to construct a 16,130 square foot shopping center in 2001.

The Company's headquarters are located at 2901 Butterfield Road, Oak Brook, Illinois 60523 and its telephone number is (630) 218-8000.

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

  Acquiring Properties usually on an all-cash basis to provide the Company with a competitive advantage over potential purchasers who must secure financing. The Company may, however, acquire Properties subject to existing indebtedness if it believes this is in its best interest. The Company intends to acquire mortgage financing concurrently or subsequent to the purchase.

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

  Improving rental income and cash flow by aggressively marketing rentable space.

  Emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

  Maintaining a diversified tenant base at its Retail Centers, consisting primarily of retail tenants providing consumer goods and services.

  In general, limiting mortgage indebtedness to an aggregate amount not to exceed 55% of the combined fair market value of all of its Properties, and aggregate borrowings to 300% of the Company's net assets (which is defined to mean generally the Company's total assets (other than intangibles) at cost, before deducting depreciation and other non-cash reserves, less total liabilities, calculated at least quarterly). The proceeds from any such borrowings will be used primarily to allow the Company to acquire additional Properties. See "Financing Strategy." The anticipated amount of leverage will be achieved over time; however, initially the aggregate borrowing on the Properties will exceed 55% of their combined fair market value.

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

Developments During the 2000 Fiscal Year

During 2000, the Company invested approximately $63,790,198 for the acquisition of three shopping centers purchased containing a total GLA of approximately 632,586 square feet. See Item 2 for a more detailed description of these properties. In December 2000 the Company also funded a second mortgage receivable for $1,100,000 and purchased a vacant land parcel for $957,802 that the Company intends to develop.

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

Business Risks

All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is Wal-Mart, which has one lease totaling 204,170 square feet, or approximately 10% of the total GLA owned by the Company. Annualized base rental income of this lease is projected to be $1,104,559 for the year ended December 31, 2001, or approximately 7% of the total annualized base income based on the Company's portfolio of Properties as of December 31, 2000.

Winn-Dixie, the second largest tenant, is an anchor tenant in three of the properties owned by the Company, whose gross rental income from its three stores in the Company's properties represents 7% of the Company's total gross rental income from all of its properties as of December 31, 2001, has undergone a restructuring, and its credit rating has recently been down graded. The Company has been assured by management of Winn-Dixie that the stores located in the Company's specific properties are not closing as part of the restructuring.

The loss of these tenants or any other major tenant of the Company or their inability to pay rent could have an adverse effect on the Company's business.

Sports Authority, a tenant in one of the Company's properties has also undergone a restructuring, closing some of its unprofitable stores. However, it is the Company's understanding that there are no current plans to close the store which occupies space in the Company's property. Store closings do not relieve tenants of their obligations under existing leases.

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

Hit or Miss, a women's discount clothing store had signed a lease for 8,000 square feet at one of the Company's properties. However, prior to occupancy and paying rent, Hit or Miss filed for bankruptcy protection and rejected the lease. The Company is actively pursuing other tenants for this space.

Employees

As of December 31, 2000 and 1999, the Company had one direct employee. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of shopping centers and free- standing properties. The Company internally evaluates each property individually as a segment.

Item 2. Properties

As of December 31, 2000, the Company, through separate limited partnerships or limited liability companies, has acquired fee ownership of twelve shopping centers containing an aggregate of approximately 2,073,004 gross leasable square feet located in Florida and Georgia.
	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/00	12/31/00	Tenants*

Shopping Centers

Lake Walden Square
Plant City, FL	262,451	05/99	1992	9,941,942	31	Kash N' Karry Foods
						K-Mart
						Carmike Cinemas
Merchants Square
Zephyrhills, FL	74,849	06/99	1993	3,167,437	13	Kash N' Karry Foods
						Fashion Bug

Town Center Commons
Kennesaw, GA	72,108	07/99	1998	4,750,000	10	JC Penney Home Store
						Baptist Book Store

Boynton Commons
Boynton Beach, FL	210,552	07/99	1998	15,125,000	18	Sports Authority
						Bed, Bath & Beyond
						Barnes & Noble
						Petsmart

Lake Olympia Square
Ocoee, FL	85,776	09/99	1995	5,772,532	18	Winn-Dixie
						Tutor Time Child Care Systems

Bridgewater Marketplace
Orlando, FL	58,050	09/99	1998	2,987,500	11	Winn-Dixie

Bartow Marketplace
Cartersville, GA	375,067	09/99	1995	13,475,000	17	Wal-Mart
						Lowe's Home Center

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/00	12/31/00	Tenants*

Countryside Shopping Center
Naples, FL	73,965	10/99	1997	6,720,000	6	Winn-Dixie
						Promedco of Southwest Florida

Casselberry Commons
Casselberry, FL	227,664	12/99	1973/	8,703,000	36	Ross Stores
			1998			Publix

Conway Plaza
Orlando, FL	119,123	02/00	1966/	5,000,000	21	Beall's
			1981/			Publix
			1999

Pleasant Hill Square
Duluth, GA	282,137	05/00	2000	17,120,000	20	JC Penney
						Toys R Us
						JoAnn Fabrics

Gateway Market Center
St. Petersburg, FL	231,326	07/00	1999/	15,637,500	15	Beall's
			2000			Publix
						TJ Maxx
						Office Depot
						Home Place of America

Development Project

Acworth
Acworth, GA	-	12/00	-	-	-
	2,073,068			108,399,911 1

* Major tenants include tenants leasing more than 10% of the gross leasable area of a property.

See Schedule III on page 41 for initial property costs.

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

The following table lists the approximate physical occupancy levels for the Company's investment properties as of the end of each quarter during 2000 and 1999. N/A indicates the property was not owned by the Company at the end of the quarter.
	2000				1999
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)

Lake Walden Square Plant City, FL	94	84	95	95	N/A	93	93	94
Merchants Square Zephyrhills, FL	100	100	100	100	N/A	100	100	100
Town Center Commons Kennesaw, GA	93*	93*	93*	93	N/A	N/A	100	100
Boynton Commons Boynton Beach, FL	97*	96*	96*	96*	N/A	N/A	95*	95*
Lake Olympia Square Ocoee, FL	100	85	85	85	N/A	N/A	96	100
Bridgewater Marketplace Orlando, FL	97*	98*	98*	98	N/A	N/A	97*	92*
Bartow Marketplace Cartersville, GA	100	100	100	100	N/A	N/A	100	100
Countryside Naples, Fl	98	98	97	97	N/A	N/A	N/A	98
Casselberry Commons Casselberry, FL	97*	95*	95*	95*	N/A	N/A	N/A	97*
Conway Plaza Orlando, Fl	97*	97*	97*	97*	N/A	N/A	N/A	N/A
Pleasant Hill Duluth, GA	N/A	92*	94*	94*	N/A	N/A	N/A	N/A
Gateway Marketplace St. Petersburg, Fl	N/A	N/A	98	98	N/A	N/A	N/A	N/A

* As part of the purchase of some of these Properties, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, which results in economic occupancy ranging from 95% to 100% at December 31, 2000 and 1999 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

Item 3. Legal Proceedings

The Company is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company's shares of common stock ("Shares").

On February 1, 2001, the Company commenced a follow-on offering on a best effort basis of up to 50,000,000 additional Shares. This follow-on offering will expire on February 1, 2002, unless extended by the Company to a date no later than February 1, 2003.

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

  During the next 12 months at $9.50 per Share;

  During the next 12 months at $9.75 per Share; and

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

Stockholders

As of February 28, 2001, there were 3,772 stockholders of record of the Company.

Distributions

The Company has been paying monthly distributions since June 1999. Distributions were initially set at the level of $.70 per Share per annum, effective May 31, 1999, beginning with the distribution paid on June 7, 1999. The distribution level was increased to $.73 per Share per annum, effective July 1, 1999, beginning with the distribution paid on August 7, 1999. The distribution level was increased to $.75 per Share per annum, effective November 1, 1999, beginning with the distribution paid on December 7, 1999. The distribution level was increased to $.76 per Share per annum, effective April 1, 2000, beginning with the distribution paid on May 7, 2000. The distribution level was increased to $.77 per Share per annum, effective August 1, 2000, beginning with the distribution paid on September 7, 2000. The distribution level was increased to $.78 per Share per annum, effective October 1, 2000, beginning with the distribution paid on November 7, 2000. The distribution level was increased to $.80 per Share per annum, effective December 1, 2000, beginning with the distribution paid on January 7, 2001.

The Company declared distributions to stockholders totaling $.77 and $.72 per weighted average number of Shares outstanding during the years ended December 31, 2000 and 1999, respectively. Of these amounts, $.42 and $.16 qualifies as distributions taxable as ordinary income and $.35 and $.56 constitutes a return of capital for federal income tax purposes for the years ended December 31, 2000 and 1999, respectively.

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

As of December 31, 2000, the Company has sold the following securities for the following aggregate offering prices:

*	12,680,875	Shares on a best efforts basis for $126,076,986;

*	253,680	Shares pursuant to the DRP for $2,409,958;

*	506,713	Soliciting Dealer Warrants for $405; and

*	-0-	Shares pursuant to the exercise of Soliciting Dealer Warrants,

		and repurchased the following securities for the following amount:

*	(58,785)	Shares pursuant to the Share Repurchase Program for $532,001

*		For a net total of 12,875,770 Shares for $127,954,943 of gross proceeds as of December 31, 2000 (not including Soliciting Dealer Warrants).

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering.

From the February 11, 1999 effective date of the Offering through December 31, 2000 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
E=Estimated
Type of Expense	Amount	A=Actual

Underwriting discounts and commissions	$ 10,683,397	A

Finders' fees	-

Expenses paid to or for underwriters	-

Other expenses to affiliates	1,010,835	A

Other expenses to non-affiliates	4,827,374	A

Total expenses	$ 16,521,606

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $16,521,606 include $282,137 which were unpaid at December 31, 2000. The net offering proceeds to the Company for the Cumulative Period, after deducting the total expenses paid and accrued as described in the above table, are $111,633,337.

For the Cumulative Period, the Company used the net offering proceeds as follows:
		E=Estimated
Use of Proceeds	Amount	A=Actual

Construction of plant, building and facilities	$ -

Purchases of real estate	59,912,902	A

Acquisition of other businesses	-

Repayment of indebtedness	23,319,880	A

Working capital	1,284,873	E

Temporary investments	27,115,682	E

Other uses	-

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts.

Item 6. Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

For the years ended December 31, 2000 and 1999

(not covered by the Independent Auditors' Report)
	2000	1999

Total assets	$218,187,913	143,988,136

Mortgages payable	$108,399,911	93,099,852

Total income	$22,123,913	6,030,093

Net income	$2,060,514	167,996

Net income per common share, basic and diluted (b)	$.24	.07

Distributions declared	$6,615,454	1,396,861

Distributions per common share (b)	$.77	.72

Funds From Operations (b)(c)	$6,642,262	1,397,319

Funds available for distribution (c)	$6,478,653	1,449,161

Cash flows provided by operating activities	$5,603,580	2,647,680

Cash flows used in investing activities	$(67,307,169)	(34,426,975)

Cash flows provided by financing activities	$71,498,936	46,446,459

Weighted average number of common shares outstanding, basic and diluted	8,590,250	2,522,628

  The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

  The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.77 per share distributions for the year ended December 31, 2000, represented 99.6% of the Company's Funds From Operations ("FFO") and 102.11% of funds available for distribution for that period. See Footnote (c) below for information regarding the Company's calculation of FFO. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares. For the year ended December 31, 2000, $3,002,877 (or 45.4% of the $6,615,454 distributions declared for 2000) represented a return of capital. The balance of the distributions constitutes ordinary income. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its REIT taxable income, or approximately $3,432,000 for 2000. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

  One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as the Company. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.

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
	2000	1999

Net income	$2,060,514	167,996
Depreciation	4,581,748	1,229,323

Funds from operations (1)	6,642,262	1,397,319

Principal amortization of debt	(237,561)	(109,916)
Deferred rent receivable (2)	(493,180)	(135,116)
Acquisition cost expenses (3)	148,494	83,587
Income received under master lease agreements and principal escrow (4)	418,638	213,287

Funds available for distribution	$6,478,653	1,449,161
	========	========

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failing to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor .

Liquidity and Capital Resources

Cash and cash equivalents consists of cash and short-term investments. Cash and cash equivalents, at December 31, 2000 and 1999 were $24,664,511 and $14,869,164, respectively. The Company intends to use cash and cash equivalents to pay offering costs, purchase additional properties, pay distributions, retire debt and meet working capital requirements.

As of December 31, 2000, the Company had acquired twelve properties plus a vacant land parcel. The properties owned by the Company are currently generating sufficient cash flow to cover operating expenses of the Company plus pay a monthly distribution on weighted average shares. Beginning December 1, 2000, the Company increased the distributions paid to stockholders from $.78 per annum to $.80 per annum on weighted average shares. The Company paid an average of $.77 per weighted average share. Distributions declared for the year ended December 31, 2000 were $6,615,454, of which $3,002,877 represents a return of capital for federal income tax purposes. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

Cash Flows From Operating Activities

Net cash provided by operating activities generated $5,603,580 for the year ended December 31, 2000 from the operation of the nine properties purchased in 1999 and the addition of three properties purchased through out 2000. For the year ended December 31, 1999 net cash provided by operating activities included $2,647,680 from operations of the properties acquired during 1999.

Cash Flows From Investing Activities

The Company used $67,307,169 in cash for investing activities during the year ended December 31,2000 as compared to $34,426,975 for 1999. Substantially all of the cash was used to purchase properties in both 2000 and 1999. In the year ended December 31, 2000 the Company used approximately $1,255,000 to purchase investment securities. The Company used $1,100,000 to fund a second mortgage receivable in December 2000.

Cash Flows From Financing Activities

For the years ended December 31, 2000 and 1999, the Company generated $71,498,936 and $46,446,459, respectively, of cash flows from financing activities. This was due primarily to proceeds raised of $74,387,155 and $54,099,789 from the sale of Shares for the years ended December 31, 2000 and 1999, respectively. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares. For the years ended December 31, 2000 and 1999, the Company paid Offering costs totaling $11,046,314 and $5,193,155, respectively. In the year ended December 31, 2000 the Company received $37,757,500 from the issuance of debt secured by the additional properties purchased during 2000. In 1999 the Company purchased all its properties subject to debt and incurred no additional debt on its own behalf. In addition, for the years ended December 31, 2000 and 1999, the Company paid distributions of $6,098,704 and $1,065,394, respectively, and loan fees of $511,259 and $184,865, respectively.

The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross Offering proceeds or all organization and offering expenses (including such selling expenses) which together exceed 15% of the gross Offering proceeds. As of December 31, 2000, organizational and offering costs totaling $16,521,606 did not exceed these limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The weighted average annual interest rate on the mortgages payable outstanding at December 31, 2000 and 1999 was approximately 7.82% and 7.43%, respectively.

Results of Operations

Through December 31, 2000, the Company had incurred a total of $16,521,606 for costs incurred with the Offering, of which $282,137 remained unpaid.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the twelve properties through December 31, 2000.

The Company began its operations in May 1999 with the purchase of the first of nine properties purchased through out 1999. The Company purchased three additional properties in 2000. Total income for the years ended December 31, 2000 and 1999 was $22,123,913 and $6,030,093, respectively.

Winn-Dixie, an anchor tenant in three of the properties owned by the Company, whose gross rental income from its three stores in the Company's properties represents 7% of the Company's total gross rental income from all of its properties as of December 31, 2000, has undergone a restructuring, and its credit rating has recently been down graded. The Company has been assured by management of Winn-Dixie that the stores located in the Company's specific properties are not closing as part of the restructuring.

.

Sports Authority, a tenant in one of the Company's properties has also undergone a restructuring, closing some of its unprofitable stores. However, it is the Company's understanding that there are no current plans to close the store which occupies space in the Company property. Store closings do not relieve tenants of their obligations under existing leases.

Two tenants, Service Merchandise and Carmike Cinema each occupy one space in Company properties and have filed for bankruptcy protection under federal law. These tenants have the right under bankruptcy laws to terminate their leases with us, but these tenants have neither assumed nor rejected their leases with the Company. The Service Merchandise store is based on a smaller, newer format which Service Merchandise has indicated it intends to continue to operate and has been paying rent on a current basis. At closing, a master lease was established with the Seller escrowing funds to assure rent and reimbursements for two years, as well as payment of estimated tenant improvements and leasing commissions. The Company's Carmike Cinema space has no other local competition. Representatives of Carmike have approached the Company to discuss a possible reduction in rental rates, however there is no current indication that they intend to cease operating at this location.

Hit or Miss, a women's discount clothing store had signed a lease for 8,000 square feet at one of the Company's properties. However, prior to occupancy and paying rent, Hit or Miss filed for bankruptcy protection and rejected the lease. The Company is actively pursuing other tenants for this space.

Subsequent Events

As of February 27, 2001, subscriptions for a total of 14,005,307 Shares were received for total gross Offering proceeds of $139,500,406 and additional 311,630 Shares were issued pursuant to the DRP for $2,960,486 of additional gross proceeds. The Company has repurchased 58,785 shares through our Share Repurchase Program resulting in distributions totaling $729,204.

In January 2001, the Company paid a distribution of $848,217 to its Stockholders. The Company paid a distribution of $909,393 to its Stockholders in February 2001.

On January 19, 2001, the Company purchased a shopping center known as Columbia Promenade from an unaffiliated third party for approximately $7,338,000, by paying approximately $1,792,000 in cash and mortgage financing of $5,546,000. The Company's wholly owned Florida limited liability company, Inland Southeast Columbia, L.L.C., owns the entire fee simple interest in Columbia Promenade. The property is located in Kissimee, Florida and contains approximately 65,870 gross leasable square feet. Publix (a supermarket) occupies approximately 67% of the total gross leasable area of the property.

On February 13, 2001, the Company purchased an existing freestanding retail property known as Lowe's Warner Robbins, Georgia from an unaffiliated third party for approximately $9,450,000, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Georgia limited liability company, Inland Southeast Warner Robbins, L.L.C., owns the entire fee simple interest in Lowe's Warner Robbins, Georgia. The property is located in Warner Robbins, Georgia, and contains approximately 131,575 gross leasable square feet. Lowe's (a home improvement retail store) leases the entire property.

On February 13, 2001, the Company purchased an existing freestanding retail property known as K Mart, Macon Georgia from an unaffiliated third party for approximately $9,050,000, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Georgia limited liability company, Inland Southeast Macon, L.L.C., owns the entire fee simple interest in K Mart, Macon Georgia. The property is located in Macon, Georgia, and contains approximately 102,098 gross leasable square feet. K Mart (a discount department store) leases the entire property and pays all real estate taxes, insurance and common area maintenance costs.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Impact of Accounting Principles

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material impact on the consolidated financial statements of the Company.

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

Inflation

For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2000, the Company did not own any triple-net leased properties.

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
	2001	2002	2003	2004	2005

Maturing debt:
Fixed rate debt	$ 257,199	278,462	303,957	13,801,418	27,898,414
Variable rate debt	11,932,500	-	-	-	5,000,000

Average interest rate on outstanding debt:
Fixed rate debt	7.55%	7.55%	7.55%	7.51%	7.47%
Variable rate debt	8.48%	8.48%	8.48%	8.48%	8.50%

The fair value of the Company's debt approximates its carrying amount.

Approximately $19,920,000 or 18% of the Company's mortgages payable at December 31, 2000, have variable interest rates averaging 8.55%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Item 8. Consolidated Financial Statements and Supplementary Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Index

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Inland Retail Real Estate Trust, Inc.:

We have audited the consolidated financial statements of Inland Retail Real Estate Trust, Inc. (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
February 1, 2001, except as
to Note 12 which is as of
February 27, 2001

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2000 and 1999

Assets
	2000	1999
Investment Properties (Note 5):
Land	$46,628,264	$33,260,261
Land held for development	957,802	-
Building and site improvements	144,289,027	93,978,854

	191,875,093	127,239,115
Less accumulated depreciation	(5,811,071)	(1,229,323)

Net investment properties	186,064,022	126,009,792

Mortgage receivable (Note 6)	1,100,000	-
Cash and cash equivalents	24,664,511	14,869,164
Restricted cash (Note 1)	864,271	1,246,889
Investment in securities (Note 1)	1,537,467	-
Accounts and rents receivable, (net of allowance of $273,581 and $0 as of December 31, 2000 and 1999, respectively)	2,747,257	1,331,213
Real estate tax and insurance escrows	134,167	227,123
Loan fees (net of accumulated amortization of $177,194 and $20,432 as of December 31, 2000 and 1999, respectively)	518,930	164,433
Leasing fees (net of accumulated amortization of $17,246 and $3,346 as of December 31, 2000 and 1999, respectively)	61,394	34,106
Deferred acquisition costs	330,876	91,880
Other assets	165,018	13,536

Total assets	$218,187,913	$143,988,136
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

December 31, 2000 and 1999

Liabilities and Stockholders' Equity
	2000	1999
Liabilities:
Accounts payable	$80,230	$74,094
Accrued offering costs due to affiliates (Note 3)	227,589	1,309,642
Accrued offering costs due to non-affiliates (Note 3)	54,548	1,554,262
Accrued interest payable to non-affiliates	629,208	419,003
Distributions payable (Note 12)	848,217	331,467
Security deposits	313,925	232,370
Mortgages payable (Note 8)	108,399,911	93,099,852
Unearned income	359,618	9,585
Other liabilities	1,323,098	1,359,209
Due to affiliates (Note 3)	169,933	582,787

Total liabilities	112,406,277	98,972,271

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 12,895,770 and 5,433,839 issued and outstanding at December 31, 2000 and 1999, respectively	128,957	54,338
Additional paid-in capital (net of costs of Offering of
$16,521,606 and $8,057,059 at December 31, 2000 and 1999, respectively, of which $11,694,232 and $5,193,155 was paid or accrued to Affiliates, respectively)	111,504,380	46,188,392
Accumulated distributions in excess of net income	(5,783,805)	(1,228,865)
Accumulated other comprehensive loss	(69,896)	-

Total stockholders' equity	105,779,636	45,013,865

Commitments and contingencies (Notes 7, 8, 11 and 12)

Total liabilities and stockholders' equity	$218,187,913	$143,988,136
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2000 and 1999
	2000	1999
Income:
Rental income (Notes 1 and 7)	$16,349,483	$4,339,614
Additional rental income	4,734,088	1,452,868
Interest and dividend income	845,013	237,261
Other income	195,329	350

	22,123,913	6,030,093

Expenses:
Professional services to affiliates	6,019	22,878
Professional services to non-affiliates	182,276	53,966
General and administrative expenses to affiliates	251,703	144,638
General and administrative expenses to non-affiliates	196,748	63,987
Advisor asset management fee (Note 3)	120,000	-
Property operating expenses to affiliates	926,978	203,235
Property operating expenses to non-affiliates	5,352,184	1,668,823
Mortgage interest to non-affiliates	8,126,587	2,365,854
Mortgage interest to affiliates	-	2,028
Depreciation	4,581,748	1,229,323
Amortization	170,662	23,778
Acquisition cost expenses to non-affiliates	148,376	27,788
Acquisition cost expenses to affiliates	118	55,799

	20,063,399	5,862,097

Net income	$2,060,514	$167,996

Other comprehensive loss:
Unrealized loss on investment securities	69,896	-

Comprehensive income	$1,990,618	$167,996
	==========	==========

Net income per common share, basic and diluted	$.24	$.07
	==========	==========

Weighted average number of common shares outstanding, basic and diluted	8,590,250	2,522,628
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2000 and 1999
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of net Income	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1998	2,000	$ 200	$ 199,800	$ -	$ -	$ 200,000

Net income	-	-	-	167,996	-	167,996
Distributions declared ($.72 per weighted average number of common shares outstanding)	-	-	-	(1,396,861)	-	(1,396,861)
Proceeds from Offering including DRP (net of Offering costs of $8,057,059)	5,431,839	54,138	45,988,592	-	-	46,042,730

Balance at December 31, 1999	5,433,839	$ 54,338	$ 46,188,392	$ (1,228,865)	$ -	$ 45,013,865

Net income	-	-	-	2,060,514	-	2,060,514
Unrealized loss on investment securities	-	-	-	-	(69,896)	(69,896)
Distributions declared ($.77 per weighted average number of common shares outstanding)	-	-	-	(6,615,454)	-	(6,615,454)
Proceeds from Offering including DRP (net of Offering costs $8,464,547)	7,520,716	75,207	65,847,401	-	-	65,922,608
Retired stock	(58,785)	(588)	(531,413)	-	-	(532,001)

Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$ 105,779,636
	=========	=========	===========	=============	==========	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2000 and 1999
	2000	1999
Cash flows from operating activities:
Net income before comprehensive loss	$2,060,514	$167,996
Adjustments to reconcile net income before other comprehensive loss to net cash provided by operating activities:
Depreciation	4,581,748	1,229,323
Amortization	170,662	23,778
Principal escrow	53,086	41,178
Rental income under master lease	365,552	172,109
Straight line rental income	(493,180)	(135,116)
Changes in assets and liabilities:
Accounts and rents receivable	(922,864)	(1,196,097)
Other assets	(151,482)	(105,416)
Real estate tax and insurance escrows	92,956	(227,123)
Accrued interest payable to non-affiliates	210,205	419,003
Accounts payable	6,136	74,094
Unearned income	350,033	9,585
Other liabilities	(388,487)	1,359,209
Security deposits	81,555	232,370
Due to affiliates	(412,854)	582,787
Net cash provided by operating activities	5,603,580	2,647,680
Cash flows from investing activities:
Restricted cash	382,618	(1,246,889)
Purchase of investment securities, net of margin account of $352,376	(1,254,987)	-
Purchase of investment properties	(64,747,654)	(32,922,748)
Additions to investment properties	(306,962)	(219,886)
Funding of mortgage receivable	(1,100,000)	-
Deferred acquisition costs	(238,996)	-
Leasing fees	(41,188)	(37,452)
Net cash used in investing activities	(67,307,169)	(34,426,975)
Cash flows from financing activities:
Proceeds from offering	74,387,155	54,099,789
Payment of offering costs	(11,046,314)	(5,193,155)
Repurchase of shares	(532,001)	-
Proceeds from issuance of debt	37,757,500	-
Principal payments of debt	(22,457,441)	(1,209,916)
Loan fees	(511,259)	(184,865)
Distributions paid	(6,098,704)	(1,065,394)
Net cash provided by financing activities	71,498,936	46,446,459
Net increase in cash and cash equivalents	9,795,347	14,667,164
Cash and cash equivalents, at beginning of year	14,869,164	202,000

Cash and cash equivalents, at end of year	$24,664,511	$14,869,164
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the years ended December 31, 2000 and 1999

Supplemental schedule of noncash investing and financing activities:
	2000	1999
Purchase of investment properties		$127,220,327
Assumption of mortgage debt	-	94,309,768

	$-	32,910,559
	=========	=========

Distributions payable	$848,217	331,467
	=========	=========

Cash paid for interest	$7,807,708	1,948,879
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

For the years ended December 31, 2000 and 1999

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of December 31, 2000, the Company had received subscriptions for a total of 12,680,875 Shares. In addition the Company has distributed 253,680 Shares pursuant to the Company's DRP.

On February 1, 2001, the Company commenced a follow-on offering on a best effort basis of up to 50,000,000 additional Shares. This follow-on offering will expire on February 1, 2002, unless extended by the Company to a date no later than February 1, 2003.

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

Certain reclassifications were made to 1999 financial statements to conform with the 2000 presentations.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2000 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. No sales of investment securities available-for-sale were made during 2000. Additionally, The Company has purchased its securities through a margin account. As of December 31, 2000, the Company has recorded a payable of $352,376 for securities purchased on margin.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material impact on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-life Assets to be Disposed of", requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of properties. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2000 and 1999, the Company does not believe any such impairment of its properties exists.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The Company believes that the interest rates associated with the mortgages payable approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of mortgage receivable, cash and cash equivalents, restricted cash, accounts and rents receivable, investments in securities, real estate tax and insurance escrows, other assets, accounts payable, accrued interest payable to non-affiliates, distributions payable, unearned income, and due to affiliates approximate fair value because of the relatively short maturity of these instruments.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

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

(2)  Basis of Presentation

The accompanying Consolidated Balance Sheets include the accounts of the Company, as well as the accounts of the operating partnership in which the Company has an approximately 99% controlling general partner interest and all wholly owned subsidiaries. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying Consolidated Balance Sheets. The effect of all significant intercompany transactions have been eliminated.

(3)  Transactions with Affiliates

As of December 31, 2000 and 1999, the Company had incurred $16,521,606 and $8,057,059 of offering costs, of which $11,694,232 and $5,193,155 was paid to affiliates. Pursuant to the terms of the Offering, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of December 31, 2000 and 1999, Offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Offering. Any excess amounts at the completion of the Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offering. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $6,907,685 and $4,786,547 for the years ended December 31, 2000 and 1999, respectively, of which $227,589 and $896,544 was unpaid at December 31, 2000 and 1999, respectively.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates. During the years ended December 31, 2000 and 1999 the Company incurred $257,840 and $683,055, respectively of these costs, of which $169,933 and $549,089 remained unpaid as of December 31, 2000 and 1999, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

An affiliate of the Advisor provides loan servicing to the Company for a monthly fee. Such fees totaled $48,322 and $14,281 in the years ended December 31, 2000 and 1999, respectively. An agreement with the Company allows for monthly fees totaling .05% of the first $100,000,000 mortgage balance outstanding each month and .03% of the remaining mortgage balance.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the years ended December 31, 2000 and 1999 the Company paid loan fees totaling $23,438 and $46,950, respectively, to this affiliate.

The Advisor may receive an annual advisor asset management fee of not more than 1% of the Company's average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company (i) to the extent that the advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% current return. The advisor asset management fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year and Stockholders received an annual Distribution greater than a 7% return. For the year ended December 31, 2000, the Company has incurred $120,000 of asset management fees, of which $30,000 remains unpaid as of December 31, 2000. In 1999 the Company neither paid nor accrued such fees because the Advisor indicated that it would forego such fees.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees, totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $926,978 and $225,665 for the years ended December 31, 2000 and 1999, respectively, of which $926,978 and $203,235 were retained by that property manager. The balance was paid to an unaffiliated property manager.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of December 31, 2000, options to acquire 10,500 Shares of common stock was outstanding. No options had been issued as of December 31, 1999.

In addition to sales commissions, the dealer manager of the Offering ("an affiliate of the Advisor") has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of December 31, 2000, 506,713 warrants had been issued. As of December 31, 2000, these warrants had no value and none had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

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

	For the year ended	For the year ended
	December 31, 2000	December 31, 1999
Rental income	$18,368,983	11,802,456
Additional rental income	5,094,872	3,396,268
Total revenues	24,504,197	15,198,724
Advisor asset management fee	269,014	-
Property operating expenses	6,808,115	4,399,898
Total depreciation	5,234,168	3,472,981
Total expenses	22,513,500	16,013,522
Net income (loss)	1,990,697	(814,798)

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

(6)  Mortgage Receivable

On December 21, 2000 the Company funded a $1,100,000 mortgage note receivable on a 49,749 square foot shopping center currently under construction, located in Lauderhill, Florida. The principal amount of $1,100,000 is secured by a second mortgage on the property and personal guaranties of the borrower. The note bears an interest rate of 10% per annum and matures August 31, 2002. The Company, at its option may elect to purchase this property upon completion, subject to certain contingencies.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments were $537,661 and $172,109 as of December 31, 2000 and 1999, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2001	$18,520,158
2002	17,949,863
2003	17,107,330
2004	15,651,166
2005	14,287,902
Thereafter	101,271,544

Total	$184,787,963
==========

Remaining lease terms range from one year to fifty-five years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the property. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include $493,180 and $135,116 for the years ended December 31, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $628,296 and $135,116 in the related accounts and rents receivable as of December 31, 2000 and 1999, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

(8)  Mortgages Payable

Mortgages payable consist of the following at December 31, 2000 and 1999:
Property as	Interest			Balance at
Collateral	Rate at	Maturity	Monthly	December 31,	December 31,
	12/31/00	Date	Payment	2000	1999
Mortgages payable to non-affiliates:

Lake Walden Square	7.63%	11/2007	$72,584 (a)	$ 9,941,942	$ 10,049,869
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	-	04/2000	(c)	-	2,508,000
	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	-	03/2000	(c)	-	7,797,580
	7.21%	03/2006	(b)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,772,532	5,902,166
Bridgewater Marketplace	-	09/2000	(c)	-	1,792,500
	8.50%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	-	09/2000	(c)	-	4,900,000
	7.75%	09/2004	(b)	13,475,000	13,475,000
Countryside Shopping Center	8.50%	03/2001	(c)	6,720,000	6,720,000
Casselberry Commons	-	04/2000	(c)	-	5,221,800
	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	8.47%	06/2005	(c)	5,000,000	-
Pleasant Hill Square	7.35%	06/2005	(b)	17,120,000	-
Gateway Marketplace*	8.72%	08/2001	(c)	5,212,500	-
Gateway Marketplace	7.94%	08/2005	(b)	10,425,000	-

				$108,399,911	$ 93,099,852
				=========	=========

(a) Payments include principal and interest.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

Certain of the mortgages payable are subject to guarantees, in which the Company has guaranteed payment on these notes to the lender.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

These mortgages are serviced by an Affiliate of the Advisor on behalf of the Company. The Affiliate receives servicing fees at a market rate for such services.

As of December 31, 2000, the required future principal payments on the Company's mortgages payable over the next five years are as follows:

2001	$12,189,699
2002	278,462
2003	303,957
2004	13,801,418
2005	32,898,414
Thereafter	48,927,961

The Company intends to retire its debt as it becomes due, however, in certain individual cases some debt obligations may be restructured or partially retired. These restructured or partial paydowns may occur if the Company's lenders provide favorable terms.

(9)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located within Florida and Georgia. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

The property revenues and net property operations are summarized in the following tables as of and for the years ended December 31, 2000 and 1999, along with a reconciliation to net income.
	2000	1999

Property rental income	$21,083,571	5,792,482
Other income	76,836	-
Total property operating expenses	6,279,162	1,872,058
Mortgage interest	8,126,587	2,367,882

Net property operations	6,754,658	1,552,542

Interest and dividend income	845,013	237,261
Other income	118,493	350
Less non property expenses:
Professional services	188,295	76,844
Advisor asset management fee	120,000	-
General and administrative and acquisition costs expense	596,945	292,212
Depreciation and amortization	4,752,410	1,253,101

Net income before comprehensive loss	$2,060,514	167,996
	==========	==========
Total Assets:
Shopping centers	$190,390,041	129,003,780
Non-segment assets	27,797,872	14,984,356

	$218,187,913	143,988,136
	==========	==========

(10)  Earnings per Share

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

As of December 31, 2000 and 1999, warrants to purchase 506,713 and 214,223, respectively, shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding were 8,590,250 and 2,522,628 for the years ended December 31, 2000 and 1999, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

(11) Commitments and Contingencies

The Company is not subject to any material pending legal proceedings.

(12) Subsequent Events

As of February 27, 2001, subscriptions for a total of 14,005,307 Shares were received for total gross Offering proceeds of $139,500,406 and additional 311,630 Shares were issued pursuant to the DRP for $2,960,486 of additional gross proceeds. The Company has repurchased 80,4575 shares through our Share Repurchase Program resulting in distributions totaling $729,204.

In January 2001, the Company paid a distribution of $848,217 to its Stockholders. The Company paid a distribution of $909,393 to its Stockholders in February 2001.

On January 19, 2001, the Company purchased a shopping center known as Columbia Promenade from an unaffiliated third party for approximately $7,338,000, by paying approximately $1,792,000 in cash and mortgage financing of $5,546,000. The Company's wholly owned Florida limited liability company, Inland Southeast Columbia, L.L.C., owns the entire fee simple interest in Columbia Promenade. The property is located in Kissimee, Florida and contains approximately 65,870 gross leasable square feet. Publix (a supermarket) leases approximately 67% of the total gross leasable area of the property.

On February 13, 2001, the Company purchased an existing freestanding retail property known as Lowe's Warner Robbins, Georgia from an unaffiliated third party for approximately $9,450,000, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Georgia limited liability company, Inland Southeast Warner Robbins, L.L.C., owns the entire fee simple interest in Lowe's Warner Robbins, Georgia. The property is located in Warner Robbins, Georgia, and contains approximately 131,575 gross leasable square feet. Lowe's (a home improvement retail store) leases the entire property.

On February 13, 2001, the Company purchased an existing freestanding retail property known as K Mart, Macon Georgia from an unaffiliated third party for approximately $9,050,000, by paying the entire purchase price in cash. The property is expected to be financed in the future. The Company's wholly owned Georgia limited liability company, Inland Southeast Macon, L.L.C., owns the entire fee simple interest in K Mart, Macon Georgia. The property is located in Macon, Georgia, and contains approximately 102,098 gross leasable square feet. K Mart (a discount department store) leases the entire property and pays all real estate taxes, insurance and common area maintenance costs.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2000 and 1999

(13) Supplemental Financial Information (unaudited)

The following represents the results of operations, for the quarter during the years 2000 and 1999.
	2000
	Dec. 31	Sept. 30	June 30	March 31
Total income	6,390,795	6,206,420	4,511,879	5,014,818
Net income	687,389	812,525	92,267	468,333

Net income , per common share, basic and diluted:	.06	.09	.01	.08

	1999
	Dec. 31	Sept. 30	June 30	March 31
Total income	3,604,398	1,783,617	642,078	-
Net income/(loss)	98,029	76,056	(6,089)	-

Net income, per common share, basic and diluted:	.02	.03	(.01)	-

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2000

Initial Cost		Gross amount at which carried
(A)		at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date Con- stru	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	cted	Acq
Multi-tenant Retail
Lake Walden Square
Plant City, FL	9,941,942	3,006,662	11,549,586	41,199	3,006,662	11,590,785	14,597,447	777,121	1992	05/99
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	12,620	992,225	4,762,438	5,754,663	303,753	1993	06/99
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(18,625)	3,293,792	6,332,210	9,626,002	368,219	1998	07/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(5,040)	8,698,355	21,798,330	30,496,685	1,115,923	1998	07/99
Lake Olympia Square (C)
Ocoee, FL	5,772,532	2,567,471	7,306,483	(29,143)	2,562,471	7,282,340	9,844,811	362,746	1995	09/99
Bridgewater Marketplace
Orlando, FL	2,987,500	783,492	5,221,618	(62,781)	783,492	5,158,837	5,942,329	245,788	1998	09/99
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	4,071	6,098,178	18,312,342	24,410,520	813,780	1995	09/99
Countryside
Naples, FL	6,720,000	1,117,428	7,478,173	9,570	1,117,428	7,487,743	8,605,171	331,246	1997	10/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	(69,545)	6,702,658	11,122,367	17,825,025	463,752	1973/1998	12/99
Conway Plaza
Orlando, FL	5,000,000	2,215,325	6,332,434	72,449	2,215,325	6,404,883	8,620,208	237,716	1985/1999	02/00
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(95,822)	4,805,830	29,430,483	34,236,313	571,144	1997/2000	05/00
Gateway Market Center
St. Petersburg, FL	15,637,500	6,351,848	14,576,808	16,456	6,351,848	14,593,264	20,945,112	215,644	1997/2000	07/00

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2000

Initial Cost		Gross amount at which carried
(A)		at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date Con- stru	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	cted	Acq
Development Parcels
Acworth Avenue Retail Shopping Center
Acworth, GA	-	957,802	-	-	957,802	-	957,802	-		12/00

Sub total	108,399,911	47,591,066	144,395,613	(124,591)	47,586,066	144,276,022	191,862,088	5,806,832
	==========	===========	==========	=========	===========	==========

Furniture and equipment						13,005	13,005	4,239
Total						144,289,027	191,875,093	5,811,071
						==========	=========	=========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2000

Notes:

  The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

  The aggregate cost of real estate owned at December 31, 2000 for federal income tax purposes was approximately $192,403,750 (unaudited).

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

  Reconciliation of real estate owned:

	2000	1999

Balance at beginning of year	$127,226,926	-
Purchases of property	64,747,654	127,220,327
Additions	306, 146	219,886
Payments received under master leases and principal escrow	(418,638)	(213,287)

Balance at end of year	$191,862,088	127,226,926
	===========	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$1,226,910	-
Depreciation expense	4,579,922	1,226,910

Balance at end of year	$5,806,832	1,226,910
	==========	==========

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants or other reportable events during 2000.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers and directors and their positions and offices with the Company are as follows:

Robert D. Parks	Chairman, Chief Executive Officer and Affiliated Director
Barry L. Lazarus	President, Chief Operating Officer, Treasurer, Chief Financial Officer and Affiliated Director
Daniel K. Deighan	Independent Director
Michael S. Rosenthal	Independent Director
Kenneth E. Masick	Independent Director
Roberta S. Matlin	Vice President - Administration
Steven D. Sanders	Vice President - Acquisitions
Scott W. Wilton	Secretary

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

  ROBERT D. PARKS (age 57) has been Chairman, Chief Executive Officer and Affiliated Director of the Company since its formation in 1998. Mr. Parks has been with Inland and its affiliates since 1968 and is one of the four original principals of Inland. He is a Director of Inland; Chairman of IREIC; Chairman of the Board and President of the Advisor; a Director of ISC and President, Chief Executive Officer, Chief Operating Officer, and a director of Inland Real Estate Corporation ("IREC"), a REIT which is also sponsored by IREIC. Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC. He oversees and coordinates the marketing of all investments nationwide for IREIC and has overall responsibility for investor relations. Mr. Parks received his B.A. Degree from Northeastern Illinois University and an M.A. from the University of Chicago. He is a registered direct participation program limited principal with the National Association of Securities Dealers, Inc. ("NASD"). He is a member of the Real Estate Investment Association and the National Association of Real Estate Investment Trusts.

  BARRY L. LAZARUS (age 54) has been President, Chief Operating Officer and an Affiliated Director of the Company since its formation in 1998, and has been Treasurer and Chief Financial Officer of the Company since June 1999. After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original controller and was later promoted to Treasurer. From 1973 to 1979 he supervised all corporate and partnership accounting and tax matters, and managed corporate financial affairs. In 1979 Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987 the Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990 Mr. Lazarus was Vice President of Finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest homebuilder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the Southeastern and Southwestern United States, as well as maintaining investor relations.

  Mr. Lazarus rejoined Inland in October 1990 and became President of Intervest Midwest Real Estate Corporation ("Intervest"), then one of the Inland Affiliated Companies. Intervest, which has its principal office in Atlanta, Georgia, has been active in land acquisition, development, financing and disposition of real estate assets in the Midwest and southeast, for its own account and for others. Mr. Lazarus solely owns Wisconsin and Southern Land Company, Inc., of which he has been President and Director since December 1993. Wisconsin and Southern Land Company, Inc., which has its office in Atlanta, Georgia, is a holding company that acquired Intervest from the Inland Organization in 1994. Intervest, pursuant to a service agreement, currently provides property zoning, development and disposition services to Wisconsin Capital Land Fund, L.P. ("Wisconsin Land Fund"), a private placement real estate equity program sponsored by IREIC. Intervest anticipates that it will have earned a total of $250,000 of compensation for services rendered and to be rendered to Wisconsin Land Fund. Mr. Lazarus continues to serve as President of Intervest. He received his B.B.A. Degree from the University of Wisconsin is a certified public accountant and holds real estate broker licenses in the states of Wisconsin and Georgia.

  DANIEL K. DEIGHAN (age 60) has been an Independent Director of the Company since September 1998. He is an appraiser, who holds the MAI designation from the American Institute of Real Estate Appraisers (the predecessor to the Appraisal Institute), and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in some courts in New York in eminent domain and other appraisal matters. Mr. Deighan is President of Florida Property Consultants Group, which has its office in Port St. Lucie, Florida. That firm is successor to Deighan Appraisal Associates, Inc. and its predecessors, which Mr. Deighan formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida. Mr. Deighan has also been President of Southern Real Estate Group, Inc. since August 1998, and a commercial real estate brokerage firm. In addition, since February 1996, he has been Vice-President of Southern Property Consultants, Inc., a firm which specializes in real estate tax appeals, and a principal of Florida Residential Consultants, Inc., which provides appraisal services. All of the companies mentioned in this paragraph have their offices in Port St. Lucie, Florida. Deighan Appraisal Associates, Inc. was honored as the "Business of the Year" in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan is Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. Degree from Sienna College, Albany, New York.

  MICHAEL S. ROSENTHAL (age 43) has been an Independent Director of the Company since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. Since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm's predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary. Mr. Rosenthal received both his B.A. Degree and his law degree from the University of Florida.

  KENNETH E. MASICK (age 55) has been an Independent Director of the Company since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm's audit and accounting department and is responsible for the firm's quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions. Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as president and director of Wolf Capital Corporation, a firm specializing in mergers and acquisitions, business valuations and financial consulting, and as a director of Oak Brook Investor Advisory Services, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

  ROBERTA S. MATLIN (age 56) has been Vice President--Administration of the Company since its formation in 1998. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing IREIC's day-to-day internal operations. She has also been Vice President-Administration of IREC since March 1995. Ms. Matlin is a Director of IREIC, ISC and Inland Real Estate Advisory Services, Inc. the Advisor to IREC. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

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

  SCOTT W. WILTON (age 40) has been our secretary since August 2000. Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton is involved in all aspects of our business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management. He received B.S. degrees in economics and history from the University of Illinois at Champaign in 1982 and his law degree from Loyola University of Chicago, Illinois in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate and corporate transactions and litigation.

The election of members of the Board of Directors is conducted on an annual basis. Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified. Accordingly, the term of office of each director of the Company will expire at the annual meeting of stockholders to be held later this year. It is anticipated that at such meeting each current director will be nominated to stand for reelection as a director to hold office until the Company's annual meeting of stockholders to hold in 2001 and until his successor is elected and qualified. The Company has no reason to believe that any of the anticipated nominees will be unable of unwilling to serve if elected.

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

Mr. Lazarus was paid $35,000 and $26,250 in 2000 and 1999 respectively, and reimbursement for out-of-pocket expenses for his services as President, Chief Operating Officer, Treasurer and Chief Financial Officer of the Company. Beginning on March 1, 2001 Mr. Lazarus will receive an annual salary of $100,000. His "at will" employment is based on an oral agreement. Mr. Lazarus will devote most of his time to the Company's business; however, he will continue to devote some time to Intervest Midwest Real Estate Corporation, of which he is President.

The Company pays its Independent Directors an annual fee of $1,000. Messrs. Deighan, Rosenthal and Masick were each paid fees of $6,200, $5,700, and $6,200, respectively in 2000 and $3,000 each in 1999 for their services as Independent Directors. In addition, each Independent Director receives $250 for attending (in person or by telephone) each meeting of the Board of Directors or a committee thereof. Officers of the Company who are Directors (Messrs. Parks and Lazarus) are not paid fees for serving as directors.

Under the Company's Independent Director Stock Option Plan, each Independent Director is entitled to be granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 Shares will be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders meeting will become fully exercisable on the second anniversary of the date of grant. Options granted during the pendency of the current initial public offering will be exercisable at $9.05 per share. As of December 31, 2000 options to acquire 10,500 Shares had been issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 27, 2001 regarding the Number and percentage of Shares beneficially owned by: (I) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 1, 2001, any person known to us to be the beneficial owner of more than 5% of the Shares.

	Number of Shares Beneficially	Percent
Name of Beneficial Owner	Owned (1)	of Class

Robert D. Parks	23,105 (2)	*
Barry L. Lazarus	11,050	*
Daniel K. Deighan	1,000 (3)	*
Michael S. Rosenthal	1,891 (3)	*
Kenneth E. Masick	3,422 (3)	*
Roberta S. Matlin	-	-
Steven D. Sanders	-	-
Scott W. Wilton	-	-
All Directors and Executive Officers as a group (8 persons)	41,229 (2)	*
Macomb County Retirement System (4)	1,374,580	9.63%

*  Less than 1%

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

  The address of Macomb County Retirement System is 10 N. Main, 12th Floor, County Building, Mt. Clemens, MI 48043.

Item 13.  Certain Relationships and Related Transactions

For the year ended December 31, 2000, the Company incurred a total of $16,521,606 of organizational and offering costs, of which $11,694,232 was paid or accrued to affiliates.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering and the administration of the Company. During the year ended December 31, 2000, the Company incurred $257,840 of these costs, of which $169,933 remained unpaid at December 31, 2000. In addition, an affiliate of the Advisor served as dealer manager of an offering of securities by the Company and earned fees of $6,907,685, of which $227,589 was unpaid as of December 31, 2000. Approximately all of these commissions have been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Advisor may receive an annual Advisor asset management fee of not more than 1% of the average invested assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor asset management fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's net income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7.0% current return. The advisor asset management fee plus other operating expenses paid during the previous calendar year did not exceed 2% of the Company's Average Invested Assets for the calendar year or 25% of the Company's Net Income for that calendar year and Stockholders received an annual Distribution greater than a 7% return. For the year ended December 31, 2000, the Company has incurred $120,000 of asset management fees, of which $30,000 remains unpaid as of December 31, 2000. In 1999 the Company neither paid nor accrued such fees because the Advisor indicated that it would forego such fees

An Affiliate of the Advisor, Inland Southeast Property Management Corp. ("ISPM"), is entitled to receive property management fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid property management fees of $926,978 for the year ended December 31, 2000, all of which have been paid.

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

Loan servicing fees in the amount of $48,322 were paid to Inland Mortgage Servicing Corporation, an affiliate of the Advisor.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the year ended December 31, 2000 the Company paid loan fees totaling $23,438 to this affiliate.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed:

  The consolidated financial statements of the Company included in this report are set forth in Item 8.
  Financial Statement Schedules:

  The following financial statement schedule for the year ended December 31, 2000 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	42

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

10.7

Form of Agreement dated March, 1999 between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Investment Corporation relating to payment of the reasonably estimated cost to prepare and mail a notice to stockholders of any special meeting of stockholders requested by the stockholders. (Included as Exhibit 10.7 to Amendment No. 4 to the Company's Registration Statement on Form S-11 filed on February 10, 1999 (File No. 333-64391) and incorporated herein by reference.)

27.1	Financial Data Schedule

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

Report on Form 8-K dated December 7, 2000
Item 2.	Acquisition or Disposition of Assets

(c)  See exhibit index included above.

(d)  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 12, 2001

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer, Chief Financial Officer and Affiliated Director
Date:	March 12, 2001

/s/ Daniel K. Deighan

By:	Daniel K. Deighan
Independent Director
Date:	March 12, 2001

/s/ Kenneth E. Masick

By:	Kenneth E. Masick
Independent Director
Date:	March 12, 2001

/s/ Michael S. Rosenthal

By:	Michael S. Rosenthal
Independent Director
Date:	March 12, 2001