Form 10-Q
period 2001-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2001-05-15
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 8, 2001, there were 17,663,285 Shares of Common Stock outstanding.

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2001 and December 31, 2000
(unaudited)

Assets
	March 31,	December 31,
	2001	2000
Investment Properties:
Land	$55,573,880	$46,628,264
Land held for development	959,257	957,802
Construction in progress	78,964	--
Building and site improvements	170,803,048	144,289,027
	227,415,149	191,875,093
Less accumulated depreciation	(7,322,009)	(5,811,071)
Net investment in properties	220,093,140	186,064,022

Mortgage receivable	1,100,000	1,100,000
Cash and cash equivalents	15,608,262	24,664,511
Restricted cash	791,526	864,271
Investment in securities	5,104,093	1,537,467
Accounts and rents receivable, (net of allowance of $329,210 and $273,581 as of March 31, 2001 and December 31, 2000, respectively)	2,115,858	2,747,257
Real estate tax and insurance escrow deposits	231,497	134,167
Loan fees (net of accumulated amortization of
$178,239 and $177,194 as of March 31, 2001 and
December 31, 2000, respectively)	872,493	518,930
Leasing fees (net of accumulated amortization of $16,868 and $17,246 as of March 31, 2001 and December 31, 2000, respectively)	63,210	61,394
Deferred acquisition costs	162,671	330,876
Other assets	97,801	165,018
Total assets	$246,240,551	$218,187,913
	=========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Consolidated Balance Sheets

(continued)

March 31, 2001 and December 31, 2000
(unaudited)

Liabilities and Stockholders' Equity
	March 31,	December 31,
	2001	2000
Liabilities:
Accounts payable	$312,817	$80,230
Accrued offering costs due to affiliates	114,154	227,589
Accrued offering costs due to non-affiliates	486,602	54,548
Accrued interest payable to non-affiliates	616,343	629,208
Accrued real estate taxes payable	640,288	--
Distributions payable	1,006,493	848,217
Security deposits	374,223	313,925
Mortgages payable	113,737,513	108,399,911
Unearned income	437,456	359,618
Other liabilities	2,832,739	1,323,098
Due to affiliates	229,523	169,933

Total liabilities	120,788,151	112,406,277

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, shares 100,000,000 authorized, 15,278,945 and 12,895,770 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	152,789	128,957
Additional paid-in capital (net of costs of
Offering of $19,650,873 and $16,521,606 at March 31,2001 and December 31, 1999, respectively, of which $13,781,672 and $11,694,232 was paid or accrued to affiliates, respectively)	132,164,023	111,504,380
Accumulated distributions in excess of net income	(7,312,847)	(5,783,805)
Accumulated other comprehensive income (loss)	446,435	(69,896)

Total stockholders' equity	125,450,400	105,779,636

Commitments and contingencies

Total liabilities and stockholders' equity	$246,240,551	$218,187,913
	===========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2001 and 2000
(unaudited)

	March 31,	March 31,
	2001	2000

Income:
Rental income	$5,146,701	$3,475,191
Additional rental income	1,404,921	1,335,078
Interest and dividend income	373,426	200,950
Other income	3,187	3,599
Gain on sale of investment securities	13,911	--

	6,942,146	5,014,818
Expenses:
Professional services to non-affiliates	52,811	80,725
General and administrative expenses to affiliates	99,425	60,483
General and administrative expenses to non-affiliates	63,514	47,176
Property operating expenses to affiliates	330,074	199,455
Property operating expenses to non-affiliates	1,415,458	1,462,511
Mortgage interest to non-affiliates	2,126,819	1,766,153
Acquisition costs expense to affiliates	22,989	--
Acquisition costs expense to non-affiliates	14,591	3,877
Depreciation	1,510,938	906,081
Amortization	63,308	20,024

	5,699,927	4,546,485
Net income	$1,242,219	$468,333

Other comprehensive income: Unrealized gain on investment securities	516,331	--

Comprehensive income	$1,758,550	468,333
	============	==========
Net income per weighted average common share, basic and diluted	$.09	$.08
	============	==========

Weighted average number of common shares outstanding, basic and diluted	14,047,894	6,174,848
	============	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2001
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$ 105,779,636

Net income	--	--	--	1,242,219	--	1,242,219
Unrealized gain on investment securities					516,331	516,331
Distributions declared ($.20 per weighted average number of common shares outstanding)	--	--	--	(2,771,261)	--	(2,771,261)
Proceeds from Offering including DRP (net of Offering costs of $3,129,267)	2,412,803	24,128	20,928,430	--	--	20,952,558
Retired stock	(29,628)	(296)	(268,787)	--	--	(269,083)
Balance at March 31, 2001	15,278,945	$ 152,789	$ 132,164,023	$ (7,312,847)	$ 446,435	$ 125,450,400
	=========	=========	=========	============	============	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(unaudited)
	March 31,	March 31,
	2001	2000
Cash flows from operating activities:
Net income	$1,242,219	$468,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,510,938	906,081
Amortization	63,308	20,024
Principal escrow	--	31,632
Gain on sale of investment stock	(13,911)	--
Rental income under master lease	90,861	99,658
Straight line rental income	(135,528)	(81,292)
Changes in assets and liabilities:
Accounts and rents receivable	766,926	(315,510)
Other assets	67,217	(274,719)
Real estate tax and insurance escrows	(97,330)	(59,747)
Deferred acquisition costs	168,205	--
Accrued interest payable to non-affiliates	(12,865)	71,440
Real estate tax payable	640,288	381,539
Accounts payable	232,587	232,608
Unearned income	77,838	150,886
Other liabilities	(118,365)	(120,790)
Security deposits	60,298	52,571
Due to affiliates	59,590	666,985
Net cash provided by operating activities	4,602,276	2,229,699

Cash flows from investing activities:
Restricted cash	72,745	192,308
Purchase of investment securities, net of margin account of $1,628,015	(1,544,596)	--
Proceeds from sale of investment securities	136,219	--
Purchase of investment properties	(35,441,667)	(8,540,755)
Additions to investment properties	(189,250)	(30,622)
Leasing fees	(7,000)	4,500
Net cash used in investing activities	(36,973,549)	(8,374,569)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2001 and 2000
(unaudited)

	March 31,	March 31,
	2001	2000
Cash flows from financing activities:
Proceeds from offering	$24,081,825	$13,826,235
Repurchase of Shares	(269,083)	--
Payment of offering costs	(2,810,648)	(3,062,439)
Proceeds from issuance of debt	5,400,000	--
Principal payments of debt	(62,398)	(3,317,713)
Loan fees	(411,687)	(10,002)
Distributions paid	(2,612,985)	(1,064,064)
Net cash provided by financing activities	23,315,024	6,372,017

Net increase (decrease) in cash and cash equivalents	(9,056,249)	227,147

Cash and cash equivalents at January 1,	24,664,511	14,869,164

Cash and cash equivalents at March 31,	$15,608,262	$15,096,311
	=========	=========

Supplemental schedule of noncash investing and financing activities:

Distributions payable	$1,006,423	$418,582
	=========	=========

Cash paid for interest	$2,139,684	$1,694,713
	=========	=========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

March 31, 2001

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's 2000 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). As of January 31, 2001, the Company had received subscriptions for a total of 13,707,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering"). As of March 31, 2001, the Company has received subscriptions for a total of 1,318,162 Shares in the Subsequent Offering. In addition, the Company has issued 340,280 Shares pursuant to the Company's DRP. As of March 31, 2001, the Company has repurchased a total of 86,846 Shares through the Company's Share Repurchase Program for $785,952.

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

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of", requires the Company to record an impairment loss on its property held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of the property. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of March 31, 2001, the Company does not believe any such impairment of its properties exists.

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

The carrying amount of mortgage receivable, cash and cash equivalents, restricted cash, accounts and rents receivable, investments in securities, real estate tax and insurance escrows, deposits, other assets, accounts payable and other liabilities, accrued offering costs to affiliates and non-affiliates, accrued interest payable to non-affiliates, accrued real estate taxes payable, distributions payable, other liabilities and due to affiliates approximate fair value because of the relatively short maturity of these instruments.

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

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 200l and December 31, 2000 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of March 31, 2001 and December 31, 2000, the Company has recorded a payable of $1,980,382 and $352,376, respectively for securities purchased on margin.

The Company adopted FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the Balance Sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The company does not have any material hedging instruments.

(2) Basis of Presentation

The accompanying Consolidated Balance Sheets includes the accounts of the Company, as well as the accounts of the operating partnership, in which the Company has an approximately 99% controlling general partner interest. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying Consolidated Balance Sheets. The effect of all significant intercompany transactions have been eliminated.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

(3) Transactions with Affiliates

As of March 31, 2001 and December 31, 2000, the Company had incurred $19,650,872 and $16,521,606 of offering costs, respectively, of which $13,781,672 and $11,694,232 was paid to affiliates. Pursuant to the terms of the offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 2001 and December 31, 2000 Offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $13,781,673 and $6,907,685 as of March 31, 2001 and December 31, 2000 respectively, of which $114,154 and $227,589 was unpaid at March 31, 2001 and December 31, 2000, respectively.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates and acquisition costs. During the periods ended March 31, 2001 and 2000 the Company incurred $122,414 and $60,483, respectively of these costs, of which $229,523 and $169,933 remained unpaid as March 31, 2001 and December 31, 2000, respectively

An affiliate of the Advisor provides loan servicing to the Company for a monthly fee. Such fees totaled $8,700 and $11,055 in the periods ended March 31, 2001 and 2000, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company uses the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the quarter March 31, 2001 and 2000, no such fees were incurred.

The Advisor may receive an annual Advisor Asset Management Fee of not more than 1% of the Average Invested Assets, paid quarterly. For any year in which the Company qualifies as a REIT, the Advisor must reimburse the Company: (i) to the extent that the Advisor Asset Management Fee plus other operating expenses paid during the previous calendar year exceed 2% of the Company's average invested assets for the calendar year or 25% of the Company's Net Income for that calendar year; and (ii) to the extent that stockholders have not received an annual distribution equal to or greater than the 7% Current Return. For the three months ended March 31, 2001 and 2000, no such fees were accrued or paid.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $330,074 and $199,455 for the three months ended March 31, 2001 and 2000, respectively.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options granted for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the offering or February 11, 2001. As of March 31, 2001 and December 31, 2000, options to acquire 10,500 Shares had been issued.

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of March 31, 2001, soliciting dealer warrants to acquire 599,811 Shares have been issued. These warrants have nominal value and none had been exercised at March 31, 2001 and December 31, 2000.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their costs upon receipt of proceeds from the Offering.

		Initial Costs (A)			Gross amount at which Carried at March 31, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired
Multi-Tenant Retail
Lake Walden Square Plant City, FL	9,913,653	3,006,662	11,549,586	41,421	3,006,662	11,591,007	14,597,669	897,856	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	12,812	992,225	4,762,630	5,754,855	351,986	1993	06/99
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(80,159)	3,293,792	6,270,676	9,564,468	429,064	1998	07/99
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(5,040)	8,698,355	21,798,330	30,496,685	1,317,259	1998	07/99
Lake Olympia Square (C) Ocoee, FL	5,738,423	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	433,814	1995	09/99
Bridgewater Marketplace Orlando, FL	2,987,500	783,492	5,221,618	(62,781)	783,492	5,158,837	5,942,329	291,805	1998	09/99
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	4,071	6,098,178	18,312,342	24,410,520	976,553	1995	09/99
Countryside Naples, FL	6,720,000	1,117,428	7,478,173	9,570	1,117,428	7,487,743	8,605,171	402,248	1997	10/99
Casselberry Commons Naples, FL	8,703,000	6,702,658	11,191,912	(87,277)	6,702,658	11,104,635	17,807,293	583,175	1973/ 1998	12/99
Conway Plaza Orlando, FL	5,000,000	2,215,325	6,332,434	148,574	2,215,325	6,481,008	8,696,333	303,959	1985/ 1999	02/00
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(120,630)	4,805,830	29,405,675	34,211,505	840,340	1997/ 2000	05/00
Gateway Marketplace St. Petersburg, FL	15,637,500	6,351,848	14,576,808	19,531	6,351,848	14,596,339	20,948,187	345,093	1997/ 2000	07/00
Columbia Promenade Kissimmee, FL	5,400,000	1,483,736	5,929,323	(700)	1,483,736	5,928,623	7,412,359	40,719	2000	01/01
Kmart Macon, GA	--	1,173,426	7,860,904	--	1,173,426	7,860,904	9,034,330	55,194	2000	02/01

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at March 31, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired

Lowes Warner Robbins, GA	--	2,450,999	6,983,898	--	2,450,999	6,983,898	9,434,897	48,705	2000	02/01
West Oaks Ocoee, FL	--	3,837,455	5,756,151	--	3,837,455	5,756,151	9,593,606	--	2000	03/01
DEVELOPMENT PARCELS
Acworth Avenue Retail Shopping Center Acworth, GA.	--	959,257	--	78,964	959,257	78,964	1,038,221	--		12/00

Subtotals	113,737,513	56,538,137	170,925,889	(61,882)	56,533,137	170,869,007	227,402,144	7,317,770
	=========	=========	=========	=========	=========	=========
Furniture and Equipment							13,005	4,239
Total							227,415,149	7,322,009
							=========	=========

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

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

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $628,522 as of March 31, 2001 and $537,661 as of December 31, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include an increase of $135,528 and 81,292 for the three months ended March 31, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $763,825 and $628,286 in the related accounts and rents receivable as of March 31, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2001	$21,856,637
2002	21,753,045
2003	20,924,410
2004	19,418,373
2005	18,129,179
Thereafter	147,174,564

Total	$249,256,208
==========

Remaining lease terms range from one year to fifty-five years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the property. Such amounts are included in additional rental income.

(7) Mortgages Payable

Mortgages payable consist of the following at March 31, 2001:
Property as Collateral	Current Interest Rate	Maturity Date	Monthly Payments	Balance at March 31, 2001	Balance at December 31, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 9,913,653	$ 9,941,942
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	7.21%	03/2006	(b)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,738,423	5,772,532
Bridgewater Marketplace	7.01%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	7.75%	09/2004	(b)	13,475,000	13,475,000
Countryside Shopping Center	7.01%	05/2001	(c)	6,720,000	6,720,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	6.93%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill Square	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Marketplace*	7.18%	08/2001	(c)	5,212,500	5,212,500
Gateway Marketplace	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	7.18%	02/2002	(c)	1,800,000	--
Columbia Promenade	7.61%	02/2006	(b)	3,600,000	--

				$ 113,737,513	$ 108,399,911
				==========	===========

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

(a) Payments include principal and interest at a fixed rate.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

* Certain of the mortgages payable are subject to guarantees, in which the Company has guaranteed all or a portion of the payment on these notes to the lender.

In addition, the Company has secured an acquisition line of credit in the amount of $14,000,000. Funds are available to be drawn through the maturity date of March 27, 2002 and will carry interest at the rate of 1.75% over LIBOR. As of March 31, 2001 the Company had received no advances on the line.

All of these mortgages are serviced by an affiliate of the Advisor on behalf of the Company. The affiliate receives servicing fees at a market rate for such services.

(8)  Mortgage Receivable

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

The property revenues and net property operations of the reportable segments are summarized in the following tables for the three month periods ended March 31, 2001 and 2000, along with a reconciliation to net income. Property asset information is as of March 31, 2001 and December 31, 2000.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

	2001	2000

Total property revenues	$6,551,622	$4,810,269
Total property operating expenses	1,745,532	1,661,966
Mortgage interest	2,126,819	1,766,153

Net property operations	2,679,271	1,382,150

Interest and dividend income	373,426	200,950
Other income	3,187	3,599
Gain on sale of investment securities	13,911	--
Less non property expenses:
Professional services	52,811	80,725
General and administrative	162,939	107,659
Acquisition costs expensed	37,580	3,877
Depreciation and amortization	1,574,247	926,105

Net income	$1,242,219	$468,333

Total Assets
Investment properties	$220,093,140	$186,064,022
Non-segment assets	26,147,411	32,123,891
	$246,240,551	$218,187,913
	==========	==========

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

As of March 31, 2001, warrants to purchase 599,811 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average number of common shares outstanding were 14,047,894 and 6,174,848 for the periods ended March 31, 2001 and 2000, respectively.

Notes to Consolidated Financial Statements

(Continued)

March 31, 2001

(unaudited)

(11) Commitment and Contingencies

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

The Company is not subject to any material pending legal proceeding.

(12) Subsequent Events

The Company paid distributions of $1,006,493 and $1,105,186 to its stockholders in April and May, 2001, respectively.

On April 27, 2001, the Company purchased three existing retail properties from an unaffiliated party for approximately $9,742,000, by paying the entire purchase price in cash. The properties are expected to be financed in the future. The entire fee simple interest in each property is owned by a separate, wholly owned Delaware limited liability company. The properties are located in Chattanooga, Tennessee, Daytona Beach, Florida and Fredericksburg, Virginia and contain approximately 26,040, 26,194 and 26,067 gross leasable square feet, respectively. PETsMART occupies 100% of the gross leasable area of each of the properties.

The Company issued 2,384,340 Shares of Common Stock from March 31, 2001 through May 8, 2001, resulting in a total of 17,663,285 Shares of Common Stock outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the three month period ended March 31, 2001 to the corresponding period ended March 31, 2001 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the geographical area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failure to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor. The abbreviations defined in the Notes to Consolidated Financial Statements are used in this Item 2.

Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Initial Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the Company's distribution reinvestment program ("DRP"). Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of March 31, 2001 and December 31, 2000, subscriptions for a total of 15,025,511 and 12,680,875 Shares, respectively, had been received from the public, which include 20,000 Shares issued to the Advisor. In addition, the Company has distributed 340,280 and 253,680 Shares, respectively, pursuant to the Company's DRP as of March 31, 2001 and December 31, 2000. As of March 31, 2001 the Company has repurchased 86,846 common Shares and has sold soliciting dealers warrants to acquire 599,811 Shares. As a result of such sales repurchases, the Company has received a net total of 151,967,685 of Gross Offering Proceeds as of March 31, 2001. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds. As of March 31, 2001 and December 31, 2000, organizational and offering costs totaling $19,650,873 and $16,521,606, respectively, did not exceed these limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

The Company will provide the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The DRP will allow Stockholders who purchase Shares pursuant to the Offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share.

The share repurchase program will, subject to certain restrictions, provide existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at the following prices:

  $9.05 per Share during the Offering period;

  $9.25 per Share during the 12 months following the end of the Offering period;

  $9.50 per Share during the next 12 months;

  $9.75 per Share during the next 12 months; and

  Thereafter, at the greater of: (i) $10 per Share; or (ii) a price equal to 10 times our "funds available for distribution" per weighted average Share outstanding for the prior calendar year.

Shares purchased by the Company will not be available for resale. As of March 31, 2001, 86,846 Shares had been repurchased at the cost of $785,952.

Cash Flows From Operating Activities

Net cash generated by operating activities of $4,602,267 for the three months ended March 31, 2001 is due primarily to the operations of twelve properties owned at the beginning of the quarter plus three properties purchased during the quarter. The Company also purchased one additional property late in the quarter, but this property had no effect on operating activities in 2001. The operations of seven properties owned for the quarter ended March 31, 2000 plus one property purchased during the quarter resulted in $2,229,699 of net cash provided by operating activities.

Cash Flows From Investing Activities

Cash flows used in investing activities were utilized primarily for the purchase of four properties in the three month period ended March 31, 2001 and one property purchased in the three months ended March 31, 2000. The company also spent $189,250 for additions to investment properties, which includes approximately $79,000 for the development of the Acworth parcel and approximately $75,000 for roof replacement on Conway Plaza property. The Company incurred costs of $30,622 for additions to investment properties in the three months ended March 2000.

The Company's investment in securities at March 31, 2001 and December 31, 2001 consists principally of preferred stock investments in various real estate investment trusts and are classified as available-for -sale securities and are recorded at fair value. The Company purchased investment securities in the first quarter of 2001 in the amount of $3,172,603 using its margin account of $1,628,015.

Cash Flows From Financing Activities

For the three months ended March 31, 2001 and 2000, the Company generated $23,315,024 and $6,372,017, respectively, of cash flows from financing activities. This was due primarily to proceeds of $25,918,694 and $13,826,235 raised from the sale of Shares for the three months ended March 31, 2001 and 2000, respectively. The Company's cash flow from financing activities was partially offset by the cash used to pay costs associated with selling Shares for the three months ended March 31, 2001 and 2000, the Company paid offering costs totaling $4,130,648 and $3,062,439, respectively. The Company obtained debt totaling $5,400,000 in the three months ended March 31, 2001. In addition, for the three months ended March 31, 2001 and 2000, the Company paid dividends of $2,612,985 and $1,064,064, respectively

Results of Operations

Since inception, the Company has incurred a total costs of $19,650,873 and $16,521,606 incurred to the offerings, of which $600,756 and $1,282,137 remained unpaid through March 31, 2001 and December 31, 2000, respectively.

Rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from the nine properties acquired during 1999 and three additional properties acquired in 2000.

Sports Authority, a tenant in one of the Company's properties has also undergone a restructuring and has closed some of its unprofitable stores. However, it is the Company's understanding that there are no current plans to close the store which occupies space in our property. Store closings do not relieve tenants of their obligations under existing leases.

In 2000 two other tenants, Service Merchandise and Carmike Cinema each occupy one space in Company properties, filed for bankruptcy protection under federal law. These tenants have the right under bankruptcy laws to terminate their leases with us, but these tenants have neither assumed nor rejected their leases with the Company. The Service Merchandise store is based on a smaller, newer format which Service Merchandise has indicated it intends to continue to operate. The tenant has been paying rent on a consistent basis. At closing, a master lease was established with the Seller escrowing funds to assure rent and reimbursements for two years, as well as payment of estimated tenant improvements and leasing commissions. The Company's Carmike Cinema space has no other local competition. Representatives of Carmike have approached the Company to discuss a possible reduction in rental rates, however there is no current indication that they intend to reject the lease and close their operations at that property.

Hit or Miss, a women's discount clothing store had signed a lease for 8,000 square feet at one of the Company's properties. However, prior to occupancy and paying rent, Hit or Miss filed for bankruptcy protection and rejected the lease. The Company is actively pursuing other tenants for this space.

In the three months ended March 31, 2001 two tenants occupying 10,725 and 4,800 square feet in different properties of the Company have filed for bankruptcy protection under federal law. These tenants have the right under bankruptcy laws to terminate their leases with us, but these tenants have neither assumed nor rejected their leases with the Company.

In 2000, the Company purchased two properties in Florida with environmental concerns. Based on research conducted by the Company, the potential availability of state funds for cleanup purposes and private insurance coverage purchased by the Company, the Company believes it is adequately protected against losses related to these matters.

Funds from Operations

One of the Company's objectives is to provide cash distributions to its stockholders from cash generated by the Company's operations. Cash generated from operations is not equivalent to the Company's net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of properties plus depreciation on real property and amortization and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. The Company has adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing the performance and operations of the Company to those of other REITs. The calculation of FFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the Company's presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. FFO and funds available for distribution are calculated as follows:
	Three months ended March 31,
	2001	2000

Net income	$ 1,242,219	$ 468,333
Depreciation	1,510,938	906,081

Funds from operations (1)	2,753,157	1,374,414

Principal amortization of debt	(62,398)	(57,633)
Straight-line rent receivable (2)	(135,528)	(81,292)
Income received under master lease
agreements and principal escrow (4)	90,861	131,290
Acquisition costs expenses (3)	37,580	3,877

Funds available for distribution	$ 2,683,672	$ 1,370,656
	=========	=========

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

  (4) As part of several purchases, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase for periods ranging from one to two years from the date of the purchase or until the spaces are leased. In addition, the Company received payments from other escrow arrangements. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income .

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2001 and 2000. N/A indicates the property was not owned by the Company at the end of the quarter.

	2001				2000
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)

Lake Walden Square Plant City, FL	95				94	84	95	95
Merchants Square Zephyrhills, FL	100				100	100	100	100
Town Center Commons Kennesaw, GA	93				93*	93*	93*	93
Boynton Commons Boynton Beach, FL	96				97*	96*	96*	96*
Lake Olympia Square Ocoee, FL	96				100	95	95	95
Bridgewater Marketplace Orlando, FL	98				97*	98*	98*	98
Bartow Marketplace Cartersville, GA	100				100	100	100	100
Countryside Naples, Fl	97				98	98	97	97
Casselberry Commons Casselberry, FL	95				97*	95*	95*	95*
Conway Plaza Orlando, Fl	97				97*	97*	97*	97*
Pleasant Hill Duluth, GA	96				N/A	92*	94*	94*
Gateway Marketplace St. Petersburg, Fl	98				N/A	N/A	98	98
Columbia Promenade Kissimmee, FL	99				N/A	N/A	N/A	N/A
K-Mart Macon, GA	100				N/A	N/A	N/A	N/A
Lowe's Home Improvement Center Warner Robins, GA	100				N/A	N/A	N/A	N/A
West Oaks Town Center Ocee, FL	91				N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which results in economic occupancy ranging from 99% to 100% at March 31, 2001 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

Subsequent Events

The Company paid distributions of $1,006,493 and $1,105,186 to its stockholders in April and May, 2001, respectively.

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

The following table shows the debt maturing during the next five years and the weighted average interest rate as of March 31, 2001 related to that debt.
	2001	2002	2003	2004	2005

Maturing debt:
Fixed rate debt	$ 257,199	$278,462	$303,957	$13,801,418	27,898,414
Variable rate debt	11,932,500	1,800,000	--	--	5,000,000

Average interest rate on outstanding debt:
Fixed rate debt	7.84%	7.84%	7.84%	7.78%	7.47%
Variable rate debt	6.96%	7.18%	--	--	6.93%

The fair value of the Company's debt approximates its carrying amount.

Approximately $21,720,000 or 19% of the Company's mortgages payable at March 31, 2001, have variable interest rates averaging 7.0%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Investment in securities at March 31, 200l and December 31, 2000 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

The Company registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the offering on a best efforts basis of 50,000,000 Shares at $10.00 per Share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share. The Initial Offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 the Company began a Subsequent Offering (SEC File Number 333-64391) with the under substantially similar conditions as the Initial Offering

As of January 31, 2001, the Company has sold the following securities for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,948;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301,
*		for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds as of January 31, 2001.

The above-stated number of Shares sold and the gross offering proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Offering. As of January 31, 2001, 546,972 Soliciting Dealer Warrants had been earned, all of which have been issued; and the $436 of gross proceeds received for their issuance is not included in the above $138,584,985 of gross offering proceeds.

From the February 11, 1999 effective date of the Initial Offering through January 31, 2001 (the "Cumulative Period"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	880,476	A
Other expenses paid to non-affiliates	5,078,269	A
Total expenses	$17,546,769

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Total expenses of $17,546,769 all of which were paid at March 31, 2001. The net offering proceeds to the Company for the Cumulative Period, after deducting the total expenses paid described in the above table, are $121,038,216.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 89,954,569	A
Acquisition of other businesses	--	A
Repayment of indebtedness	27,729,755	A
Working capital (currently)	3,353,892	E
Temporary investments (currently)	--	A
Other uses	--	A

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

       None

 (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

Report on Form 8-K dated February 28, 2001

  Item 2. Acquisition or Disposition of Assets

  Item 5. Other Events

  Item 7. Financial Statements and Exhibits

Report on From 8-K/A dated April 30, 2001

  Item 7. Financial Statements and Exhibit. The following statements were filed pursuant to this report:

    Inland Retail Real Estate Trust, Inc:

      Independent Auditor's Report

      Consolidated Financial Statements at and for the years ended December 31m 2000 and 1999

      Pro Forma Consolidated Balance Sheet (unaudited) at December 31, 2000

      Notes to Pro Forma Consolidated Balance Sheet (unaudited) for the year ended December 31, 2000

      Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2000

      Notes for Pro Forma Consolidated Statement of Operations (unaudited) for the year ended

        December 31, 2000

    Columbia Promenade:

      Independent Auditor's Report

      Historical Summary of Gross Income and Direct Operating Expenses for the period from

        October 5, 2000 (commence of operations) to December 31, 2000

      Notes to Historical Summary of Gross Income and Direct Operating Expenses for the period from

        October 5, 2000 (commence of operations) to December 31, 2000

    West Oaks Town Center:

      Independent Auditor's Report

      Historical Summary of Gross Income and Direct Operating Expenses for the period from

        October 1, 2000 (commence of operations) to December 31, 2000

      Notes to Historical Summary of Gross Income and Direct Operating Expenses for the period from

        October 1, 2000 (commence of operations) to December 31, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: May 14, 2001

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: May 14, 2001