Form 10-Q
period 2001-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2001-08-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 2001, there were 22,615,796 Shares of Common Stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX

		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholder's Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	28

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a) Exhibits	33
	(b) Reports on From 8-K	33

	Signatures	34

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2001 and December 31, 2000
(unaudited)

Assets

	June 30,	December 31,
	2001	2000
Investment properties:
Land	$71,836,847	$46,628,264
Land held for development	959,257	957,802
Construction in progress	653,563	--
Building and site improvements	219,259,741	144,289,027
	292,709,408	191,875,093
Less accumulated depreciation	(9,341,833)	(5,811,071)
Net investment properties	283,367,575	186,064,022

Mortgage receivable	1,100,000	1,100,000
Cash and cash equivalents	17,861,017	24,664,511
Restricted cash	1,008,025	864,271
Investment in securities	5,500,393	1,537,467
Accounts and rents receivable, (net of allowance of $356,058 and $273,581 as of June 30, 2001 and December 31, 2000, respectively)	2,489,783	2,747,257
Real estate tax and insurance escrow deposits	497,407	134,167
Loan fees (net of accumulated amortization of $243,191 and $177,194 as of June 30, 2001 and December 31, 2000, respectively)	1,065,515	518,930
Leasing fees (net of accumulated amortization of $31,430 and $17,246 as of June 30, 2001 and December 31, 2000, respectively)	65,641	61,394
Deferred acquisition costs	162,433	330,876
Other assets	99,740	165,018
Total assets	$313,217,529	$218,187,913
	=========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Stockholders' Equity

	June 30,	December 31,
	2001	2000
Liabilities:
Accounts payable	$409,325	$80,230
Accrued offering costs due to affiliates	311,205	227,589
Accrued offering costs due to non-affiliates	183,103	54,548
Accrued interest payable to non-affiliates	592,617	629,208
Accrued real estate taxes payable	1,425,729	--
Distributions payable	1,279,484	848,217
Security deposits	420,747	313,925
Mortgages payable	137,553,865	108,399,911
Unearned income	202,341	359,618
Other liabilities	3,979,602	1,323,098
Due to affiliates	83,944	169,933

Total liabilities	146,441,962	112,406,277

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, shares 100,000,000 authorized, 20,177,672 and 12,895,770 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	201,776	128,957
Additional paid-in capital (net of costs of offerings of $23,996,440 and $16,521,606 at June 30, 2001 and December 31, 2000, respectively, of which $17,607,755 and $11,694,232 was paid or accrued to affiliates, respectively	175,981,889	111,504,380
Accumulated distributions in excess of net income	(9,033,086)	(5,783,805)
Accumulated other comprehensive income (loss)	(377,012)	(69,896)

Total stockholders' equity	166,773,567	105,779,636

Commitments and contingencies

Total liabilities and stockholders' equity	$313,217,529	$218,187,913
	=============	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2001 and 2000
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Income:
Rental income	$6,475,001	$3,783,503	$11,621,702	$7,258,694
Additional rental income	1,306,466	567,468	2,711,387	1,902,846
Interest and dividend income	490,377	146,873	863,803	347,823
Other income	18,300	14,035	21,487	17,334
Gain on sale of investment securities	173,646	--	187,557	--

	8,463,790	4,511,879	15,405,936	9,526,697
Expenses:
Professional services to non- affiliates	142,949	52,030	195,760	132,755
General and administrative expenses to affiliates	100,566	48,535	199,991	109,018
General and administrative expenses to non-affiliates	32,036	26,244	95,550	73,420
Advisor asset management fee	--	60,000	--	60,000
Property operating expenses to affiliates	361,491	205,147	691,565	404,602
Property operating expenses to non-affiliates	1,590,180	942,722	3,005,638	2,405,233
Mortgage interest to non- affiliates	2,220,934	1,890,008	4,347,753	3,656,161
Acquisition expenses to affiliates	--	--	22,989	--
Acquisition expenses to non-affiliates	38,397	30,715	52,988	34,592
Depreciation	2,019,824	1,113,887	3,530,762	2,019,968
Amortization	69,146	50,324	132,454	70,348
	6,575,523	4,419,612	12,275,450	8,966,097
Net income	$1,888,267	$92,267	$3,130,486	$560,600
Other comprehensive income: Unrealized loss on investment securities	(8 23,447)	--	(307,116)	--
Comprehensive income	$1,064,820	$92,267	$2,823,370	$560,600
	===========	==========	==========	==========
Net income per common share, basic and diluted	.10	.01	.19	.08

Weighted average number of common shares outstanding, basic and diluted	18,084,453	7,450,489	16,066,173	6,812,669
	===========	==========	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2001

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$ 105,779,636

Net income	--	--	--	3,130,486	--	3,130,486
Unrealized gain on investment securities, net					(307,116)	(307,116)
Distributions declared ($.40 per weighted average number of common shares outstanding)	--	--	--	(6,379,767)	--	(6,379,767)
Proceeds from offerings including DRP (net of offerings costs of $7,474,834)	7,316,800	73,168	64,795,312	--	--	64,868,480
Retired stock	(34,898)	(349)	(317,803)	--	--	(318,152)
Balance at June 30, 2001	20,177,672	$ 201,776	$ 175,981,889	$ (9,033,086)	$ (377,012)	$ 166,773,567
	=========	=========	===========	=============	============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000
Cash flows from operating activities:
Net income	$3,130,486	$560,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,530,762	2,019,968
Amortization	132,454	70,348
Interest escrow	--	53,085
Rental income under master lease	168,508	163,333
Gain on sale of investment securities	(187,557)	--
Straight-line rental income	(275,445)	(189,434)
Changes in assets and liabilities:
Accounts and rents receivable	532,919	(336,696)
Other assets	65,278	(409,834)
Real estate tax and insurance escrows	(363,240)	(138,118)
Deferred acquisition costs	168,443	--
Accrued interest payable to non-affiliates	(36,591)	162,958
Real estate tax payable	1,425,729	937,663
Accounts payable	329,095	98,048
Unearned income	(157,277)	123,499
Other liabilities	83,299	68,987
Security deposits	106,822	71,524
Due to affiliates	(85,989)	731,138
Net cash provided by operating activities	8,567,696	3,987,069

Cash flows from investing activities:
Restricted cash	(143,754)	(40,578)
Purchase of investment securities, net of margin account of 2,573,206	(3,134,645)	--
Proceeds from sale of investment securities	1,625,366	--
Purchase of investment properties	(99,981,776)	(42,852,301)
Additions to investment properties	(1,021,047)	(74,101)
Leasing fees	(13,626)	4,500
Net cash used in investing activities	(102,669,482)	(42,962,480)

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000
(unaudited)

	2001	2000

Cash flows from financing activities:
Proceeds from offerings	$72,343,314	$27,815,239
Repurchase of shares	(318,152)	(43,056)
Payment of offering costs	(7,262,663)	(4,831,279)
Proceeds from debt financing	36,000,000	22,120,000
Principal payments of debt	(6,846,046)	(7,189,753)
Loan fees	(669,661)	(256,100)
Distributions paid	(5,948,500)	(2,397,488)
Net cash provided by financing activities	87,298,292	35,217,563

Net decrease in cash and cash equivalents	(6,803,494)	(3,757,848)

Cash and cash equivalents at January 1	24,664,511	14,869,164

Cash and cash equivalents at June 30	$17,861,017	$11,111,316
	===========	==========

Supplemental schedule of noncash investing and financing activities:

	2001	2000

Distributions payable	$ 1,279,484	$493,641
	===========	===========

Cash paid for interest	$ 4,403,918	$3,430,213
	===========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2001
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

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,707,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering"). As of June 30, 2001, the Company has received subscriptions for a total of 6,117,900 Shares in the Subsequent Offering. In addition, the Company has issued 446,106 Shares pursuant to the Company's DRP. The Initial offering and the subsequent offering are collectively referred to as the "offerings". As of June 30, 2001, the Company has repurchased a total of 93,683 Shares through the Company's Share Repurchase Program for $850,153.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of" requires the Company to record an impairment loss on its property held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of the property. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of June 30, 2001, the Company does not believe any such impairment of its properties exists.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at June 30, 200l and December 31, 2000 consist principally of equity investments in various real estate investment trusts and energy related trusts, and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of June 30, 2001 and December 31, 2000, the Company has recorded a payable of $2,872,625 and $352,376, respectively, for securities purchased on margin. During the six months ended June 30, 2001, the Company recognized $187,557 of gain on sale of investment securities. Of those investment securities held on December 31, 2000, the Company had previously recognized comprehensive unrealized losses of approximately $63,000.

The Company adopted FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be reported in the Consolidated Balance Sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not have any material hedging instruments.

(2) Basis of Presentation

The accompanying Consolidated Balance Sheets include the accounts of the Company, as well as the accounts of the operating partnership, in which the Company has an approximately 99% controlling general partner interest. The accounts of the operating partnership include consolidated information for its wholly owned subsidiaries for which separate financial date is maintained. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying Consolidated Balance Sheets. The effect of all significant intercompany transactions have been eliminated.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(3) Transactions with Affiliates

As of June 30, 2001 and December 31, 2000, the Company had incurred $23,996,440 and $16,521,606 of offering costs, respectively, of which $17,607,755 and $11,694,232 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the respective offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 2001 and December 31, 2000 Offerings costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the subsequent offering. Any excess amounts at the completion of the subsequent offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $17,607,755 and $11,94,232 as of June 30, 2001 and December 31, 2000 respectively, of which $311,205 and $227,589 was unpaid at June 30, 2001 and December 31, 2000, respectively.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates and acquisition costs. During the periods ended June 30, 2001 and 2000 the Company incurred $199,991 and $109,018 respectively of these costs, of which $83,944 and $169,933 remained unpaid as June 30, 2001 and December 31, 2000, respectively

An affiliate of the Advisor provides loan servicing to the Company for a monthly fee. Such fees totaled $26,572 and $21,957 in the periods ended June 30, 2001 and 2000, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company uses the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the six months ended June 30, 2001, $65,750 was incurred and paid and no such fee was incurred or paid during the six months ended June 30, 2000.

The Company will pay an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value means the total book value of our assets invested in equity interests and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less any mortgages payable on such assets. The Company will compute its net asset value by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee. The fee will be payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any:

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets means the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves for depreciation, amortization or bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the six months ended June 30, 2001 no such fees were accrued or will ever be accrued, and for the six months ended June 30, 2000, $60,000 were accrued and paid.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $664,994 and $404,602 for the six months ended June 30, 2001 and 2000, respectively.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options granted for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the offering or February 11, 2001. As of June 30, 2001 and December 31, 2000, options to acquire 12,000 and 10,500 Shares, respectively had been issued and are outstanding.

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the offering, subject to state and Federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of June 30, 2001, soliciting dealer warrants to acquire 791,688 Shares have been issued. These warrants have nominal value and none had been exercised at June 30, 2001 and December 31, 2000.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their cost upon receipt of proceeds from the initial Offering.

		Initial Costs (A)			Gross amount at which Carried at June 30, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired
Multi-Tenant Retail
Lake Walden Square Plant City, FL	9,884,822	3,006,662	11,549,586	191,828	3,006,662	11,741,414	14,748,076	1,018,555	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	12,812	992,225	4,762,630	5,754,855	400,219	1993	06/99
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(70,940)	3,293,792	6,279,895	9,573,687	489,659	1998	07/99
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(5,040)	8,698,355	21,798,330	30,496,685	1,518,594	1998	07/99
Lake Olympia Square (C) Ocoee, FL	5,703,606	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	504,882	1995	09/99
Bridgewater Marketplace Orlando, FL	2,987,500	783,492	5,221,618	(62,781)	783,492	5,158,837	5,942,329	337,330	1998	09/99
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	4,071	6,098,178	18,312,342	24,410,520	1,139,326	1995	09/99
Countryside Naples, FL	4,300,000	1,117,428	7,478,173	9,570	1,117,428	7,487,743	8,605,171	473,250	1997	10/99
Casselberry Commons Naples, FL	8,703,000	6,702,658	11,191,912	(98,689)	6,702,658	11,093,223	17,795,881	703,711	1973/ 1998	12/99
Conway Plaza Orlando, FL	5,000,000	2,215,325	6,332,434	233,601	2,215,325	6,566,035	8,781,360	371,311	1985/ 1999	02/00
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(140,299)	4,805,830	29,386,006	34,191,836	1,257,464	1997/ 2000	05/00
Gateway Marketplace St. Petersburg, FL	15,637,500	6,351,848	14,576,808	19,531	6,351,848	14,596,339	20,948,187	474,561	1997/ 2000	07/00
Columbia Promenade Kissimmee, FL	5,400,000	1,483,736	5,929,323	4,412	1,483,736	5,933,735	7,417,471	101,925	2000	01/01
West Oaks Ocoee, FL	4,900,000	3,837,455	5,756,151	8,058	3,837,455	5,764,209	9,601,664	58,654	2000	03/01

(Continued)

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at June 30, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired

Sand Lake Corners Orlando, FL	11,900,000	6,091,246	16,154,695	--	6,091,246	16,154,695	22,245,941	112,134	1998/2000	05/01
Woodstock Square Atlanta, GA	--	5,516,733	22,066,933	--	5,516,733	22,066,933	27,583,666	66,661	2001	06/01
Single-User Retail
K-Mart Macon, GA	4,655,000	1,173,426	7,860,904	441	1,173,426	7,861,345	9,034,771	137,988	2000	02/01
Lowes Warner Robbins, GA	4,845,000	2,450,999	6,983,898	441	2,450,999	6,984,339	9,435,338	121,834	2000	02/01
PETsMART - Fredricksburg Fredricksburg, VA	--	852,498	2,557,493	--	852,498	2,557,493	3,409,991	14,208	1997	04/01
PETsMART - Daytona Beach Daytona Beach, FL	--	809,449	2,428,348	--	809,449	2,428,348	3,237,797	13,491	1996	04/01
PETsMART - Chattanooga Chattanooga, TN	--	775,738	2,327,215	--	775,738	2,327,215	3,102,953	12,929	1995	04/01
Jo-Ann Fabrics Alphatetta, GA	--	2,217,303	2,693,667	--	2,217,303	2,693,667	4,910,970	7,542	2000	06/01

DEVELOPMENT PARCELS
Acworth Avenue Retail Shopping Center Acworth, GA.	--	959,257	--	653,568	959,257	653,568	1,612,825	--		12/00

Subtotals	137,553,865	72,801,104	219,154,240	740,346	72,796,104	219,899,586	292,695,690	9,336,228
	=========	=========	=========	=========	=========	=========
Furniture and Equipment							13,718	5,605
Total							292,709,408	9,341,833
							=========	=========

(See notes on next page)

 INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
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

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $706,169 as of June 30, 2001 and $537,661 as of December 31, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include a net increase of $275,445 and $189,434 for the six months ended June 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $903,741 and $628,286 in the related accounts and rents receivable as of June 30, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2001	$25,755,841
2002	28,097,238
2003	27,306,322
2004	25,547,204
2005	23,680,296
Thereafter	219,458,909

Total	$349,845,810
==========

Remaining lease terms range from one year to fifty-five years. Pursuant to the lease agreements, tenants of the properties are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees. Such amounts are included in additional rental income.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at June 30, 2001:

Property as Collateral	Current Interest Rate	Maturity Date	Monthly Payments	Balance at June 30, 2001	Balance at December 31, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 9,884,822	$ 9,941,942
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	7.21%	03/2006	(b)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,703,606	5,772,532
Bridgewater Marketplace	5.93%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	7.75%	09/2004	(b)	13,475,000	13,475,000
Countryside Shopping Center*	6.54%	06/2006	(b)	4,300,000	--
Countryside Shopping Center	7.01%	05/2001	(c)	--	6,720,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	6.08%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill Square	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Marketplace*	7.75%	08/2002	(c)	5,212,500	5,212,500
Gateway Marketplace	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	6.33%	02/2002	(c)	1,800,000	--
Columbia Promenade	7.61%	02/2006	(b)	3,600,000	--
Kmart	6.80%	06/2006	(b)	4,655,000	--
Lowes	6.80%	06/2006	(b)	4,845,000	--
West Oaks	6.80%	04/2006	(b)	4,900,000	--
Sand Lake Corners	6.80%	06/2006	(b)	11,900,000	--

				$ 137,553,865	$ 108,399,911
				==========	===========

(a) Payments include principal and interest at a fixed rate.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

(d) The K-Mart and Lowes property both collateral for a single mortgage payable.

* Certain of the mortgages payable are subject to guarantees, in which the Company has guaranteed all or a portion of the payment on these notes to the lender.

In addition, the Company has secured an acquisition line of credit in the amount of $14,000,000. Funds are available to be drawn through the maturity date of March 27, 2002 and will carry interest at the rate of 1.75% over LIBOR. As of June 30, 2001 the Company had received no advances on the line of credit.

All of these mortgages are serviced by an affiliate of the Advisor on behalf of the Company. The affiliate receives servicing fees at a market rate for such services.

 INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

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

The property revenues and net property operations of the reportable segments are summarized in the following tables for the six months ended June 30, 2001 and 2000, along with a reconciliation to net income. Property asset information is as of June 30, 2001 and December 31, 2000.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

	2001	2000

Total property revenues	$14,333,089	$9,161,240
Total property operating expenses	3,697,203	2,809,835
Mortgage interest	4,347,753	3,656,161

Net property operations	6,288,133	2,695,244

Interest and dividend income	863,803	347,823
Other income	21,487	17,634
Gain on sale of investment securities	187,557	--
Less non property expenses:
Professional services	195,760	132,755
General and administrative	295,541	182,438
Acquisition costs expensed	75,977	34,592
Advisor asset management fee	--	60,000
Depreciation and amortization	3,663,216	2,090,316

Net income	$3,130,486	$560,600

Total Assets
Investment properties	$283,367,575	$186,064,022
Non-segment assets	29,849,954	32,123,891
	$313,217,529	$218,187,913
	==========	==========

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

As of June 30, 2001, warrants to purchase 791,688 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average number of common shares outstanding were 16,066,173 and 6,812,669 for the six months ended June 30, 2001 and 2000, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

June 30, 2001
(unaudited)

(11) Commitment and Contingencies

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

The Company is not subject to any material pending legal proceeding.

(12) Subsequent Events

The Company paid distributions of $1,279,484 and $1,427,762 to its stockholders in July and August 2001, respectively.

The Company issued 2,438,124 Shares of Common Stock from June 30, 2001 through August 10, 2001, resulting in a total of 22,615,796 Shares of Common Stock outstanding.

In July 2001 HomePlace, a 35,000 square foot tenant in Gateway Marketplace Shopping Center who filed for bankruptcy, rejected its lease. HomePlace represents 16% of the annual rental income for this shopping center.

The Company purchased Chickasaw Trails Shopping Center, a 75,492 square foot shopping center located in Orlando, Florida for $8,575,000 on August 1, 2001.

On August 7, 2001 the Company a seven year first mortgage on Woodstock Square. The $14,000,000 bears interest at the rate of 1.65% over "LIBOR" and requires monthly payments of interest only.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the three and six month periods ended June 30, 2001 to the corresponding periods ended June 30, 2000 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We have attempted to identify these forward-looking statements by using word such as "may", "will", "expects", "anticipates", "believes", "intends", "estimates", "could"," or similar expressions. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, limitations on the geographical area in which the Company may acquire properties; risks associated with borrowings secured by the Company's properties; competition for tenants and customers; federal, state or local regulations; adverse changes in general economic or local conditions; competition for property acquisitions with third parties that have greater financial resources than the Company; inability of lessees to meet financial obligations; uninsured losses; risks of failure to qualify as a REIT; and potential conflicts of interest between the Company and its affiliates including the Advisor. The terms defined in the Notes to Consolidated Financial Statements are used in this Item 2. The following discussion should be read in conjunction with our consolidated financial statements and notes included elsewhere in this filing, as well as the Company's Annual Report From 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. On February 11, 1999, the Company commenced the Initial Offering of 50,000,000 Shares at a price of $10 per Share and of 4,000,000 Shares at a price of $9.50 per Share which may be distributed pursuant to the Company's distribution reinvestment program ("DRP"). Inland Retail Real Estate Advisory Services, Inc. is the Advisor to the Company. As of June 30, 2001 and December 31, 2000, subscriptions for a total of 19,825,249 and 12,680,875 Shares, respectively, had been received from the public, which include 20,000 Shares issued to the Advisor. In addition, the Company has distributed 446,107 and 253,680 Shares, respectively, pursuant to the Company's DRP as of June 30, 2001 and December 31, 2000. As of June 30, 2001 the Company has repurchased 93,683 common Shares and has sold soliciting dealers warrants to acquire 791,688 Shares. As a result of such sales repurchases, the Company has received a net total of 176,183,665 of Gross Offering Proceeds as of June 30, 2001. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds. As of June 30, 2001 and December 31, 2000, organizational and offering costs totaling $23,996,440 and $16,521,606, respectively, did not exceed these limitations, and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

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

The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The DRP allows Stockholders who purchase Shares pursuant to an offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share.

The share repurchase program, subject to certain restrictions, provides existing Stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at the following prices:

  $9.05 per Share during the respective offering period;

  $9.25 per Share during the 12 months following the end of the respective offering period;

  $9.50 per Share during the next 12 months;

  $9.75 per Share during the next 12 months; and

  Thereafter, at the greater of: (i) $10 per Share; or (ii) a price equal to 10 times our "funds available for distribution" per weighted average Share outstanding for the prior calendar year.

Shares purchased by the Company will not be available for resale. As of June 30, 2001, 93,683 Shares had been repurchased at the cost of $850,153.

Cash Flows From Operating Activities

The Company expects to meet its short-term operating liquidity requirements generally through its net cash provided by property operations. Net cash generated by operating activities of $8,567,696 for the six months ended June 30, 2001 is due primarily to the operations of twelve properties owned at the beginning of the year plus ten properties purchased during the six months ended June 30, 2001. The operations of nine properties owned for the six months ended June 30, 2000 plus two properties purchased during the six months resulted in $3,987,069 of net cash provided by operating activities.

Cash Flows From Investing Activities

Cash flows used in investing activities were used primarily for the purchase of ten properties in the six months ended June 30, 2001 and two properties purchased in the six months ended June 30, 2000. In 2001 the Company also spent $150,000 for tenant improvements on Lake Walden, plus approximately $960,000 for the development of the Acworth parcel and approximately $173,000 for roof replacement on Conway Plaza property. The Company incurred costs of approximately $74,000 for additions to investment properties in the six months ended June 2000.

The Company's investment in securities at June 30, 2001 and December 31, 2001 consist principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. The Company purchased investment securities in the six months ended June 30, 2001 in the amount of approximately $5,500,000 increasing its margin account by approximately $2,573,000.

Cash Flows From Financing Activities

For the six months ended June 30, 2001 the Company generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $64,762,000. The Company also generated approximately $29,100,000 from the issuance of new mortgages secured by seven of its properties. The Company also paid approximately $5,950,000 in dividends to its Stockholders. In the six months ended June 30, 2000 the Company generated proceeds from the sale of Share, net of offering costs and the repurchase of Shares approximately $22,941,000. The Company also generated approximately $14,930,000 from the issuance of new mortgages secured by one of its properties, net of the payoff of existing debt. The Company also paid approximately $2,400,000 in dividends to its shareholders.

Results of Operations

Since inception, the Company has incurred a total costs related to the Offerings of $23,996,440 and $16,521,606, of which $494,308 and $282,137 remained unpaid through June 30, 2001 and December 31, 2000, respectively.

The Company purchased nine properties in 1999, three properties in 2000 and ten properties in the first six months of 2001. The rental income, additional rental income, property operating expenses, mortgage interest and depreciation are all a result of the operations from these properties and as such have increased for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000.

Sports Authority, a tenant in one of the Company's properties has undergone a restructuring and has closed some of its unprofitable stores. However, we believe that there are no current plans to close the store which occupies space in our property. Store closings do not relieve tenants of their obligations under existing leases.

In 2000, two other tenants, Service Merchandise and Carmike Cinema, who each occupy one space in Company properties, filed for bankruptcy protection under Federal law. These tenants have the right under bankruptcy laws to terminate their leases with us, but these tenants have neither assumed nor rejected their leases with the Company. The Service Merchandise store is based on a smaller, newer format which Service Merchandise has indicated it intends to continue to operate. The tenant has been paying rent on a consistent basis. At closing of the property on which the Service Merchandise store is located, a master lease was established with the Seller of the property escrowing funds to assure rent and reimbursements for two years, as well as payment of estimated tenant improvements and leasing commissions. The Company's Carmike Cinema space has no other local competition. Representatives of Carmike have approached the Company to discuss a possible reduction in rental rates, however there is no current indication that they intend to reject the lease and close their operations at that property.

Hit or Miss, a women's discount clothing store had signed a lease for 8,000 square feet at one of the Company's properties. However, prior to occupancy and paying rent, Hit or Miss filed for bankruptcy protection and rejected the lease in November 2000. The Company is actively pursuing other tenants for this space.

In July 2001 HomePlace, a 35,000 square foot tenant in Gateway Marketplace Shopping Center who filed for bankruptcy, rejected its lease. Homeplace represents 16% of the annual rental income for this shopping center.

In August 2001 Promedco of South West Florida, Inc. ("Promedco") a 10,725 square foot tenant in one of the Company's properties rejected its lease after having filed bankruptcy protection under Fedral law. Promedco's rent represents 23.6% of rental income of the property.

In the six months ended June 30, 2001 another tenant in another of the Company's properties have filed for bankruptcy protection under Federal law. This tenants have the right under bankruptcy laws to terminate there lease with us, but this tenant has neither assumed nor rejected there lease with the Company.

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

	Six months ended June 30,
	2001	2000

Net income	$ 3,130,486	$ 560,600
Depreciation	3,529,394	2,018,749

Funds from operations (1)	6,659,880	2,579,349

Principal amortization of debt	(126,046)	(116,423)
Straight-line rent receivable (2)	(275,445)	(189,434)
Income received under master lease
agreements and principal escrow (4)	168,508	216,418
Acquisition costs expenses (3)	75,977	34,592

Funds available for distribution	$ 6,502,874	$ 2,524,502
	=========	=========

See notes on next page

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

  (3) Acquisition costs expenses include certain costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the proceeds of the Offering.

  (4) As part of several purchases, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase for periods ranging from one to two years from the date of the purchase or until the spaces are leased. In addition, the Company receives payments from other escrow arrangements. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2001 and 2000. N/A indicates the property was not owned by the Company at the end of the quarter.

	2001				2000
Properties:	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)	at 03/31 (%)	at 06/30 (%)	at 09/30 (%)	at 12/31 (%)

Lake Walden Square Plant City, FL	95	95			94	94	95	95
Merchants Square Zephyrhills, FL	100	100			100	100	100	100
Town Center Commons Kennesaw, GA	93	93			93*	93*	93*	93
Boynton Commons Boynton Beach, FL	96	96			97*	96*	96*	96*
Lake Olympia Square Ocoee, FL	96	97			100	95	95	95
Bridgewater Marketplace Orlando, FL	98	98			97*	98*	98*	98
Bartow Marketplace Cartersville, GA	100	100			100	100	100	100
Countryside Naples, Fl	97	97			98	98	97	97
Casselberry Commons Casselberry, FL	95*	95*			97*	95*	95*	95*
Conway Plaza Orlando, Fl	97*	100*			97*	97*	97*	97*
Pleasant Hill Duluth, GA	96*	100*			N/A	92*	94*	94*
Gateway Marketplace St. Petersburg, Fl	98*	100*			N/A	N/A	98*	98*
Columbia Promenade Kissimmee, FL	99*	100*			N/A	N/A	N/A	N/A
K-Mart Macon, GA	100	100			N/A	N/A	N/A	N/A
Lowe's Home Improvement Center Warner Robins, GA	100	100			N/A	N/A	N/A	N/A
West Oaks Town Center Ocee, FL	91	100			N/A	N/A	N/A	N/A
Petsmart - Fredricksburg Fredricksburg, VA	N/A	100			N/A	N/A	N/A	N/A
Petsmart - Daytona Beach Daytona Beach, FL	N/A	100			N/A	N/A	N/A	N/A
Petsmart - Chattanooga Chattanooga, TN	N/A	100			N/A	N/A	N/A	N/A
Sand Lake Corners Orlando, FL	N/A	96			N/A	N/A	N/A	N/A
Woodstock Square Atlanta, GA	N/A	100			N/A	N/A	N/A	N/A
Jo-Ann Fabric Alphatetta, GA	N/A	100			N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which results in economic occupancy ranging from 99% to 100% at June 30, 2001 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

Subsequent Events

The Company paid distributions of $1,279,484 and $1,427,762 to its stockholders in July and August 2001, respectively.

In July 2001 HomePlace, a 35,000 square foot tenant in Gateway Marketplace Shopping Center who filed for bankruptcy, rejected its lease. HomePlace represents 16% of the annual rental income for this shopping center.

The Company purchased Chickasaw Trails Shopping Center, a 75,492 square foot shopping center located in Orlando, Florida for $8,575,000 on August 1, 2001.

On August 7, 2001 the Company obtained a seven year first mortgage on Woodstock Square. The $14,000,000 bears interest at the rate of 1.65% over "LIBOR" and requires monthly payments of interest only, with the right to convert to a fixed interest rate during the first six years.

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

The following table shows the debt maturing during the next five years and the weighted average interest rate as of June 30, 2001 related to that debt.

	2001	2002	2003	2004	2005

Maturing debt:
Fixed rate debt	$ 131,153	$278,462	$301,487	$13,801,418	27,898,414
Variable rate debt	--	7,012,500	--	--	5,000,000

Average interest rate on maturing debt:
Fixed rate debt	7.34%	7.34%	7.34%	7.29%	7.19%
Variable rate debt	--	6.96%	--	--	7.01%

The fair value of the Company's debt approximates its carrying amount.

Approximately $15,000,000 or 11% of the Company's mortgages payable at June 30, 2001, have variable interest rates averaging 7.0%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Investments in securities at June 30, 200l and December 31, 2000 consist principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

The Company registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the Initial Offering on a best efforts basis of 50,000,000 Shares at $10.00 per Share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share. The Initial Offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 the Company began a Subsequent Offering (SEC File Number 333-50822) under substantially similar conditions as the Initial Offering

As of January 31, 2001, the Company has sold the following securities in the Initial Offering for the following aggregate offering prices:

*	13,687,349	Shares on a best efforts basis for $136,454,948;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301,
*		for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds from the Initial Offering as of January 31, 2001.

As of June 30, 2001, the Company has sold the following securities in the Subsequent Offering for the following aggregate offering prices:

*	6,137,900	Shares on a best efforts basis for $60,137,294;
*	164,282	Shares pursuant to the DRP for $1,560,678
*	244,716	Soliciting Dealer Warrants for $195 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(33,208)	Shares repurchased pursuant to the Share Repurchase Program for $302,852,
*		for a net total of 6,268,974 Shares for $61,395,120 of gross offering proceeds from the Subsequent Offering as of June 30, 2001.

The net total of 20,177,699 Shares for $199,980,105 of gross offering proceeds from the Subsequent Offering as of June 30, 2001 The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of June 31, 2001, 791,688 Soliciting Dealer Warrants have been issued; and the $633 of gross proceeds received for their issuance is not included in the above $199,980,105 of gross offering proceeds.

Options to purchase an aggregate of 12,000 Shares at an exercise price of $9.05 per Share have been granted to the Independent Directors pursuant to the Independent Director Stock Option Plan (options to purchase 3,000 Shares as to each of the three Independent Directors plus options for 500 Shares each on the date of the first annual meeting; options for 500 Shares each on the date of the second annual meeting.

Such options were granted without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration in section 4(2) of the Act as transactions not involving any public offering. None of such options have been exercised. Therefore, no Shares have been issued in connection with such options From the February 11, 1999 effective date of the Initial Offering through January 31, 2001, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	880,476	A
Other expenses paid to non-affiliates	5,078,269	A
Total expenses	$17,546,769

Total expenses of $17,546,769, all of which were paid at January 31, 2001. The net offering proceeds to the Company for the Initial Offering period, after deducting the total expenses paid described in the above table, are $121,038,216.

From the February 1, 2001 effective date of the Subsequent Offering through June 30, 2001, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 4,802,422	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	336,834	A
Other expenses paid to non-affiliates	1,310,416	A
Total expenses	$ 6,449,671

The net offering proceeds to the Company for the Subsequent Offering period, after deducting the total expenses paid described in the above table, are $54,945,449. The net offering proceeds to the Company for both offering periods, after deducting the total expenses paid described in the above table, are $175,893,665.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, the Company used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 128,836,689	E
Acquisition of other businesses	--	A
Repayment of indebtedness	27,729,755	A
Working capital (currently)	2,008,303	E
Temporary investments (currently)	17,408,918	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 26, 2001, the Company held an annual meeting of stockholders. At this stockholders meeting a majority of the stockholders elected Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Robert D. Parks, and Barry L. Lazarus as directors until our next annual stockholders meeting. A Majority of the stockholders also ratified the appointment of KPMG LLP as our independent auditors for the 2001 fiscal year and approved the Third Articles of Amendment a Restatement of Charter of the Company.

	For	Against	Abstentions
Directors:
Daniel K. Deighan	8,078,920	105,760
Kenneth E. Masick	8,091,920	92,760
Michael S. Rosenthal	8,081,920	102,760
Robert D. Parks	8,067,026	117,654
Barry L. Lazarus	8.069,096	115,583

Ratification of KPMG LLP as auditors	8,015,088	26,064	143,528
Approval of Third Articles of Amendment and Restatement of Charter	7,717,936	179,715	287,028

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits required by the Securities and Exchange Commission Regulations S-K. Item 601.

       None

 (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

Report on Form 8-K dated May 3, 2001

  Item 2. Acquisition or Disposition of Assets

  Item 7. Financial Statements and Exhibits

Report on Form 8-K dated May 22, 2001

  Item 2. Acquisition or Disposition of Assets

Report on Form 8-K dated June 7, 2001

  Item 2. Acquisition or Disposition of Assets

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

Date: August 14, 2001

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: August 14, 2001