Form 10-Q
period 2001-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2001-11-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 9, 2001, there were 30,337,900 Shares of Common Stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income and Comprehensive Income	5
	Consolidated Statement of Stockholder's Equity	7
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	10

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	36

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	37

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a) Exhibits	41
	(b) Reports on From 8-K	41

	Signatures	43

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000
(unaudited)

Assets
	September 30,	December 31,
	2001	2000
Investment properties:
Land	$78,772,517	$46,628,264
Land held for development	959,257	957,802
Construction in progress	1,540,543	--
Building and site improvements	247,636,831	144,289,027
	328,909,148	191,875,093
Less accumulated depreciation	(11,501,098)	(5,811,071)
Net investment properties	317,408,050	186,064,022

Mortgage receivable	1,100,000	1,100,000
Investment in joint ventures	2,860,000	--
Cash and cash equivalents	59,039,188	24,664,511
Restricted cash	912,676	864,271
Investment in securities	5,155,687	1,537,467
Accounts and rents receivable, (net of allowance of $505,795 and $273,581 as of September 30, 2001 and December 31, 2000, respectively)	3,448,753	2,747,257
Real estate tax and insurance escrow deposits	751,748	134,167
Loan fees (net of accumulated amortization of $315,475 and $177,194 as of September 30, 2001 and December 31, 2000, respectively)	1,590,098	518,930
Leasing fees (net of accumulated amortization of $35,301 and $17,246 as of September 30, 2001 and December 31, 2000, respectively)	113,396	61,394
Deferred acquisition costs	305,125	330,876
Other assets	197,889	165,018
Total assets	$392,882,610	$218,187,913
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

September 30, 2001 and December 31, 2000
(unaudited)

Liabilities and Stockholders' Equity

	September 30,	December 31,
	2001	2000
Liabilities:
Accounts payable	$597,626	$80,230
Accrued offering costs due to affiliates	467,135	227,589
Accrued offering costs due to non-affiliates	91,901	54,548
Accrued interest payable to non-affiliates	616,834	629,208
Accrued real estate taxes payable	2,168,604	--
Distributions payable	1,734,021	848,217
Security deposits	474,652	313,925
Mortgages payable	158,038,939	108,399,911
Unearned income	475,413	359,618
Other liabilities	3,477,359	1,323,098
Due to affiliates	227,201	169,933

Total liabilities	168,369,685	112,406,277

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common Stock, $.01 par value, shares 100,000,000 authorized, 27,005,874 and 12,895,770 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	270,059	128,957
Additional paid-in capital (net of costs of offerings of $30,098,086 and $16,521,606 at September 30, 2001 and December 31, 2000, respectively, of which $23,014,601 and $11,694,232 was paid or accrued to affiliates, respectively)	237,184,106	111,504,380
Accumulated distributions in excess of net income	(11,722,462)	(5,783,805)
Accumulated other comprehensive loss	(1,220,778)	(69,896)

Total stockholders' equity	224,510,925	105,779,636

Commitments and contingencies

Total liabilities and stockholders' equity	$392,882,610	$218,187,913
	=============	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Income:
Rental income	$7,269,937	$4,652,567	$18,891,639	$11,911,261
Additional rental income	1,522,821	1,163,080	4,234,209	3,144,168
Interest and dividend income	642,810	210,165	1,506,613	557,988
Other income	19,002	180,608	40,489	119,701
Gain (loss) on sale of investment securities	(57,022)	-	130,535	-

	9,397,548	6,206,420	24,803,485	15,733,118
Expenses:
Professional services to non- affiliates	65,447	16,785	261,207	149,540
General and administrative expenses to Affiliates	147,490	74,485	347,481	183,503
General and administrative expenses to non-affiliates	32,759	56,296	128,309	129,716
Advisor asset management fee	-	30,000	-	90,000
Property operating expenses to Affiliates	395,289	266,314	1,086,855	670,916
Property operating expenses to non-affiliates	1,840,747	1,177,749	4,846,385	3,582,982
Mortgage interest to non- affiliates	2,589,252	2,335,420	6,937,005	5,991,581
Acquisition costs expense to affiliates	--	--	22,989	--
Acquisition costs expense to non-affiliates	40,231	75,441	93,219	110,033
Depreciation	2,159,265	1,300,453	5,690,027	3,320,421
Amortization	81,340	60,952	213,794	131,300

	7,351,820	5,393,895	19,627,271	14,359,992

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2001 and 2000
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net income before comprehensive income	2,045,728	812,525	5,176,214	1,373,126

Unrealized holding gain (loss) on investment securities	(843,766)	212	(1,150,882)	212

Comprehensive income	$1,201,962	$812,737	$4,025,332	$1,373,338
	===========	===========	===========	===========

Net income before comprehensive income per common share, basic and diluted	$.09	$.09	$.28	$.18

Weighted average number of common shares outstanding, basic and diluted	23,409,807	9,168,728	18,514,051	7,595,911

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2001
(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of net Income	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$ 105,779,636

Net income	--	--	--	5,176,214		5,176,214
Comprehensive income	--	--	--	--	(1,150,882)	(1,150,882)
Distributions declared ($.60 per weighted average number of common shares outstanding)	--	--	--	(11,114,871)	--	(11,114,871)
Proceeds from offering Including DRP (net of current period offering costs of $13,576,480)	14,160,631	141,607	126,141,938	--	--	126,283,545
Treasury Stock	(50,527)	(505)	(462,212)	--	--	(462,717)

Balance at September 30, 2001	27,005,874	$ 270,059	$ 237,184,106	$ (11,722,462)	$ (1,220,778)	$ 224,510,925
	==========	=========	===========	===========	=============	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000
(unaudited)

	2001	2000
Cash flows from operating activities:
Net income	$5,176,214	$1,373,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,690,027	3,320,421
Amortization	213,794	119,701
Interest escrow	--	53,085
Gain on sale of investment securities	(130,535)	--
Rental income under master lease agreements	467,446	340,406
Straight-line rental income	(489,564)	(340,799)
Changes in assets and liabilities:
Accounts and rents receivable	(211,932)	(388,659)
Other assets	(32,871)	(140,267)
Real estate tax and insurance escrows	(617,581)	(224,769)
Accrued interest payable	(12,374)	171,565
Deferred acquisition costs	25,751	(211,011)
Real estate tax payable	2,168,604	1,379,417
Accounts payable	517,396	112,702
Unearned income	115,795	115,893
Other liabilities	(12,050)	(292,674)
Security deposits	160,727	81,213
Due to affiliates	57,268	1,043,289
Net cash provided by operating activities	13,086,115	6,512,851

Cash flows from investing activities:
(Decrease) increase in restricted cash	(48,405)	341,084
Purchase of investments in securities, net of margin account of $2,166,311	(4,278,574)	(504,901)
Proceeds from the sale of investment securities	1,806,318	--
Purchase of joint venture	(2,860,000)	--
Purchase of investment properties	(135,464,242)	(60,989,852)
Additions to investment properties	(2,037,259)	(107,759)
Condemnation proceeds	--	5,000
Leasing fees	(70,435)	(24,070)
Net cash used in investing activities	(142,952,596)	(61,280,498)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Nine Months Ended September 30, 2001 and 2000
(unaudited)

	2001	2000

Cash flows from financing activities:
Proceeds from offering	139,860,025	49,683,499
Repurchase of shares	(462,717)	(357,683)
Payment of offering costs	(13,299,581)	(6,795,332)
Proceeds from debt financing	56,550,000	35,657,500
Principal payments of debt	(6,910,972)	(22,396,270)
Loan fees	(1,266,529)	(497,258)
Distributions paid	(10,229,067)	(4,030,862)
Net cash provided by financing activities	164,241,159	51,263,594

Net increase (decrease) in cash and cash equivalents	34,374,677	(3,504,053))

Cash and cash equivalents at January 1	24,664,511	14,869,164

Cash and cash equivalents at September 30	$59,039,188	$11,365,111
	==============	============

Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$--	$(63,789,852)
Assumption of mortgage debt	--	--

Acquisition note payable	--	2,800,000
	$--	$(60,989,852)
	=============	============

Distributions payable	$1,734,021	$626,099
	=============	============

Cash paid for interest	$6,949,379	$5,714,190
	=============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2001
(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 2000, which are included in the Company's 2000 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,707,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering"). As of September 30, 2001, the Company has received subscriptions for a total of 12,821,435 Shares in the Subsequent Offering. In addition, the Company has issued 586,402 Shares pursuant to the Company's DRP. The Initial offering and the subsequent offering are collectively referred to as the "offerings". As of September 30, 2001, the Company has repurchased a total of 109,312 Shares through the Company's Share Repurchase Program for $994,719.

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

The preparation of consolidated financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of" requires the Company to record an impairment loss on its property held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of the property. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of September 30, 2001, the Company does not believe any such impairment of its properties exists.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at September 30, 200l and December 31, 2000 consist principally of equity investments in various real estate investment trusts and energy related trusts, and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of September 30, 2001 and December 31, 2000, the Company has recorded a payable of $2,518,687 and $352,376, respectively, for securities purchased on margin. During the nine months ended September 30, 2001, the Company recognized $130,535 of gain on sale of investment securities. Included in these sales was previous unrealized losses of $63,000 related to the securities sold during the nine months ended September 30, 2001. Of those investment securities held on September 30, 2001 and December 31, 2000, the Company had recognized comprehensive unrealized losses of approximately $1,220,000 and $69,000, respectively.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(3) Transactions with Affiliates

As of September 30, 2001 and December 31, 2000, the Company had incurred $30,098,086 and $16,521,606 of offering costs, respectively, of which $23,014,601 and $11,694,232 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the respective offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 2001 and December 31, 2000 Offerings costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the subsequent offering. Any excess amounts at the completion of the subsequent offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $23,014,601 and $11,694,232 as of September 30, 2001 and December 31, 2000 respectively, of which $467,135 and $227,589 was unpaid at September 30, 2001 and December 31, 2000, respectively.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in general and administrative expenses to affiliates and acquisition costs to affiliates. During the periods ended September 30, 2001 and 2000 the Company incurred $347,481 and $183,503 respectively of these costs, of which $227,201 and $169,933 remained unpaid as September 30, 2001 and December 31, 2000, respectively.

An affiliate of the Advisor provides loan servicing to the Company for a monthly fee. Such fees totaled $42,298 and $35,347 in the periods ended September 30, 2001 and 2000, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company uses the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. During the nine months ended September 30, 2001, $90,813 of fees were incurred and paid and no such fee was incurred or paid during the nine months ended September 30, 2000.

The Company will pay an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value means the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less any mortgages payable on such assets. The Company will compute its net asset value by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee. The fee will be payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any:

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets means the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves for depreciation, amortization or bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the nine months ended September 30, 2001 the Advisor has forgone its fee and no such fees were accrued, and for the nine months ended September 30, 2000, $90,000 were accrued and paid.

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $1,044,557 and $670,916 for the nine months ended September 30, 2001 and 2000, respectively.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options granted for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of Stockholders, and shall be $9.05 per Share until the earlier of the termination of the offering or February 11, 2001. As of September 30, 2001 and December 31, 2000, options to acquire 12,000 and 10,500 Shares, respectively had been issued and are outstanding.

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the offering, subject to state and Federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of September 30, 2001, soliciting dealer warrants to acquire 1,059,829 Shares have been issued. These warrants have nominal value and none had been exercised at September 30, 2001 and December 31, 2000.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their cost upon receipt of proceeds from the initial Offering.

		Initial Costs (A)			Gross amount at which Carried at September 30, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired
Multi-Tenant Retail
Lake Walden Square Plant City, FL	9,855,436	3,006,662	11,549,586	191,828	3,006,662	11,741,414	14,748,076	1,139,236	1992	05/99
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	448,451	1993	06/99
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(61,940)	3,293,792	6,288,895	9,582,687	554,346	1998	07/99
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	1,723,412	1998	07/99
Lake Olympia Square (C) Ocoee, FL	5,668,066	2,562,471	7,306,483	(15,238)	2,562,471	7,291,245	9,853,716	575,949	1995	09/99
Bridgewater Marketplace Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	382,195	1998	09/99
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	4,071	6,098,178	18,312,342	24,410,520	1,302,098	1995	09/99
Countryside Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	544,251	1997	10/99
Casselberry Commons Naples, FL	8,703,000	6,702,658	11,191,912	(90,009)	6,702,658	11,101,903	17,804,561	824,534	1973/ 1998	12/99
Conway Plaza Orlando, FL	5,000,000	2,215,324	6,332,434	270,935	2,215,324	6,603,369	8,818,693	438,811	1985/ 1999	02/00
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(182,401)	4,805,830	29,343,904	34,149,734	1,526,377	1997/ 2000	05/00
Gateway Marketplace St. Petersburg, FL	15,637,500	6,351,847	14,576,808	19,532	6,351,847	14,596,340	20,948,187	604,035	1997/ 2000	07/00
Columbia Promenade Kissimmee, FL	5,400,000	1,483,737	5,929,323	14,495	1,483,737	5,943,818	7,427,555	163,214	2000	01/01
West Oaks Ocoee, FL	4,900,000	4,514,559	6,701,703	(35,260)	4,514,559	6,666,443	11,181,002	120,434	2000	03/01

(Continued)

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at September 30, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired

Sand Lake Corners Orlando, FL	11,900,000	6,091,246	16,154,695	(123,380)	6,091,246	16,031,315	22,122,561	280,414	1998/2000	05/01
Woodstock Square Atlanta, GA	14,000,000	5,516,733	22,066,933	(21,935)	5,516,733	22,044,998	27,561,731	266,709	2001	06/01
Chickasaw Trails Shopping Ctr. Orlando, FL	--	1,723,260	6,905,818	1,787	1,723,260	6,907,605	8,630,865	41,663	1994	08/01
Skyview Plaza Orlando, FL	--	4,263,326	17,054,047	4,839	4,263,326	17,058,886	21,322,212	--	1988/ 1994	09/01
Single-User Retail
K-Mart Macon, GA	4,655,000	1,173,426	7,857,155	--	1,173,426	7,857,155	9,030,581	220,817	2000	02/01
Lowes Warner Robbins, GA	4,845,000	2,450,999	6,980,354	--	2,450,999	6,980,354	9,431,353	194,983	2000	02/01
PETsMART - Fredericksburg Fredericksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	35,521	1997	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,349	--	809,449	2,428,349	3,237,798	33,727	1996	04/01
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	--	775,738	2,327,215	3,102,953	32,332	1995	04/01
Jo-Ann Fabrics Alpharetta, GA	2,450,000	2,217,303	2,695,428	--	2,217,303	2,695,428	4,912,731	30,189	2000	06/01
Just For Feet Daytona Beach, FL	--	271,980	3,625,882	--	271,980	3,625,882	3,897,862	11,108	1998	08/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at September 30, 2001
									Date
			Buildings	Adjustments		Buildings			Con-
			And	to		And		Accumulated	Stru-	Date
	Encumbrance	Land	Improvements	Basis (B)	Land	Improvements	Total	Depreciation	cted	Acquired

DEVELOPMENT PARCELS
Acworth Avenue Retail Shopping Center Acworth, GA.	--	959,257	--	1,540,543	959,257	1,540,543	2,499,800	--		12/00

Subtotals	158,038,939	79,731,774	247,680,008	1,483,648	79,731,774	249,163,656	328,895,430	11,494,806
	=========	=========	=========	=========	=========	=========
Furniture and Equipment							13,718	6,292
Total							328,909,148	11,501,098
							==========	==========

(See notes on next page)

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
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

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $1,005,107 as of September 30, 2001 and $537,661 as of December 31, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include a net increase of $489,564 and $340,799 for the nine months ended September 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $1,117,850 and $628,286 in the related accounts and rents receivable as of September 30, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
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

(6) Leases

Master Leases

In connection with certain acquisitions, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase, for periods ranging from one to two years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the basis of the property. The cumulative amount of such payments was $1,005,107 as of September 30, 2001 and $537,661 as of December 31, 2000.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include a net increase of $489,564 and $340,799 for the nine months ended September 30, 2001 and 2000, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $1,117,850 and $628,286 in the related accounts and rents receivable as of September 30, 2001 and December 31, 2000, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2001	$26,755,170
2002	31,233,958
2003	30,071,942
2004	27,852,090
2005	25,600,808
Thereafter	218,890,663

Total	$333,649,468
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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at September 30, 2001:
Property as Collateral	Current Interest Rate	Maturity Date	Monthly Payments	Balance at September 30, 2001	Balance at December 31, 2000
Lake Walden Square	7.63%	11/2007	$ 72,584 (a)	$ 9,855,436	$ 9,941,942
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	7.21%	03/2006	(b)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,668,066	5,772,532
Bridgewater Marketplace	5.33%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	5.23%	09/2006	(c)	13,475,000	13,475,000
Countryside Shopping Center*	6.54%	06/2006	(b)	4,300,000	--
Countryside Shopping Center	7.01%	05/2001	(c)	--	6,720,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	5.23%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill Square	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Marketplace*	5.48%	08/2002	(c)	5,212,500	5,212,500
Gateway Marketplace	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	5.48%	02/2002	(c)	1,800,000	--
Columbia Promenade	7.61%	02/2006	(b)	3,600,000	--
Kmart (d)	6.80%	06/2006	(b)	4,655,000	--
Lowes (d)	6.80%	06/2006	(b)	4,845,000	--
West Oaks	6.80%	04/2006	(b)	4,900,000	--
Sand Lake Corners (e)	6.80%	06/2006	(b)	11,900,000	--
Woodstock Square	5.31%	08/2008	(c)	14,000,000	--
PETsMART Fredricksburg, VA (e)	7.37%	06/2008	(b)	1,435,000	--
PETsMART Daytona Beach, FL (e)	7.37%	06/2008	(b)	1,361,200	--
PETsMART Chattanooga, TN (e)	7.37%	06/2008	(b)	1,303,800	--
Jo-Ann Fabrics*	5.18%	08/2008	(c)	2,450,000	--

				$ 158,038,939	$ 108,399,911
				==========	===========

See notes on the following page

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(a) Payments include principal and interest at a fixed rate.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR.

(d) The K-Mart and Lowes properties both collateralize a single mortgage payable.

(e) The three PETsMART properties collateralize a single mortgage payable, and are also cross collateralized with the Sand Lake property

* Certain of the mortgages payable are subject to guarantees, in which the Company has guaranteed all or a portion of the payment on these notes to the lender.

In addition, the Company has secured an acquisition line of credit in the amount of $14,000,000. Funds are available to be drawn through the maturity date of March 27, 2002 and will carry interest at the rate of 1.75% over LIBOR. As of September 30, 2001 the Company had received no advances on the line of credit.

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

(9) Joint Venture

On September 28, 2001 the Company made a $2,860,000 capital contribution to Hendon Stonebridge LLC, the owner of Stonebridge Square Shopping Center. Stonebridge Square Shopping Center is presently under construction and will consist of 160,198 net rentable square feet, situated on approximately 23 acres in Roswell, Georgia.

The Company was issued a 65% membership in the Hendon Stonebridge LLC. The Company shall have a preferred cash flow return, paid monthly in cash, at an annualized rate of 15% on the $2,860,000. The remaining balance of cash flow will be paid as follows: 15% preferred return on any additional capital the Company contributes, return of any additional capital contributions by the Company to the Company and then to the other member of Hendon Stonebridge LLC.

The Company has the option, exercisable not sooner then April 1, 2002 and not later than April 30, 2002 to purchase the remaining 35% membership in Hendon Stonebridge LLC. The purchase price will be no greater then $21,260,659, less the $2,860,000 previously contributed.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

(10) Segment Reporting

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

The property revenues and net property operations of the reportable segments are summarized in the following tables for the nine months ended September 30, 2001 and 2000, along with a reconciliation to net income. Property asset information is as of September 30, 2001 and December 31, 2000.

	2001	2000

Total property revenues	$23,125,848	$15,055,429
Total property operating expenses	5,933,240	4,253,898
Mortgage interest	6,937,005	5,991,581

Net property operations	10,255,603	4,809,950

Interest and dividend income	1,506,613	557,988
Other income	40,489	119,701
Gain on sale of investment securities	130,535	--
Less non property expenses:
Professional services	261,207	149,540
General and administrative	475,790	313,219
Acquisition costs expensed	116,208	110,033
Advisor asset management fee	--	90,000
Depreciation and amortization	5,903,821	3,451,721

Net income	$5,176,214	$1,373,126

Total Assets
Investment properties	$317,408,050	$186,064,022
Non-segment assets	75,474,560	32,123,891
	$392,882,610	$218,187,913
	==========	==========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

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

As of September 30, 2001, warrants to purchase 1,059,829 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average number of common shares outstanding were 18,514,051 and 7,595,911 for the nine months ended September 30, 2001 and 2000, respectively.

(11) Commitment and Contingencies

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

The Company is not subject to any material pending legal proceeding.

(12) Subsequent Events

On December 28, 2000, the Company purchased approximately 2.72 acres of unimproved land situated in front of a new Home Depot store in Acworth, Georgia. The Company purchased this property with the intention of developing a 16,130 square foot shopping center to be known as Acworth Avenue Retail Shopping Center. Through October 15, 2001 the Company have incurred approximately $1,596,000 of costs in the development of the project. The Company expects additional development costs of approximately $114,000 for a total costs of approximately $2,668,000, or approximately $165 per square foot of leasable space. The Company anticipates the interior buildout of the property will be completed and tenants will begin to occupy the property by the end of 2001. As of October 31, 2001, leases have been signed for approximately 8,730 square feet, or approximately 55% of the center.

The Company paid distributions of $1,734,021 and $1,935,533 to its stockholders in October and November 2001, respectively.

The Company issued 3,332,026 Shares of Common Stock from September 30, 2001 through November 10, 2001, resulting in a total of 30,337,900 Shares of Common Stock outstanding.

The Company purchased Aberdeen Square a 70,555 square foot shopping center in Boynton Beach, Florida on October 23, 2001 for $6,675,000. We purchased this property with our own fund, but expect to place financing on the property at a later date.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

September 30, 2001
(unaudited)

On October 2, 2001 the Company obtained a five year first mortgage on Daytona Beach Just for Feet Store. The $2,000,000 note payable bears interest at a floating rate of LIBOR plus 1.75% and requires monthly payment of interest only.

On October 31, 2001 the Company obtained a five year first mortgage on Chickasaw Trails Shopping Center. The $4,400,000 note payable bears interest at a fixed rate of 6.26% and requires monthly payment of interest only.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION             AND RESULTS OF OPERATIONS

The following discussion and analysis compares the nine months periods ended September 30, 2001 to the corresponding periods ended September 30, 2000 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report and in the Company's consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

The terms capitalized in this section, but without definition, have the meaning set forth in the Notes to Consolidated Financial Statements contained in this Form 10-Q.

Overview

The Company was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has been operating and intends to continue operating as a real estate investment trust ("REIT") for federal and state income tax purposes. The Company, through entities owned or controlled directly or indirectly by it, has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also, through entities owned or controlled directly or indirectly by it, acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor") has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

The Southeast market in which the Company's properties are located experienced an economic slowdown during 2001, in line with the nation's slowing economy. The terrorist attacks in New York and Washington on September 11, 2001 and the resulting nationwide slowdown in airline traffic and tourism, had a further impact on the local economies where the Company's properties are located. The Company has not observed any immediate effects on its operations as a result of these events. The Company believes that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at the Company's properties to a large extent consist of retailers: (1) who serve primary non-discretionary shopping needs, such a grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

As of September 30, 2001, the Company, through entities owned or controlled directly or indirectly by it, owned a portfolio of 26 properties and a land parcel under development, all of which are located in Florida, Georgia, Tennessee and Virginia.

Liquidity and Capital Resources

General.

The Company's principal demands for funds have been for property acquisitions, either directly or through investment interests, for the payment of operating expenses and dividends, and for the payment of interest on its outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of the Company's shares of common stock ("Shares"). However, there may be a delay between the sale of the Shares and the Company's purchase of properties, which could result in a delay in the benefits to investors, if any, of returns generated from property operations. The Advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on behalf of the Company. Investors should be aware, that after a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, the Company may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. Such lower returns may affect the Company's ability to make distributions.

Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. Management anticipates that during the current year the Company will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites, and (iii) continue to pay distributions to stockholders and is expected to be funded mainly from proceeds of the Company's public offerings of Shares, cash flows from operating activities, bank borrowings and other external capital resources available to the Company.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, in some instances the Company's leases provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. Management anticipates that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future and can be met with funds from operations and working capital.

If necessary, the Company may use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Management believes that the Company's current capital resources (including cash on hand) are sufficient to meet its liquidity needs for the foreseeable future.

Liquidity

Offerings. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering") on a best efforts basis of up to (i) 50,000,000 Shares to the public at a price of $10 per Share, (ii) 4,000,000 Shares to participants in the Company's distribution reinvestment program ("DRP") at a price of $9.50 per Share, (iii) 2,000,000 soliciting dealer warrants ("Soliciting Dealer Warrants") issuable to Inland Securities Corporation, the managing dealer of the Initial Offering (the "Dealer Manager"), at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the Initial Offering, and (iv) 2,000,000 Shares issuable upon the exercise of the Soliciting Dealer Warrants issued during the Initial Offering at a price of $12.00 per Share. The Initial Offering terminated on January 31, 2001 and a total of 13,707,349 Shares were sold to the public resulting in gross proceeds of $136,454,648. As of January 31, 2001, the Company had repurchased 60,475 Shares for $ 547,301 pursuant to its Share Repurchase Program. In addition, the Advisor purchased 20,000 Shares for $200,000 preceding the commencement of the Initial Offering.

On February 1, 2001, the Company commenced a follow-on public offering (the "Subsequent Offering") on a best efforts basis of up to (i) 50,000,000 additional Shares at a price of $10 per Share, (ii) 4,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 2,000,000 Soliciting Dealer Warrants, and (iv) 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The Subsequent Offering will expire on February 1, 2002, unless extended by the Company to a date no later than February 1, 2003. The Initial Offering and the Subsequent Offering are collectively referred to as the "Offerings."

As of September 30, 2001 and December 31, 2000, subscriptions for a total of 26,528,784 and 12,680,875 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to the Advisor. In addition, the Company distributed 586,402 and 253,680 Shares pursuant to the Company's DRP as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 the Company has repurchased 109,312 Shares and has issued Soliciting Dealer Warrants to acquire 1,059,829 Shares. As a result of such sales and repurchases, the Company has received a net total of $267,552,251 of Gross Offering Proceeds as of September 30, 2001. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds of each of the Initial Offering and the Subsequent Offering or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds of the respective Offering. As of September 30, 2001 and December 31, 2000, organizational and offering costs totaling $30,098,086 and $16,521,606, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

546,972 Soliciting Dealer Warrants were sold to the Dealer Manager for a total of $438. As of September 30, 2001 none of the Soliciting Dealer Warrants had been exercised for Shares.

Line of Credit. The Company has secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. Funds are available to be drawn through the maturity date of March 27, 2002 and will carry interest at the rate of 1.75% over LIBOR per annum. As of September 30, 2001, the Company had received no advances on the line of credit. This line of credit is secured by second mortgages on three properties owned by the Company which have first mortgages with this bank.

Stockholder Liquidity. The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The DRP allows stockholders who purchase Shares pursuant to the Offerings to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share. As of September 30, 2001, the Company distributed 586,402 shares pursuant to the DRP for an aggregate of $5,570,819.

Subject to certain restrictions, the Share Repurchase Program provides existing stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company at the following prices:

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

Shares purchased by the Company will not be available for resale. As of September 30, 2001, 109,312 Shares had been repurchased at the aggregate cost of $994,719.

Capital Resources

As of September 30, 2001, the Company, through entities owned or controlled directly or indirectly by it, owned a portfolio of 26 properties and a land parcel under development, all of which are located in Florida, Georgia, Tennessee and Virginia.

The Company expects to meet its short-term operating liquidity requirements generally through its net cash provided by property operations. The properties owned by the Company were generating sufficient cash flow to cover the Company's operating expenses plus pay a monthly distribution on weighted average Shares. Operating cash flows are expected to increase as additional properties are added to the Company's portfolio.

Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Company's Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the Board of Directors may deem relevant.

Cash Flows From Operating Activities

Net cash generated by operating activities was $13,086,115 for the nine months ended September 30, 2001 compared to $6,512,851 for the nine months ended September 30, 2000. The increase in net cash provided by operating activities during the nine month period ended September 30, 2001 is due primarily to the additional rental revenues and income generated from the operations of twelve properties owned at the beginning of the year plus fourteen properties purchased during the nine months ended September 30, 2001, compared to the rental revenues and income generated from the operations of nine properties owned for the nine months ended September 30, 2000 plus three properties purchased during the same period.

Cash Flows From Investing Activities

Cash flows used in investing activities was $142,952,596 for the nine months ended September 30, 2001 compared to $61,280,498 for the nine months ended September 30, 2000. The increase in cash flows used in investing activities was primarily due to the acquisition of twelve properties for approximately $135,000,000 during the nine months ended September 30, 2001 compared to one property for approximately $61,000,000 in the same period in September 30, 2000. Cash flows used in investing activities was primarily for the purchase of the twelve properties in the nine months ended September 30, 2001 and three properties purchased in the nine months ended September 30, 2000.

The Company made its first joint venture investment during the nine months ended September 30, 2001. The membership interest cost approximately $2,860,000. No such investments were made in the nine months ended September 30, 2000.

The Company's investment in securities at September 30, 2001 and December 31, 2000 consists principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. The Company purchased investment securities in the nine months ended September 30, 2001 in the amount of approximately $ 4,300,000 increasing its margin account by approximately $2,200,000. The Company purchased investment securities of approximately $660,000 and increased its margin account by approximately $200,000 for the same period in 2000.

Cash Flows From Financing Activities

Cash provided by financing activities was $164,241,159 for the nine months ended September 30, 2001, compared to $51,263,594 for the nine months ended September 30, 2000. The Company generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $126,600,000 for the nine months ended September 30, 2001, compared to $42,900,000 for the nine months ended September 30, 2000. The Company also generated approximately $56,600,000 from the issuance of new mortgages secured by eleven of its properties for the nine months ended September 30, 2001, compared to $35,700,000 from the issuance of new mortgages secured by three of its properties for the nine months ended September 30, 2000. The Company also paid approximately $10,200,000 in dividends to its stockholders for the nine months ended September 30, 2001, compared to $4,000,000 for the nine months ended September 30, 2000. The Company increased its dividend rate from $.80 per Share to $.81 per Share effective September 1, 2001. The Company also used approximately $6,900,000 for the paydown of mortgages secured by one of its properties for the nine months ended September 30, 2001, compared to $22,400,000 from the paydown of mortgages secured by eight of its properties for the nine months ended September 30, 2000.

Results of Operations

General

The following discussion is based primarily on the consolidated financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000.

Three months ended September 30, 2001 compared to September 30, 2000.

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased by $2,617,370, or 56%, to $7,269,937 for the three months ended September 30, 2001 from $4,652,567 for the three months ended September 30, 2000. This increase is due primarily to the additional properties owned and operated during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Additional Rental Income. Additional rental income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased by $359,741, or 31%, to $1,522,821 for the three months ended September 30, 2001 from $1,163,080 for the three months ended September 30, 2000. This increase is primarily due to the additional properties owned and operated during the three months ended September 30, 2001.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by the Company. Interest and dividend income increased by $432,645, or 206%, to $642,810 for the three months ended September 30, 2001 from $210,165 for the three months ended September 30, 2000. This increase is due primarily to the additional funds held in interest bearing instruments during the three months ended September 30, 2001. This increase has been offset by decreases in the interest rates of the short term instruments that the Company invests in. Also included is interest earned on a $1,100,000 second mortgage receivable.

Other Income. Other income decreased by $161,606, or 89%, to $19,002 for the three months ended September 30, 2001 from $180,608 for the three months ended September 30, 2000. Included in other income during the three months ended September 30, 2000 is a settlement from a developer who mutually canceled a sales agreement with the Company for a shopping center project near Atlanta, GA.

Professional Services. Professional services consists of fees to accountants and lawyers. Professional services expense increased by $48,662, or 290%, to $65,447 for the three months ended September 30, 2001 from $16,785 for the three months ended September 30, 2000. This increase results from additional professional services required as the Company moves from a formation stage to an operational stage. Legal fees and accounting fees account for the increases in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consists of salaries and computerized information services costs reimbursed to affiliates for maintaining the accounting and investor records of the Company. These expenses increased by $73,005, or 98%, to $147,490 for the three months ended September 30, 2001 from $74,485 for the three months ended September 30, 2000. This increase result from the additional work load required as the Company moves from a formation stage to an operational stage. Salaries reimbursed to affiliates for maintaining the accounting and investor records of the Company account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased by $128,975, or 48%, to $395,289 for the three months ended September 30, 2001 from $266,314 for the three months ended September 30, 2000. This increase is due to the additional properties owned and operated during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Property Operating Expenses to Non-Affiliates. Property operating expenses consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased by $662,998, or 56%, to $1,840,747 for the three months ended September 30, 2001 from $1,177,749 for the three months ended September 30, 2000. This increase is due to the additional properties owned and operated during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased by $253,832, or 11%, to $2,589,252 for the three months ended September 30, 2001 from $2,335,420 for the three months ended September 30, 2000. This increase is due to the financing of additional properties owned and operated during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased by $858,812, or 66%, to $2,159,265 for the three months ended September 30, 2001 from $1,300,453 for the three months ended September 30, 2000. This increase is due to the additional properties owned and operated during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Nine months ended September 30, 2001 compared to September 30, 2000

Rental Income. Rental income increased by $6,980,378, or 59%, to $18,891,639 for the nine months ended September 30, 2001 from $11,911,261 for the nine months ended September 30, 2000. This increase is due primarily to the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Additional Rental Income. Additional rental income increased by $1,090,040, or 35%, to $4,234,208 for the nine months ended September 30, 2001 from $3,144,168 for the nine months ended September 30, 2000. This increase is due to the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Interest and Dividend Income. Interest and dividend income increased by $948,625, or 170%, to $1,506,613 for the nine months ended September 30, 2001 from $557,988 for the nine months ended September 30, 2000. This increase is due to the additional funds held in interest bearing instruments during the nine months ended September 30, 2001. This increase has been offset by decreases in the interest rates of the short term instruments that the Company invests in. Also included is interest earned on a $1,100,000 second mortgage receivable.

Other Income. Other income decreased by $79,212, or 66%, to $40,489 for the nine months ended September 30, 2001 from $119,701 for the nine months ended September 30, 2000. Included in other income during the nine months ended September 30, 2000 is a settlement from a developer who mutually canceled a sales agreement with the Company for a shopping center project near Atlanta, GA.

Professional Services. Professional services expense increased by $111,667, or 75%, to $261,207 for the nine months ended September 30, 2001 from $149,540 for the nine months ended September 30, 2000. This increase results from the additional professional services required as the Company moves from a formation stage to an operational stage. Legal fees and accounting fees account for the increases in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses increased by $163,978, or 89%, to $347,481 for the nine months ended September 30, 2001 from $183,503 for the nine months ended September 30, 2000. These increases result from the fact that more work is required as the Company moves from a formation stage to an operational stage. Salaries reimbursed to affiliates for maintaining the accounting and investor records of the Company account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses to affiliates increased by $415,939, or 62%, to $1,086,855 for the nine months ended September 30, 2001 from $670,916 for the nine months ended September 30, 2000. This increase is due to the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Property Operating Expenses to Non-affiliates. Property operating expenses to non-affiliates increased by $1,263,403, or 35%, to $4,846,385 for the nine months ended September 30, 2001 from $3,852,982 for the nine months ended September 30, 2000. This increase is due to the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Mortgage Interest to Non-affiliates. Mortgage interest to non-affiliates increased by $945,424, or 16%, to $6,937,005 for the nine months ended September 30, 2001 from $5,991,581 for the nine months ended September 30, 2000. This increase is due to the financing the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased by $2,369,606, or 71%, to $5,690,027 for the nine months ended September 30, 2001 from $3,320,421 for the nine months ended September 30, 2000. This increase is due to the additional properties owned and operated during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Additional Information

Tenants in several of the Company's properties have announced that they have filed for bankruptcy or commenced financial restructuring. Under bankruptcy laws, tenants have the right to affirm or reject their leases with the Company. If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property. If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or affirm their lease at the beginning of the bankruptcy process, there is no assurance that the leases will not be rejected in the future. Once a space is vacated by a bankrupt tenant, the Company's policy is to actively attempt to re-lease the available space. Given this policy, and based on our experience, the Company believes that its reserves against the loss of the rent as a receivable is adequate.

One tenant who had experienced financial losses has decided to close some of its unprofitable stores. This tenant underwent a financial restructuring, however, the tenant continues to make timely rental payments and has remained open for business in the Company's property.

The table below provides a list of tenants involved in such actions.
Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Base Rent	Receivable Balance	Occupancy Status
Countryside	John Rogers	Bankruptcy (3)	1,179	24,311	36,646	Vacant
Countryside	Promedco	Bankruptcy (3)	10,725	139,050	55,741	Partially Released
Lake Walden	Carmike Cinemas	Bankruptcy	25,899	215,221	41,616	Occupied (1)
Lake Walden	Edy's Ice Cream	Bankruptcy (3)	1,244	17,416	7,516	Vacant
Lake Walden	FPA Medical Management	Bankruptcy (3)	5,016	72,832	--	Occupied
Boynton Commons	MVP Hair Salon	Bankruptcy (3)	1,500	38,625	38,100	Vacant
Boynton Commons	Sports Authority	Restructured	42,972	343,776	--	Occupied (1)
Casselberry Commons	Alan David Design	Bankruptcy (3)	3,000	34,500	15,713	Vacant
Casselberry Commons	Service Merchandise	Bankruptcy (4)	13,822	116,250	--	Occupied (1,2)
Casselberry Commons	Shoe World	Bankruptcy	4,000	$ 28,000	$ 7,723	Vacant
Pleasant Hill	Busy Body, Inc.	Bankruptcy	4,000	64,000	5,971	Occupied
Pleasant Hill	Hit or Miss	Bankruptcy (3)	8,000	135,600	67,800	Vacant
Gateway Marketplace	Waccamaw's HomePlace	Bankruptcy (3)	35,000	332,500	42,337	Vacant

(1)  The tenant has been paying rent on a consistent basis.

(2)  At the purchase of the property in which the tenant is located, a master lease was established with the
     seller of this property escrowing funds to assure rent and reimbursements for two years after the      purchase.

(3)  The tenant has rejected the remainder of its lease.

(4)  The tenant has affirmed the remainder of its lease.

In 2000 the Company purchased two properties in Florida with environmental concerns. Substances found on the properties are considered contaminants under Federal environmental law. Although no indemnity has been provided by the seller, based on research conducted by the Company, the potential availability of state funds for cleanup purposes and private insurance coverage purchased by the Company, the Company believes it is adequately protected against losses related to these matters.

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

The calculation of FFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the Company's presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of the Company's performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of the Company's capacity to pay distributions and should not be considered as an alternative to these indicators in evaluating the liquidity or operating performance of the Company.

FFO and funds available for distribution are calculated as follows:
	Nine months ended September 30,
	2001	2000

Net income	$ 5,176,214	$ 1,373,126
Depreciation	5,690,027	3,320,421

Funds from operations (1)	10,866,241	4,693,547

Principal amortization of debt	(190,972)	(176,931)
Straight-line rent receivable (2)	(489,564)	(340,799)
Income received under master lease
agreements and principal escrow (4)	467,446	393,491
Acquisition costs expenses (3)	116,208	110,033

Funds available for distribution	$ 10,769,359	$ 4,679,881
__________________	============	=============

  (1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

  (2) Certain tenant leases contain provisions providing for stepped up rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

  (3) Acquisition costs expenses include certain costs and expenses relating to the acquisition of properties. These costs are estimated to be up to .5% of the Gross Offering Proceeds and are paid from the Gross Offering Proceeds.

  (4) As part of several acquisitions of properties, the Company receives payments under master lease agreements on some of the space which was vacant at the time of the purchase for periods ranging from one to two years from the date of the purchase or until the spaces are leased. In addition, the Company receives payments from other escrow arrangements, GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's properties as of the end of each quarter during 2001 and 2000. N/A indicates the property was not owned by the Company at the end of the quarter.

	2001				2000
Properties:	03/31 (%)	06/30 (%)	09/30 (%)	12/31 (%)	03/31 (%)	06/30 (%)	09/30 (%)	12/31 (%)

Lake Walden Square Plant City, FL	95	95	95		94	94	95	95
Merchants Square Zephyrhills, FL	100	100	100		100	100	100	100
Town Center Commons Kennesaw, GA	93	93	93		93*	93*	93*	93
Boynton Commons Boynton Beach, FL	96	96	100		97*	96*	96*	96*
Lake Olympia Square Ocoee, FL	96	97	98		100	95	95	95
Bridgewater Marketplace Orlando, FL	98	98	95		97*	98*	98*	98
Bartow Marketplace Cartersville, GA	100	100	99		100	100	100	100
Countryside Naples, Fl	97	97	97		98	98	97	97
Casselberry Commons Casselberry, FL	95	95	96		97*	95*	95*	95*
Conway Plaza Orlando, Fl	97	100	99		97*	97*	97*	97*
Pleasant Hill Duluth, GA	96	100	97		N/A	92*	94*	94*
Gateway Marketplace St. Petersburg, Fl	98	100	83		N/A	N/A	98	98
Columbia Promenade Kissimmee, FL	99	100	98		N/A	N/A	N/A	N/A
K-Mart Macon, GA	100	100	100		N/A	N/A	N/A	N/A
Lowe's Home Improvement Center Warner Robins, GA	100	100	100		N/A	N/A	N/A	N/A
West Oaks Town Center Ocoee, FL	91	100	100		N/A	N/A	N/A	N/A
PETsMART - Fredericksburg Fredericksburg, VA	N/A	100	100		N/A	N/A	N/A	N/A
PETsMART - Daytona Beach Daytona Beach, FL	N/A	100	100		N/A	N/A	N/A	N/A
	2001				2000
Properties:	03/31 (%)	06/30 (%)	09/30 (%)	12/31 (%)	03/31 (%)	06/30 (%)	09/30 (%)	12/31 (%)
PETsMART - Chattanooga Chattanooga, TN	N/A	100	100		N/A	N/A	N/A	N/A
Sand Lake Corners Orlando, FL	N/A	96	95		N/A	N/A	N/A	N/A
Woodstock Square Atlanta, GA	N/A	100	96		N/A	N/A	N/A	N/A
Jo-Ann Fabric Alpharetta, GA	N/A	100	100		N/A	N/A	N/A	N/A
Chickasaw Trails Shopping Center Orlando, FL	N/A	N/A	100		N/A	N/A	N/A	N/A
Just for Feet Daytona Beach, FL	N/A	N/A	100		N/A	N/A	N/A	N/A
Skyview Plaza Orlando, FL	N/A	N/A	100		N/A	N/A	N/A	N/A

* As part of the purchase of some of the properties, the Company received payments under master lease agreements on some of the space which was vacant at the time of purchase, which, although space is not physically occupied, the Company receives rent as if a tenant occupied the space; thereby resulting in an economic occupancy ranging from 99% to 100% at September 30, 2001 for each of these shopping centers. The master lease agreements are for periods ranging from one to two years from the purchase date or until the spaces are leased. The percentages in the above table do not include unleased space covered by master lease agreements.

Subsequent Events

On December 28, 2000, the Company purchased approximately 2.72 acres of unimproved land situated in front of a new Home Depot store in Acworth, Georgia. The Company purchased this property with the intention of developing a 16,130 square foot shopping center to be known as Acworth Avenue Retail Shopping Center. Through October 15, 2001 the Company has incurred approximately $1,596,000 of costs in the development of the project. The Company expects additional development costs of approximately $114,000 for a total cost of approximately $2,668,000, or approximately $165 per square foot of leasable space. The Company anticipates the interior buildout of the property will be completed and tenants will begin to occupy the property by the end of 2001. As of October 31, 2001, leases have been signed for approximately 8,730 square feet, or approximately 55% of the center.

The Company paid distributions of $1,734,021 and $1,935,533 to its stockholders in October and November 2001, respectively.

The Company issued 3,332,026 Shares of Common Stock from September 30, 2001 through November 10, 2001, resulting in a total of 30,337,900 Shares of Common Stock outstanding.

The Company purchased Aberdeen Square, a 70,555 square foot shopping center in Boynton Beach, Florida on October 23, 2001 for $6,675,000. We purchased this property with our own funds, but expect to place financing on the property at a later date.

On October 2, 2001 the Company obtained a five year first mortgage on Daytona Beach Just for Feet Store. The $2,000,000 note payable bears interest at a floating rate of LIBOR plus 1.75% and requires monthly payment of interest only.

On October 31, 2001 the Company obtained a five year first mortgage on Chickasaw Trails Shopping Center. The $4,400,000 note payable bears interest at a fixed rate of 6.26% and requires monthly payment of interest only.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements that reflect management's expectations and projections about the Company's future results, performance, prospects and opportunities. The Company has attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "expects," "estimates," "could" or similar expressions. These forward- looking statements are based on information currently available to the Company and are subject to a number of known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things:

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
  uninsured losses;
  risks of failure to qualify as a REIT;
  potential conflicts of interest between the Company and its affiliates including the Advisor; and
  weakening economic conditions.

For further information about these and other risks, uncertainties and factors, please review the disclosure under "Risk Factors" in the Company's Prospectus dated February 1, 2001 and amendments and supplements thereto.

You should not place undue reliance on any forward looking statements. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

The following table shows the debt maturing during the next five years and the weighted average interest rate as of September 30, 2001 related to that debt.
	2001	2002	2003	2004	2005

Maturing debt:
Fixed rate debt	$66,228	$278,462	$301,487	$326,418	$27,898,414
Variable rate debt	--	7,012,500	--	--	5,000,000

Average interest rate on debt:
Fixed rate debt	7.31%	7.31%	7.30%	7.30%	7.21%
Variable rate debt	5.47%	5.47%	5.47%	5.47%	5.50%

The fair value of the Company's debt approximates its carrying amount.

The principal balance of $44,925,000 or 28% of the Company's mortgages payable at September 30, 2001, have variable interest rates averaging 5.47%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Investments in securities at September 30, 200l and December 31, 2000 consist principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

As of January 31, 2001, the Company has sold the following securities in the Initial Offering for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,648;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301,
*		for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds from the Initial Offering as of January 31, 2001.

As of September 30, 2001, the Company has sold the following securities in the Subsequent Offering for the following aggregate offering prices:
*	12,821,435	Shares on a best efforts basis for $126,321,504;
*	304,577	Shares pursuant to the DRP for $2,893,480
*	512,857	Soliciting Dealer Warrants for $410 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(48,837)

Shares repurchased pursuant to the Share Repurchase Program for $447,418, for a net total of 13,097,175 Shares for $128,966,899 of gross offering proceeds from the Subsequent Offering as of September 30, 2001.

The net total of shares and gross offering proceeds from both offerings as of September 30, 2001 are 27,005,874 Shares for $267,551,874. The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of September 30, 2001, 791,688 Soliciting Dealer Warrants have been issued; and the $633 of gross proceeds received for their issuance is not included in the above $199,980,105 of gross offering proceeds.

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
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	880,476	A
Other expenses paid to non-affiliates	5,078,269	A
Total expenses	$17,546,769

Total expenses of $17,546,769, all of which were paid at January 31, 2001. The net offering proceeds to the Company for the Initial Offering period, after deducting the total expenses paid described in the above table, are $121,038,216.

From the February 1, 2001 effective date of the Subsequent Offering through September 30, 2001, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 20,566,708	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	336,834	A
Other expenses paid to non-affiliates	8,214,877	A
Total expenses	$ 12,549,376

The net offering proceeds to the Company for the Subsequent Offering period, after deducting the total expenses paid described in the above table, are $255,002,498. The net offering proceeds to the Company for both offering periods, after deducting the total expenses paid described in the above table, are $237,454,165.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	--	A
Purchase of real estate	$ 233,134,644	E
Acquisition of other businesses	--	A
Repayment of indebtedness	30,578,329	A
Working capital (currently)	2,627,755	E
Temporary investments (currently)	28,886,553	A
Other uses	--	A

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

Report on Form 8-K filed September 27, 2001, date of report, August 1, 2001

Item 5. Other Items.

Report on Form 8-K filed August 28, 2001, date of report, August 27, 2001

Item 7. Financial Statements and Exhibits.

Item 9. Regulation FD Disclosure.

Report on Form 8-K/A filed July 20, 2001, date of report, May 15, 2001.

We filed a Form 8-K dated May 15, 2001 with regard to the acquisition of Sand Lake without the requisite financial information. Accordingly we filed this Form 8-K/A to include that financial information.

Item 7. Financial Statements and Exhibits. The following statements were filed pursuant to this report.

Inland Retail Real Estate Trust, Inc.:

   Consolidated Financial Statements (unaudited) at and for the three months ended March 31, 2001

   Notes to Consolidated Financial Statements at and for the three months ended March 31, 2001

   Pro Forma Consolidated Balance Sheet (unaudited) at March 31, 2001

   Notes to Pro Forma Consolidated Balance Sheet (unaudited) at March 31, 2001

   Pro Forma Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2001

   Notes to Pro Forma Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2001

   Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2000

   Notes to Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2000

Sand Lake:

   Independent Auditors' Report

   Historical Summary of Gross Income and Direct Operating Expenses for the year ended December 31, 2000

   Notes to the Historical Summary of Gross Income and Direct Operating Expenses for the year ended December 31,
      2000

Report on Form 8-K/A, filed July 20, 2001, date of report, June 7, 2001.

We filed a Form 8-K dated June 7, 2001 on June 14, 2001 with regard to the acquisition of JoAnn Fabrics and Woodstock Square Shopping Center without the requisite financial information. Accordingly we filed this Form 8-K/A to include that information.

Item 7. Financial Statements and Exhibits. The following statements were filed pursuant to this report:

Inland Retail Real Estate Trust, Inc.:

   Consolidated Financial Statements (unaudited) at and for the three months ended March 31, 2001

   Notes to Consolidated Financial Statements at and for the three months ended March 31, 2001

   Pro Forma Consolidated Balance Sheet (unaudited) at March 31, 2001

   Notes to Pro Forma Consolidated Balance Sheet (unaudited) at March 31, 2001

   Pro Forma Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2001

   Notes to Pro Forma Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2001

   Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2000

   Notes to Pro Forma Consolidated Statement of Operations (unaudited) for the year ended December 31, 2000

Sand Lake:

   Independent Auditors' Report

   Historical Summary of Gross Income and Direct Operating Expenses for the year ended December 31, 2000

   Notes to the Historical Summary of Gross Income and Direct Operating Expenses for the year ended December 31,
      2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: November 13, 2001

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: November 13, 2001