Form 10-K
period 2001-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2002-03-11
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2001

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
Title of class:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 18, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $368,120,851 (based on the price for which each share was sold).

As of February 18, 2002, there were 41,579,699 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company focuses on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. The Advisor has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

On February 11, 1999, the Company commenced an initial public offering ("Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering of up to 54,000,000 shares on February 1, 2001 (the "Subsequent Offering") on a best efforts basis. As of December 31, 2001, the Company has received subscriptions for a total of 21,607,511 Shares in the Subsequent Offering. In addition, the Company has issued 785,365 Shares pursuant to the Company's DRP. The Initial Offering and the Subsequent Offering are collectively referred to as the "Offerings". As of December 31, 2001, the Company has repurchased a total of 188,507 Shares through the Company's Share Repurchase Program for $1,727,278.

In accordance with the registration statement, the Company has agreed, in some instances, to offer the managing dealer one warrant to purchase one share of common stock for every 25 shares of common stock sold by the managing dealer; herein referred to as "Soliciting Dealer Warrants." The offer is subject to the issuance of a maximum of 2,000,000 warrants. The managing dealer has agreed to pay $0.0008 for each warrant or an aggregate of $1,600 if all 2,000,000 warrants are issued. The holder of the warrant will be entitled to purchase one share of common stock at a price of $12 during the period beginning one year after the date on which that warrant is issued and ending five years from the effective date of the respective offering. Inland Securities Corporation, an affiliate, is the managing dealer. As of December 31, 2001, the Company sold the managing dealer 1,410,473 Soliciting Dealer Warrants for a total of $1,128.

Description of Business

The Company is the general partner of Inland Retail Real Estate Limited Partnership, an Illinois limited partnership (the "Operating Partnership"), organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

As of December 31, 2001, the Operating Partnership owned a portfolio of 40 properties and a land parcel under development. Each of the properties is a shopping center or a single-user retail faciliity, located in Florida, Georgia, North Carolina, South Carolina, Virginia or Tennessee and containing an aggregate of approximately 6,001,710 square feet of gross leasable area ("GLA"). As of December 31, 2001, approximately 99% of GLA in the properties was leased. Construction of a 16,130 square foot shopping center on a land parcel in Acworth, Georgia was completed as of the first quarter 2002 and the tenants are expected to open for business and begin paying rent shortly thereafter.

The Company's headquarters are located at 2901 Butterfield Road, Oak Brook, Illinois 60523 and its telephone number is (630) 218-8000.

Acquisition Strategies

The Company, through entities owned or controlled directly or indirectly by the Company (usually through the formation of Limited Liability Company Agreements "LLCs," for which separate financial records are maintained,) acquires and manages real estate primarily (i) improved for use as retail establishments, principally multi-tenant shopping centers, with GLA ranging from 10,000 to 300,000 square feet, but also including single-user retail facilities; or (ii) improved with other commercial facilities which provide goods or services (all of the foregoing, collectively "Retail Centers" or individually a "Retail Center").

The Retail Centers are located mainly in the states east of the Mississippi River (the Company's "Primary Geographical Area of Investment"), but were initially focused in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also, through entities owned or controlled directly or indirectly by the Company, acquire, among other real estate, single-user commercial properties located anywhere throughout the United States if they are leased on a basis pursuant to which a creditworthy tenant is responsible for the base rent and all costs and expenses in connection with and related to property taxes, insurance, repairs and maintenance applicable to the leased space (a "Triple-Net Lease Basis"), including such properties acquired in sale and leaseback transactions ("Triple-Net Single User Retail Properties Outside the Primary Geographical Area of Investment"). The Retail Centers in the Primary Geographical Area of Investment and the Triple-Net Single-User Retail Properties Outside the Primary Geographical Area of Investment are collectively referred to as the Company's "Primary Property Investments."

Each property and acquired, or considered or proposed to be acquired, by the Company, directly or indirectly, is referred to as a "Property" and all of such properties are collectively referred to as the "Properties."

Key elements of the Company's acquisition strategy include:

  Selectively acquiring diversified and well-located Properties of the type described as the Company's Primary Property Investments.

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

  In general, limiting mortgage indebtedness to an aggregate amount not to exceed 55% of the combined fair market value of all of its Properties, however the Company's articles of incorporation provides for borrowings not to exceed 300% of the Company's net assets (which is defined to mean generally the Company's total assets (other than intangibles) at cost, before deducting depreciation and other non-cash reserves, less total liabilities, calculated at least quarterly). The proceeds from any such financings will be used primarily to allow the Company to acquire additional Properties. See "Financing Strategy." The anticipated amount of leverage will be achieved over time; however, initially the aggregate financing on the Properties will exceed 55% of their combined fair market value.

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

Financing Strategy

Generally, the Company intends to acquire Properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each Property in cash or for Shares, LP Units, Interests, or a combination of the foregoing. However, if it is determined to be in the best interest of the Company, the Company will, in certain instances, incur indebtedness to acquire Properties. With respect to Properties purchased on an all-cash basis (or for Shares, LP Units, Interests, or a combination thereof), the Company may later incur mortgage indebtedness by obtaining loans secured by selected Properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional Properties. The Company may also incur indebtedness to finance improvements to its Properties. The Company anticipates that, in general, aggregate financings secured by all of the Company's Properties will not exceed 55% of their combined fair market value. The Company's Articles of Incorporation provide that the aggregate amount of borrowing in relation to the Company's Net Assets shall, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, not exceed 300% of Net Assets. Any excess in borrowing over such 300% of Net Assets level shall be (i) approved by a majority of the Company's Independent Directors, (ii) disclosed to stockholders in the Company's next quarterly report to stockholders, along with justification for such excess, and (iii) subject to approval of the stockholders.

Developments During the 2001 Fiscal Year

During 2001, the Company invested approximately $403,080,750 for the acquisition of 18 shopping centers and 9 single user retailer facilities purchased containing a total GLA of approximately 3,928,007 square feet. See Item 2 for a more detailed description of these properties. The Company has also acquired a 65% membership in Hendon Stonebridge, LLC for approximately $2,860,000. Hendon Stonebridge, LLC owns a 160,188 square foot shopping center in Georgia.

Tax Status

The Company is qualified and has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

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

Business Risks

The Southeast markets in which the Company's properties are located experienced an economic slowdown during 2001. The terrorist attacks in New York and Washington on September 11, 2001 and the resulting nationwide slowdown in airline traffic and tourism, had a further impact on the local economies where the Company's properties are located. The Company has not observed any material immediate effects on its operations as a result of these events. The Company believes that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at the Company's properties to a large extent consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

Revenue from our properties depends on the amount of our tenants' retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some of our leases provide for base rent plus contractual base rent increases. A number of our leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. As of December 31, 2001, nine of our over 600 tenants paid percentage rent totaling an aggregate of approximately $70,000, or less than 1% of our rental income for the year ended December 31, 2001.

Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we derive from percentage rent leases could decline upon a general economic downturn. Currently, there has been no appreciable change in the amount of percentage rental income received in the past year.

All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is Publix Supermarkets, which has fourteen leases totaling 622,744 square feet, or approximately 9.2% of the total gross leasable area ("GLA") owned by the Company. Annualized base rental income of these lease are $4,915,655, or approximately 7.0% of the total annualized base income based on the Company's portfolio of Properties as of February 18, 2002.

PETsMART, the second largest tenant, is an anchor tenant in six shopping centers and in three single user retailer properties owned by the Company, whose gross rental income from its nine stores in the Company's properties represents 3.7% of the Company's total gross rental income from all of its properties as of February 18, 2002.

The loss of these tenants or any other major tenant of the Company or their inability to pay rent could have an adverse effect on the Company's business. See the Additional Information section on pages 28 and 29.

The Company's thirty-one shopping centers and nine free standing single-retail buildings are occupied by many different types of retail tenants. Department discount stores, such as Kmart, Wal-Mart and Ross Dress, occupy approximately 19% of the gross leasable area and provide approximately 11% of the annual base rent as of February 18, 2002. Grocery Stores occupy 14% of the gross leasable area and provide approximately 11% of annual base rents. Clothing stores occupy 13% of the gross leasable area and provide approximately 13% of annual base rents

Employees

As of December 31, 2001 and 2000, the Company had one direct employee. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

The Company is in the business of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of shopping centers and free- standing properties. The Company internally evaluates each property individually as a segment.

Item 2. Properties

As of December 31, 2001, the Company, through separate limited partnerships, limited liability companies or joint venture agreement, has acquired fee ownership of thirty-one shopping centers and nine free standing single-user retail buildings containing an aggregate of approximately 6,001,710 gross leasable square feet located in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia.
	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/01	12/31/01	Tenants*

Shopping Centers

Lake Walden Square
Plant City, FL	261,897	05/99	1992	$ 9,825,487	34	Kash N' Karry Foods
						Kmart
						Carmike Cinemas
Merchants Square
Zephyrhills, FL	74,849	06/99	1993	3,167,437	12	Kash N' Karry Foods
						Fashion Bug

Town Center Commons
Kennesaw, GA	72,108	07/99	1998	4,750,000	13	JC Penney Home Store
						Baptist Book Store

Boynton Commons
Boynton Beach, FL	210,488	07/99	1998	15,125,000	19	Sports Authority
						Bed, Bath & Beyond
						Barnes & Noble
						PETsMART

Lake Olympia Square
Ocoee, FL	87,456	09/99	1995	5,631,788	19	Winn-Dixie
						Tutor Time Child Care Systems

Bridgewater Marketplace
Orlando, FL	58,050	09/99	1998	2,987,500	12	Winn-Dixie

Bartow Marketplace
Cartersville, GA	375,067	09/99	1995	13,475,000	18	Wal-Mart
						Lowe's Home Center

Countryside Shopping Center
Naples, FL	73,986	10/99	1997	4,300,000	8	Winn-Dixie

Casselberry Commons
Casselberry, FL	228,616	12/99	1973/	8,703,000	39	Ross Stores
			1998			Publix

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/01	12/31/01	Tenants*

Conway Plaza
Orlando, FL	117,723	02/00	1985/	5,000,000	24	Bealls
			1999			Publix

Pleasant Hill Square
Duluth, GA	282,137	05/00	1997/	17,120,000	21	JC Penney
			2000			Toys R Us
						JoAnn Fabrics

Gateway Market Center
St. Petersburg, FL	231,326	07/00	1999/	15,637,500	16	Bealls
			2000			Publix
						TJ Maxx
						Office Depot

Columbia Promenade
Kissimmee, FL	65,883	01/01	2000	5,400,000	16	Publix
						Supercuts
						Dollar Store

West Oaks
Ocoee, FL	66,539	03/01	2000	4,900,000	10	Michaels
						State Farm
						Family Christian Store

Sand Lake Corners
Orlando, FL	189,741	05/01	1998/	11,900,000	40	Bealls
			2000			Staples
						Quizno's
						PETsMART
						Dollar Tree
Woodstock Square
Atlanta, GA	218,819	06/01	2001	14,000,000	24	Kohl's
						OfficeMax
						Old Navy
						PETsMART
						Ulta
						GNC
Chickasaw Trails Shopping Center
Orlando, FL	76,067	08/01	1994	4,400,000	17	Publix
						Blockbuster
						Subway
						Radio Shack

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/01	12/31/01	Tenants*

Skyview Plaza
Orlando, FL	281,247	09/01	1994/	10,875,000	34	Publix
			1998			Kmart
						Walgreens
						Blockbuster

Stonebridge Square (JV)
Roswell, GA	160,188	10/01	2001	-	-	Kohl's
						Linens N Things

Aberdeen Square
Boynton Beach, FL	70,555	10/01	1990	3,670,000	19	Publix

Brandon Boulevard Shoppes
Brandon, FL	85,377	11/01	1994	-	13	Publix
						Blockbuster
						Subway
						Pizza Hut
						Hallmark

Creekwood Crossing
Bradenton, FL	227,085	11/01	2001	14,000,000	21	Kmart
						Bealls
						Subway

Eisenhower Crossing
Macon, GA	269,819	11/01	2001	16,375,000	17	Old Navy
						Staples
						Michaels
						Marshalls
						Goody's

Anderson Central
Anderson, SC	223,211	11/01	1999	11,000,000	17	Wal-Mart
						Dollar Tree
						Blockbuster
						Radio Shack

Abernathy Square
Atlanta, GA	131,649	12/01	1983/	-	46	Publix
			1994			Applebee's
						Starbucks

Steeplechase Plaza						Publix
Ocala, FL	87,380	12/01	1993	-	17	Walgreens
						Bealls

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/01	12/31/01	Tenants*

Citrus Hills
Citrus Hills, FL	67,327	12/01	1994	-	11	Publix
						Blockbuster

Douglasville Pavilion
Douglasville, GA	267,010	12/01	1998	20,000,000	22	Goody's
						OfficeMax
						Marshalls

Venture Boulevard
Duluth, GA	334,620	12/01	1996	13,333,600	12	Kohl's
						Hallmark
						Hobby Lobby

Southlake Pavilion
Morrow, GA	453,142	12/01	1996/	39,740,000	34	Old Navy
			2001			Linens N Things
						Staples
						Barnes & Noble

Fayetteville Pavilion
Fayetteville, NC	257,885	12/01	1998/	20,133,000	20	Food Lion
			2001			Marshalls
						Radio Shack
						Michaels
Single-User Retail

Kmart
Macon, GA	102,098	02/01	2000	4,655,000		Kmart

Lowe's Home Improvement Center
Warner Robbins, GA	131,575	02/01	2000	4,845,000		Lowe's

PETsMART- Fredericksburg
Fredericksburg, VA	26,067	04/01	1997	1,435,000		PETsMART

PETsMART-Daytona Beach
Daytona Beach, FL	26,194	04/01	1996	1,361,200		PETsMART

PETsMART-Chattanooga
Chattanooga, TN	26,040	04/01	1995	1,303,800		PETsMART

Jo-Ann Fabrics
Alpharetta, GA	38,418	06/01	2000	2,450,000		Jo-Ann Fabrics

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acq.	Renovated	12/31/01	12/31/01	Tenants*

Just For Feet
Daytona Beach, FL	22,255	08/01	1998	2,000,000		Just For Feet

Eckerd Drug Store
Greenville, SC	10,908	11/01	2001	-		Eckerd Drug Store

Eckerd Drug Store
Spartanburg, SC	10,908	12/01	2001	-		Eckerd Drug Store

Development Project

Acworth
Acworth, GA	N/A	12/00	N/A	-	-
	6,001,710			$313,499,312 1

* Major tenants include tenants leasing more than 10% of the gross leasable area of a property.

(JV ) Joint Venture. The Company acquired a 65% membership interest in Hendon Stonebridge, LLC, which owns 100% fee simple interest in the retail property known as Stonebridge Square Shopping Center.

See Schedule III on page 55 for initial property costs.

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

The following table lists the approximate physical occupancy levels for the Company's investment properties as of December 31, 2001, 2000 and 1999. N/A indicates the property was not owned by the Company at the end of the year.

	2001	2000	1999
Properties:	(%)	(%)	(%)

Lake Walden Square, Plant City, FL	95	95	94
Merchants Square, Zephyrhills, FL	100	100	100
Town Center Commons, Kennesaw, GA	93	93	100
Boynton Commons, Boynton Beach, FL	100*	96*	95*
Lake Olympia Square, Ocoee, FL	93	95	100
Bridgewater Marketplace, Orlando, FL	97*	98	92*
Bartow Marketplace, Cartersville, GA	99	100	100
Countryside Shopping Center, Naples, FL	85	97	98
Casselberry Commons, Casselberry, FL	92*	95*	97*
Conway Plaza, Orlando, FL	100*	97*	N/A
Pleasant Hill Square, Duluth, GA	97*	94*	N/A
Gateway Market Center, St. Petersburg, FL	83	98	N/A
Columbia Promenade, Kissimmee, FL	98*	N/A	N/A
Kmart, Macon, GA	100	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	N/A	N/A
West Oaks Town Center, Ocoee, FL	100*	N/A	N/A
PETsMART - Fredericksburg, Fredericksburg, VA	100	N/A	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	N/A	N/A
PETsMART - Chattanooga, Chattanooga, TN	100	N/A	N/A
Sand Lake Corners, Orlando, FL	97*	N/A	N/A
Woodstock Square, Atlanta, GA	99*	N/A	N/A
Jo-Ann Fabric, Alpharetta, GA	100	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	N/A	N/A
Just for Feet, Daytona Beach, FL	100	N/A	N/A
Skyview Plaza, Orlando, FL	100	N/A	N/A
Aberdeen Square, Boynton Beach, FL	96*	N/A	N/A
Brandon Boulevard Shoppes, Brandon, FL	93*	N/A	N/A
Creekwood Crossing, Bradenton, FL	96	N/A	N/A
Eisenhower Crossing, Macon, GA	91*	N/A	N/A
Anderson Central, Anderson, SC	100	N/A	N/A
Eckerd Drug Store, Greenville, SC	100	N/A	N/A
Eckerd Drug Store, Spartanburg, SC	100	N/A	N/A
Abernathy Square, Atlanta, GA	92	N/A	N/A
Steeplechase Plaza, Ocala, FL	100*	N/A	N/A
Citrus Hills, Citrus Hills, FL	100*	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100*	N/A	N/A
Venture Boulevard, Duluth, GA	100*	N/A	N/A
Southlake Pavilion, Morrow, GA	100*	N/A	N/A
Fayetteville Pavilion, Fayetteville, NC	100*	N/A	N/A

* As part of the purchase of these Properties, the Company is entitled to receive payments in accordance with the master lease agreements for space which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period from one to three years from the purchase date. The percentages, in the table above, do not include non-revenue producing space covered by the master lease agreements. The master lease agreements combined with the physical occupancy results in an economic occupancy range from 85% to 100%.

Item 3. Legal Proceedings

The Company is not subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for the Company's shares of common stock ("Shares"). The per Share estimated value shall be deemed to be the offering price of our Shares, which is currently $10.00 per Share. This valuation is supported by the fact that the Company is currently selling Shares to the public at a price of $10.00 per Share as of February 18, 2002.

On February 1, 2001, the Company commenced a follow-on offering on a best effort basis of up to 50,000,000 Shares. This follow-on offering expired on February 1, 2002, but was extended by the Company to a date no later than February 1, 2003.

The Company will provide the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The DRP will, subject to certain Share ownership restrictions, allow stockholders who purchase Shares in an offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and, are made at a price of $9.50 per Share. That price will continue to be used until the public offering price per Share in the offering is increased from $10 per Share (if it is ever increased) or until the termination of the offering, whichever first occurs. Thereafter, participants may acquire Shares under the DRP at a price equal to 95% of the "market price" of a Share on the date of purchase until such time (if ever) as the Shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, Shares purchased by the Company for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

The Share Repurchase Program ("SRP") may, subject to certain restrictions, provide eligible stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company. The prices at which Shares may be sold back to the Company are as follows:

  During the offering period (which will end on or before February 1, 2003) at $9.05 per Share;

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

Stockholders

As of February 18, 2002, there were 10,561 stockholders of record of the Company.

Distributions

The Company has been paying monthly distributions since June 1999. The table below depicts the distribution levels from the inception of the Company. The rate shown is the annual per Share amount.

Rate (per Share per annum)	Declared Date	Distribution Date
$ .70	June 1, 1999	June 7, 1999
$ .73	July, 1, 1999	August 7, 1999
$ .75	November 1, 1999	December 7, 1999
$ .76	April 1, 2000	May 7, 2000
$ .77	August 1, 2000	September 7, 2000
$ .78	October 1, 2000	November 7, 2000
$ .80	December 1, 2000	January 7, 2001
$ .81	September 1, 2001	October 7, 2001

The Company declared distributions to stockholders per weighted average number of Shares outstanding during the years ended December 31, 2001, 2000 and 1999 totaling $.81, $.77 and $.72, respectively. Of these amounts, $.49, $.42 and $.16 qualifies as distributions taxable as ordinary income and $.32, $.35 and $.56 constitutes a return of capital for Federal income tax purposes for the years ended December 31, 2001, 2000 and 1999, respectively.

As of February 18, 2002 the Company has sold the following securities for the following offering prices: In September 1998, Inland Retail Real Estate Advisory Services, Inc. the Advisor, purchased from the Company 20,000 Shares for $10.00 per Share, for an aggregate purchase price of $200,000 in connection with the Company's organization. The

Advisor also made a capital contribution to Inland Retail Real Estate Limited Partnership (the "Operating Partnership") in the amount of $2,000 in exchange for 200 LP Common Units of the Operating Partnership. The 200 LP Common Units received by the Advisor may be exchanged, at the option of the Advisor, for 200 Share of the Company. No sales commissions or other consideration was paid in connection with such sales, which were consummated without registration in Section 4(2) of the Act as transactions not involving any public offering.

Options to purchase an aggregate of 12,000 Shares at an exercise price of $9.05 per Share have been granted to the Independent Directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 Shares as to each of the Independent Directors plus options for 500 Shares each on the date of the first annual meeting and 500 Shares each on the date of the second annual meeting). Such options were granted without registration under the Act in reliance upon the exemption from registration in Section 4(2) of the Act as transactions not involving any public offering. None of such options have been exercised. Therefore, no Shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

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

As of January 31, 2001, the Company has sold the following securities in the Initial Offering for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,648;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301,
*		for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds from the Initial Offering as of January 31, 2001.

As of December 31, 2001, the Company has sold the following securities in the Subsequent Offering for the following aggregate offering prices:
*	21,587,511	Shares on a best efforts basis for $214,065,305;
*	503,540	Shares pursuant to the DRP for $4,783,634
*	863,501	Soliciting Dealer Warrants for $690 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:
-16-
	(128,032)	Shares repurchased pursuant to the Share Repurchase Program for $1,179,977.
*		For a net total of 21,963,019 Shares for $217,668,962 of gross offering proceeds from the Subsequent Offering as of December 31, 2001.

The net total of shares and gross offering proceeds from both Offerings as of December 31, 2001 are 35,871,718 Shares for $356,253,647. The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of December 31, 2001, 1,410,473 Soliciting Dealer Warrants have been issued; and the $1,128 of gross proceeds received for their issuance is not included in the above $356,253,647 of gross offering proceeds.

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

From the February 1, 2001 effective date of the Subsequent Offering through December 31, 2001, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 17,888,984	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	624,478	A
Other expenses paid to non-affiliates	3,275,329	A
Total expenses	$ 21,788,791

The net offering proceeds to the Company for the Subsequent Offering period, after deducting the total expenses paid described in the above table, are $195,879,733. The net offering proceeds to the Company for both offering periods, after deducting the total expenses paid described in the above table, are $316,918,087 .

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 2,743,210	A
Purchase of real estate	$ 245,074,842	E
Acquisition of other businesses	--	A
Repayment of indebtedness	30,039,880	A
Working capital (currently)	3,504,426	E
Temporary investments (currently)	35,755,729	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, the Company temporarily invested net offering proceeds in short-term interest bearing accounts

Item 6. Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

For the years ended December 31, 2001, 2000 and 1999

(not covered by the Independent Auditors' Report)
	2001	2000	1999

Total assets	$631,587,819	218,187,913	143,988,136

Mortgages payable	$313,499,312	108,399,911	93,099,852

Total income	$37,754,763	22,123,913	6,030,093

Net income	$7,992,643	2,060,514	167,996

Net income per common share, basic and diluted (a)	$.37	.24	.07

Distributions declared	$17,491,342	6,615,454	1,396,861

Distributions per common share (a)	$.81	.77	.72

Funds From Operations (a)(b)	$16,316,666	6,642,262	1,397,319

Funds available for distribution (b)	$17,153,309	6,478,653	1,449,161

Cash flows provided by operating activities	$21,274,109	5,603,580	2,647,680

Cash flows used in investing activities	$(307,133,043)	(67,307,169)	(34,426,975)

Cash flows provided by financing activities	$285,728,779	71,498,936	46,446,459

Weighted average number of common shares outstanding, basic and diluted	21,682,783	8,590,250	2,522,628

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

  The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.81 per share distributions for the year ended December 31, 2001, represented 107% of the Company's Funds From Operations ("FFO") and 102% of funds available for distribution for that period. See Footnote (b) below for information regarding the Company's calculation of FFO. Distributions by the Company of its current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares. For the year ended December 31, 2001, $6,952,808 (or 39.75% of the $17,491,342 distributions declared for 2001) represented a return of capital. The balance of the distributions constitutes ordinary income. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 90% of its REIT taxable income, or approximately $9,480,398 for 2001. REIT taxable income does not include net capital gains. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by the Company's Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, the Company's financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, the Company's capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

	2001	2000	1999

Net income	$7,992,643	2,060,514	167,996
Depreciation	8,324,023	4,581,748	1,229,323

Funds from operations (1)	16,316,666	6,642,262	1,397,319

Principal amortization of debt	(257,199)	(237,561)	(109,916)
Deferred rent receivable (2)	(746,929)	(493,180)	(135,116)
Acquisition cost expenses (3)	164,788	148,494	83,587
Income received under master lease agreements and principal escrow (4)	1,675,983	418,638	213,287

Funds available for distribution	$17,153,309	6,478,653	1,449,161
	=========	=========	=========

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

  As part of ten purchases, the Company receives payments under master lease agreements on some of the space which was not producing rent at the time of the purchase, for periods ranging from one to three years from the date of the purchase or until the spaces are leased. In addition, the Company received payments from other escrow arrangements. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. On certain properties purchased, the Company received rental prorations relating to periods prior to the purchase date. GAAP also requires that these amounts be recorded as a reduction in the purchase price of the properties rather than as rental income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the year ended December 31, 2001 to the year ended December 31, 2000 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report and in the Company's consolidated financial statements. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

The terms capitalized in this section, but without definition, have the meaning set forth in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

The Southeast market in which the Company's properties are located experienced an economic slowdown during 2001, in line with the nation's slowing economy. The terrorist attacks in New York and Washington on September 11, 2001 and the resulting nationwide slowdown in airline traffic and tourism had a further impact on the local economies where the Company's properties are located. The Company has not observed any immediate effects on its operations as a result of these events. The Company believes that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at the Company's properties to a large extent consist of retailers: (1) who serve primary non-discretionary shopping needs, such a grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

As of December 31, 2001, the Operating Partnership owned a portfolio of 40 properties and a land parcel under development. Each of the properties is a shopping center, located in Florida, Georgia, North Carolina, South Carolina, Virginia or Tennessee and containing an aggregate of approximately 6,001,710 square feet of gross leasable area ("GLA"). As of December 31, 2001, approximately 99% of GLA in the properties was leased. Construction of a 16,130 square foot shopping center on a land parcel in Acworth, Georgia was completed as of the first quarter 2002 and the tenants are expected to open for business and begin paying rent shortly thereafter.

Critical Accounting Policies

General.

The following disclosure pertains to critical accounting policies management believes are most "critical" to the portrayal of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (GAAP.) GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Property. In order to ascertain the value of an investment property management takes into consideration many factors which require difficult, subjective or complex judgments to be made. These judgments require management to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among others. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole by management in determining the valuation. The valuation is sensitive to the actual results of any these uncertain factors, either individually or taken as a whole. Should the actual results, differ from management's judgment, the valuation could be negatively effected. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property and on management's assumptions about uncertain inherent factors.

Master Leases. In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces either at the time or subsequent to the purchase. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions utilized in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period from one to three years. There is no assurance that upon the expiration of the master leases agreements that the valuation factors pertaining to rent and occupancy assumed by management will be met. Should the actual results, differ from management's judgment, the property valuation could be negatively or positively effected.

Valuation of accounts and rents receivable. Management takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history, and financial strength of the tenant, which taken as a whole determines the valuation.

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

Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. Management anticipates that during the current year the Company will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites, and (iii) continue to pay distributions to stockholders and is expected to be funded mainly from proceeds of the Company's public Offerings of Shares, cash flows from operating activities, financings and other external capital resources available to the Company.

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

If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Management believes that the Company's current capital resources (including cash on hand) are sufficient to meet its liquidity needs for the foreseeable future.

Liquidity

Offerings. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering") on a best efforts basis of up to (i) 50,000,000 Shares to the public at a price of $10 per Share, (ii) 4,000,000 Shares to participants in the Company's distribution reinvestment program ("DRP") at a price of $9.50 per Share, (iii) 2,000,000 soliciting dealer warrants ("Soliciting Dealer Warrants") issuable to Inland Securities Corporation, the managing dealer of the Initial Offering (the "Dealer Manager"), at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the Initial Offering, and (iv) 2,000,000 Shares issuable upon the exercise of the Soliciting Dealer Warrants issued during the Initial Offering at a price of $12.00 per Share. The Initial Offering terminated on January 31, 2001 and a total of 13,687,349 Shares were sold to the public resulting in gross proceeds of $136,454,648. As of January 31, 2001, the Company had repurchased 60,475 Shares for $ 547,301 pursuant to its Share Repurchase Program. In addition, the Advisor purchased 20,000 Shares for $200,000 preceding the commencement of the Initial Offering.

On February 1, 2001, the Company commenced a follow-on public offering (the "Subsequent Offering") on a best efforts basis of up to (i) 50,000,000 additional Shares at a price of $10 per Share, (ii) 4,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 2,000,000 Soliciting Dealer Warrants, and (iv) 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The Subsequent Offering expired on February 1, 2002, but was extended by the Company to a date no later than February 1, 2003. The Initial Offering and the Subsequent Offering are collectively referred to as the "Offerings."

As of December 31, 2001 and 2000, subscriptions for a total of 35,294,860 and 12,680,875 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to the Advisor. In addition, the Company distributed 785,365 and 253,680 Shares pursuant to the Company's DRP as of December 31, 2001 and 2000, respectively. As of December 31, 2001 the Company has repurchased 188,507 Shares and has issued Soliciting Dealer Warrants to acquire 1,410,473 Shares. As a result of such sales and repurchases, the Company has received a net total of $356,453,647 of Gross Offering Proceeds as of December 31, 2001. The Advisor has guaranteed payment of all public offering expenses

(excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds of each of the Initial Offering and the Subsequent Offering or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the Gross Offering Proceeds of the respective Offering. As of December 31, 2001 and 2000, organizational and offering costs totaling $39,335,560 and $16,521,606, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

As of December 31, 2001, 1,410,473 Soliciting Dealer Warrants were sold to the Dealer Manager for a total of $1,128 and none of the Soliciting Dealer Warrants had been exercised for Shares.

Line of Credit. On December 20, 2001, the Company has secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit had a maturity date of March 27, 2002 and carries interest at the rate of 1.75% over LIBOR per annum. The funds from this line of credit were used to purchase a property in December 2001. This line of credit is secured by second mortgages on three properties owned by the Company which also have first mortgages with this bank. This line of credit has been extended to March 27, 2003.

Stockholder Liquidity. The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity for stockholders until such time as a market for the Shares develops:

The DRP allows stockholders who purchase Shares pursuant to the Offerings to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share. As of December 31, 2001, the Company distributed 785,365 shares pursuant to the DRP for an aggregate of $7,460,972.

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

Shares purchased by the Company will not be available for resale. As of December 31, 2001, 188,507 Shares had been repurchased at the aggregate cost of $1,727,278.

Capital Resources

As of December 31, 2001, the Operating Partnership owned a portfolio of 40 properties and a land parcel under development. Each of the properties is a shopping center or single-user free standing retail building, located in Florida, Georgia, North Carolina, South Carolina, Virginia or Tennessee and containing an aggregate of approximately 6,001,710 square feet of GLA. As of December 31, 2001, approximately 99% of GLA in the properties was leased. Construction of a 16,130 square foot shopping center on a land parcel in Acworth, Georgia was completed as of the first quarter 2002 and the tenants are expected to open for business and begin paying rent shortly thereafter.

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

The Company is currently working with lenders to obtain new financing to pay off the loans that mature in 2002. The Company also expects to use proceeds from the offering to payoff a portion of the loans maturing in 2002. As part of its financing strategy, the Company prepares packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to the Company. The Company believes that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2002 have been prepared and are currently being disseminated to lenders. The company is confident it will obtain new long term financing to achieve the strategy objective.

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

Cash Flows From Operating Activities

Net cash generated by operating activities was $21,274,109, $5,603,580 and $2,647,680 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2001 compared to prior years is due primarily to the additional rental revenues and income generated from the operations of twelve properties owned at the beginning of the year plus 28 properties purchased during the year ended December 31, 2001, compared to the rental revenues and income generated from the operations of nine properties owned for the entire year ended December 30, 2000 plus three properties purchased during 2000. The increase in net cash provided by operating activities in the year ended December 2000 compared to the year ended December 31, 1999 is due to the Company's purchase of its first property in May 1999 and acquired eight other properties thought out the remainder of 1999.

Cash Flows From Investing Activities

Cash flows used in investing activities were $307,133,043, $67,307,169 and $34,426,975 for the years ended December 31, 2001, 2000 and 1999, respectively. The cash flows used in investing activities were primarily due to the acquisition of 28, 3, and 9 properties for approximately $292,700,000, $64,700,000, and $32,900,000 during the years ended December 31, 2001, 2000 and 1999.

The Company made its first joint venture investment during the year ended December 31, 2001 by purchasing a membership interest for $2,876,869 including acquisition due diligence costs.

The Company's investment in securities at December 31, 2001 and 2000 consists principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. The Company purchased investment securities in the year ended December 31, 2001 in the amount of approximately $ 5,200,000, increasing its margin account by approximately $2,800,000. The Company purchased investment securities of approximately $1,300,000 and increased its margin account by approximately $400,000 for the same period in 2000. The Company did not have any investments in stock during the year ended December 1999.

Cash Flows From Financing Activities

Cash provided by financing activities was $285,728,779, $71,498,936 and $46,446,459 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $206,250,000, $62,810,000, and $48,910,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company also generated approximately $104,800,000 and $37,800,000 from the issuance of new mortgages secured by thirty three and three of its properties for the years ended December 31, 2001 and 2000. In 1999 the Company purchased all its properties subject to debt and incurred no additional debt on its own behalf. The Company also paid approximately $15,960,000, $6,100,000, and $1,070,000 in dividends to its stockholders for the year ended December 31, 2001, 2000, and 1999. The increased capital balances and increased dividend rate from $.70 per Share to $.81 per Share for the three years ended December 31, 2001 resulted in the increases in dividends declared. The Company also used approximately $6,980,000, $22,500,000 and $1,210,000 for the paydown of one, nine, and one mortgages secured by its properties for the years ended December 31, 2001, 2000, and 1999.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor. Management of the Company is responsible for oversight of services outsourced which includes services provided by affiliates of the Advisor for core business processes. Significant business processes provided by affiliates consist of services pertaining to asset management of the Company, raising capital through offerings and financings, professional services including due diligence of prospective investment property acquisitions, general and administrative matters, loan servicing pertaining to the monthly processing of debt payments and property management and leasing. Costs incurred by the Company for services provided by affiliates for the years ending December 31, 2001, 2000 and 1999 consist of offering costs of $58,623,290, $23,429,291 and $12,843,646, general and administrative expenses and professional services of $538,306, $257,840 and $683,055, loan servicing fees of $59,469, $48,322 and $14, 281, mortgage financing fees of $177,436 $23,438 and $46,950, advisor asset management fees of $0, $120,000 and 0, professional services and property management and leasing fees of $1,605,492, $926,978 $203,235.

Related Party Transactions. Three individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion and Fayetteville Pavilion. The Company formed the LLCs with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company controls the LLC and retains all economic burdens and benefits of ownership of the respective properties. As consideration for IREIC's guaranty of the loans, the Company pays IREIC an annual fee equal to 1/8% of the outstanding loan balance, to be paid monthly. The Consolidated Financial Statements include the joint venture LLCs with IREIC and no provision for their minority interests have been reflected.

Results of Operations

General

The following discussion is based primarily on the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. The schedule excludes Stonebridge Square, the joint venture investment.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
Total	39	5,841,522	$ 594,139,001

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $28,247,866 for the year ended December 31, 2001, resulting in an increase of $11,898,403 and $23,908,272 compared to rental income of $16,349,483 and $4,339,614 for the years ended December 31, 2000 and 1999 respectively. This increase is due primarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the years ended December 31, 2000 and 1999.

Additional Rental Income. Additional rental income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased by $2,291,257 and $5,572,477 to $7,025,345 for the year ended December 31, 2001 from $4,734,088 and $1,452,868 for the years ended December 31, 2000 and 1999, respectively. This increase is due primarily to the additional properties owned and operated during the year ended December 31, 2001 as compared to the years ended December 31, 2000 and 1999.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by the Company. Interest and dividend income increased by $1,258,797, and $1,865,549, to $2,103,810 for the year ended December 31, 2001 from $845,013 and $237,261 for the years ended December 31, 2000 and 1999. This increase is due primarily to the additional funds held in interest bearing instruments during the year ended December 31, 2001. This increase has been offset by decreases in the interest rates of the short term instruments that the Company invests in. Also included is interest earned on a $1,100,000 second mortgage receivable outstanding throughout 2001.

Other Income. Other income increased by $54,854 and $249,833 for the year ended December 31, 2001 to $250,183 from $195,329 and $350 for the years ended December 31, 2000 and 1999, respectively. Included in other income during the year ended December 2001 is the income from the Company's investment in a joint venture. Included in other income during the year ended December 31, 2000 is a settlement from a developer who canceled a sales agreement with the Company for a shopping center project near Atlanta, GA.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased by $189,539 and $300,990 to $377,834 for the year ended December 31, 2001 from $188,295 and $76,844 for the years ended December 31, 2000 and 1999. This increase results from additional professional services required as the Company moves from a formation stage to an operational stage. Legal fees and accounting fees account for the increases in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consists of salaries and computerized information services costs reimbursed to affiliates for maintaining the accounting and investor records of the Company. These expenses increased by $263,614 and $370,679 to $515,317 for the year ended December 31, 2001 from $251,703 and $144,638 for the years ended December 31, 2000 and 1999, respectively. This increase result from the additional work load required as the Company moves from a formation stage to an operational stage. Salaries reimbursed to affiliates for maintaining the accounting and investor records of the Company account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased by $737,983 and $1,461,726 to $1,664,961 for the year ended December 31, 2001 from $926,978 and $203,235 for the years ended December 31, 2000 and 1999 respectively. This increase is due to the additional properties owned and operated as well as the related mortgages obtained during the year ended December 31, 2001 as compared to the years ended December 31, 2000 and 1999.

Property Operating Expenses to Non-Affiliates. Property operating expenses consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased by $3,142,504 and $6,825,865 to $8,494,688 for the year ended December 31, 2001 from $5,352,184 and $1,668,823 for the years ended December 31, 2000 and 1999 respectively. This increase is due to the additional properties owned and operated during the year ended December 31, 2001 as compared to the years ended December 31, 2000 and 1999.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased by $1,585,634 and $7,346,367 to $9,712,221 for the year ended December 31, 2001 from $8,126,587 and $2,365,854 for the years ended December 31, 2000 and 1999 respectively. This increase is due to the financing of additional properties owned and operated during the year ended December 31, 2001 as compared to the years ended December 31, 2000 and 1999. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased by $3,742,275 and $7,094,700 to $8,324,023 for the year ended December 31, 2001 from $4,581,748 and $1,229,323 for the years ended December 31, 2000 and 1999 respectively. This increase is due to the additional properties owned and operated during the year ended December 31, 2001 as compared to the year ended December 31, 2000 and 1999.

Additional Information

Tenants in several of the Company's properties have announced that they have filed for bankruptcy or commenced financial restructuring. Under bankruptcy laws, tenants have the right to affirm or reject their leases with the Company. If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property. If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or affirm their lease at the beginning of the bankruptcy process, there is no assurance that the leases will not be rejected in the future. In addition certain tenants may undergo restructuring and may close some unprofitable stores. Once a space is vacated by a bankrupt or restructured tenant, the Company's policy is to actively attempt to re-lease the available space. Given this policy, and based on our experience, the Company believes that its reserves against the loss of the rent as a receivable are adequate.

The table below includes tenants that are currently in bankruptcy proceeding or are currently undergoing financial restructuring, and whose space has not been released.
Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Base Rent	Reserve Balance*	Occupancy Status
Countryside	John Rogers	Bankruptcy (3)	1,179	$ 24,311	$ 70,527	Vacant
Countryside	Promedco	Bankruptcy (3)	10,725	214,740	48,303	Partially Released
Lake Walden	Carmike Cinemas	Bankruptcy	25,899	215,221	--	Occupied (1)
Lake Walden	Edy's Ice Cream	Bankruptcy (3)	1,244	17,416	--	Vacant
Lake Walden	FPA Medical Management	Bankruptcy (3)	5,016	72,832	--	Occupied
Lake Walden	Kmart	Bankruptcy	91,266	383,317	--	Occupied
Lake Walden	First Mango Mngt.	Bankruptcy (3)	5,570	52,217	55,011	Vacant
Boynton Commons	MVP Hair Salon	Bankruptcy (3)	1,500	42,207	56,884	Vacant
Boynton Commons	Sports Authority	Restructured	42,972	343,776	--	Occupied (1)
Town Center Commons	Bicycle Exchange	Bankruptcy	4,800	91,200	--	Vacant
Casselberry Commons	Alan David Design	Bankruptcy (3)	3,000	40,500	6,301	Vacant
Casselberry Commons	Service Merchandise	Bankruptcy (4)	13,822	127,029	--	Occupied (1,2)
Casselberry Commons	Shoe World	Bankruptcy	4,000	28,000	6,131	Vacant

Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Base Rent	Reserve Balance*	Occupancy Status

Casselberry Commons	Big Mail Boxes	Bankruptcy (3)	1800	28,050	87,984	Vacant
Pleasant Hill	Busy Body, Inc.	Bankruptcy	4,000	64,000	18,147	Occupied
Pleasant Hill	Hit or Miss	Bankruptcy (3)	8,000	149,196	72,452	Vacant
Gateway Marketplace	Waccamaw's HomePlace	Bankruptcy (3)	35,000	344,919	69,751	Vacant
Columbia Promenade	Richard Walker	Bankruptcy (3)	1,200	19,800	23,532	Vacant
Kmart	Kmart	Bankruptcy	102,098	907,349	--	Occupied (1)
Skyview	Edison Bros.	Bankruptcy	3,533	63,594	--	Occupied
Skyview	Kmart	Bankruptcy	95,810	271,979	--	Occupied (1)
Creekwood	Kmart	Bankruptcy	103,015	875,628	--	Occupied (1)

*  The amount shown represents the amount reserves recorded by the Company against tenant receivables at

     December 31, 2001.

(1)  The tenant has been paying rent on a consistent basis.

(2)  At the time the property was purchased, a master lease was established with the seller of this property escrowing       funds to assure rent and reimbursements for two years after the purchase.

  The tenant has rejected the remainder of its lease.
  The tenant has affirmed the remainder of its lease.

In 2000, the Company purchased two properties in Florida with environmental concerns. Substances found on the properties are considered contaminants under Federal environmental law. Although no indemnity has been provided by the seller, based on research conducted by the Company, the potential availability of state funds for cleanup purposes and the private insurance coverage purchased by the Company at the time of acquisition, the Company believes it is adequately protected against losses related to these matters.

Subsequent Events

As of February 18, 2002, subscriptions for a total of 40,810,802 Shares were received for total gross Offering proceeds of $407,744,355 and additional 968,557 Shares were issued pursuant to the DRP for $9,202,299 of additional gross proceeds. The Company has repurchased 199,604 shares through our Share Repurchase Program resulting in distributions totaling $1,829,918.

In January 2002, the Company paid a distribution of $2,376,125 to its Stockholders. The Company paid a distribution of $2,578,262 to its Stockholders in February 2002.

On January 11, 2002, the Company purchased a shopping center known as Turkey Creek Pavilion from an unaffiliated third party for approximately $21,600,000, by paying approximately $8,380,000 in cash and obtaining mortgage financing of $13,220,000. The Company's wholly owned Tennessee limited liability company, Inland Southeast Knoxville, L.L.C., owns the entire fee simple interest in Turkey Creek Pavilion. The property is located in Knoxville, Tennessee and contains approximately 187,760 gross leasable square feet. OfficeMax, Linen-n-Things, Old Navy, Goody's and several other tenants occupy the property.

On January 25, 2002, a limited liability company formed by the Company purchased a shopping center known as Sarasota Pavilion from an unaffiliated third party for approximately $41,942,000, by paying approximately $13,067,000 in cash and assuming a first mortgage financing of $28,875,000. Inland Real Estate Investment Corporation ("IREIC"), an affiliate of the Advisor became an additional member of the LLC in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loan and holding a majority interest; however the Company controls the LLC and retained all economic burdens and benefits of the ownership of the property. As consideration for IREIC's guaranty of the loan, the Company will pay IREIC an annual fee equal to 1/8% of the outstanding loan balance, to be paid monthly. The loan requires interest only payments at a rate of 1.85% over LIBOR for the first six months. The loan matures on July 25, 2002. The loan may be extended for an additional 6 months at a rate of 1.75% over LIBOR. The Company intends to refinance the loan with more permanent financing before the initial maturity date. The property is located in Sarasota, Florida and contains approximately 324,152 gross leasable square feet. The shopping center is anchored by Publix. Other tenants that occupy the property includes Clothestime, Stein Mart, Michaels, Old Navy, Marshalls, Bed Bath & Beyond, Ross, Fashion Bug, Panera Bread and Hooter's.

On December 21, 2000 the Company funded a $1,100,000 mortgage note receivable (note 8) for which the Company, at its option may elect to purchase the shopping center upon completion. On January 31, 2002 the Company elected to exercise its option and purchased the shopping center, Universal Plaza in Lauderhill, Florida from an unaffiliated third party for approximately $9,940,000. The Company funded the purchased of this property, but expects to place financing on the property at a later date. The 49,749 square foot shopping center is 100% occupied. Eckerd Drug Stores, Starbucks Coffee, GNC, Batteries Plus, Radio Shack and several other tenants occupy the property. The center is anchored by a new Super Target (owned by Target Corporation.) The respective $1,100,000 mortgage note receivable was fully repaid to the Company from the seller's proceeds at closing.

On January 30, 2002 the Company obtained a five year first mortgage on Citrus Hills. The $3,000,000 note payable bears interest on a 90-day LIBOR Selected plus 1.70% and requires monthly payments of interest only.

On February 1, 2002 Inland Southern Management LLC replaced Inland Southeast Property Management Corp. as manager for the Company's properties outside of the State of Florida. Inland Southeast Property Management Corp. will continue to manage the Company's properties located in the State of Florida.

On February 5, 2002, the Company purchased an office complex known as Loggerhead Junction Offices from an unaffiliated third party for $644,000. The Company funded the purchase of the property. The property is located in Holmes Beach, Florida and contains approximately 4,712 square feet. The property consists of three single-story freestanding multi-tenant office buildings. A portion of the space in this office complex will serve as a regional office for the Company. The Company does not intend to purchase additional office properties.

On February 8, 2002, the Company purchased 27 acres of land in Newport Richey, Florida to develop a shopping center to be built in two phases known as the Shoppes at Golden Acres. The Company purchased the land from an unaffiliated third party for approximately $3,941,000. The Company funded the purchase of the land. The shopping center to be developed will be anchored by a Publix and the will consist of approximately 76,371 square feet in Phase I. Phase II will be constructed when certain occupancy conditions are met, and will consist of 44,400 square feet. The company entered into a development agreement with AG Armstrong Development LLC for the construction of the center and committed to fund all costs related to its development. The completion of the construction is personally guaranteed by a principal of the development company. The cost is expected to be approximately $117 per square foot of leasable space, including developer's profit.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Impact of Accounting Principles

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "SFAS 121".

The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002. The adoption will not have any material affect on the Company.

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The adoption will not have any material affect on the Company.

Inflation

For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2001, the Company owned nine single user triple-net leased properties.

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
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$ 278,462	$11,301,488	$326,418	$27,898,414	$52,435,646	$ 37,027,284
Variable rate debt	100,219,100	14,000,000	--	5,000,000	44,462,500	20,550,000

Average interest rate on debt:
Fixed rate debt	7.85%	7.63%	7.85%	7.56%	7.96%	6.95%
Variable rate debt	4.19%	3.68%	N/A	3.79%	3.73%	3.95%

The fair value of the Company's debt approximates its carrying amount.

Approximately $184,231,600 or 59% of the Company's mortgages payable at December 31, 2001, have variable interest rates averaging 3.96%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company is currently working with lenders to obtain new financing to pay off the loans that mature in 2002. The Company also expects to use proceeds from the offering to payoff a portion of the loans maturing in 2002. As part of its financing strategy, the Company prepares packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to the Company. The Company believes that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2002 have been prepared and are currently being disseminated to lenders. The company is confident it will obtain new long term financing to achieve the strategy objective.

Item 8. Consolidated Financial Statements and Supplementary Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Index
Page
34
Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets at December 31, 2001 and 2000	35

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	37

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	38

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	39

Notes to Consolidated Financial Statements	41

Real Estate and Accumulated Depreciation (Schedule III)	55

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
February 1, 2002, except as
to Note 14 which is as of
February 18, 2002

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets
	2001	2000
Investment properties:
Land	$145,662,393	$46,628,264
Land held for development	959,257	957,802
Construction in progress	1,783,953	--
Building and other improvements	447,333,253	144,289,027

	595,738,856	191,875,093
Less accumulated depreciation	(14,135,094)	(5,811,071)

Net investment properties	581,603,762	186,064,022

Investment in joint venture	2,876,869	--
Mortgage receivable	1,100,000	1,100,000
Cash and cash equivalents	24,534,356	24,664,511
Restricted cash	6,711,746	864,271
Investment in securities	6,704,775	1,537,467
Accounts and rents receivable, (net of allowance of $840,903 and $273,581 as of December 31, 2001 and 2000, respectively)	4,439,492	2,747,257
Real estate tax and insurance escrows	340,086	134,167
Loan fees (net of accumulated amortization of $420,597 and $177,194 as of December 31, 2001 and 2000, respectively)	2,570,640	518,930
Leasing fees (net of accumulated amortization of $45,106 and $17,246 as of December 31, 2001 and 2000, respectively)	187,886	61,394
Deferred acquisition costs	458,363	330,876
Other assets	59,844	165,018

Total assets	$631,587,819	$218,187,913
	==========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

December 31, 2001 and 2000

Liabilities and Stockholders' Equity
	2001	2000
Liabilities:
Accounts payable	$531,904	$80,230
Accrued offering costs due to affiliates	773,191	227,589
Accrued offering costs due to non-affiliates	274,800	54,548
Accrued interest payable to non-affiliates	714,478	629,208
Distributions payable	2,376,125	848,217
Security deposits	698,155	313,925
Mortgages payable	313,499,312	108,399,911
Unearned income	594,592	359,618
Note and margin payable	6,260,483	352,376
Other liabilities	4,764,042	970,722
Due to affiliates	332,831	169,933

Total liabilities	330,819,913	112,406,277

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, 35,891,718 and 12,895,770 issued and outstanding at December 31, 2001 and 2000, respectively	358,917	128,957
Additional paid-in capital (net of costs of Offering of
$39,335,560 and $16,521,606 at December 31, 2001 and 2000, respectively, of which $30,981,962 and $11,694,232 was paid or accrued to Affiliates, respectively)	316,759,170	111,504,380
Accumulated distributions in excess of net income	(15,282,504)	(5,783,805)
Accumulated other comprehensive loss	(1,069,677)	(69,896)

Total stockholders' equity	300,765,906	105,779,636

Commitments and contingencies (Notes 8, 9, 10, 13 and 14)

Total liabilities and stockholders' equity	$631,587,819	$218,187,913
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Income:
Rental income	$28,247,886	$16,349,483	$4,339,614
Additional rental income	7,025,345	4,734,088	1,452,868
Interest and dividend income	2,103,810	845,013	237,261
Gain on sale of investment stock	127,539	--	--
Other income	250,183	195,329	350

	37,754,763	22,123,913	6,030,093

Expenses:
Professional services to affiliates	--	6,019	22,878
Professional services to non-affiliates	377,834	182,276	53,966
General and administrative expenses to affiliates	515,317	251,703	144,638
General and administrative expenses to non-affiliates	179,530	196,748	63,987
Advisor asset management fee	--	120,000	--
Property operating expenses to affiliates	1,664,961	926,978	203,235
Property operating expenses to non-affiliates	8,494,688	5,352,184	1,668,823
Mortgage interest to non-affiliates	9,712,221	8,126,587	2,365,854
Mortgage interest to affiliates	--	--	2,028
Depreciation	8,324,023	4,581,748	1,229,323
Amortization	328,758	170,662	23,778
Acquisition cost expenses to affiliates	22,989	118	55,799
Acquisition cost expenses to non-affiliates	141,799	148,376	27,788

	29,762,120	20,063,399	5,862,097

Net income	$7,992,643	$2,060,514	$167,996

Other comprehensive loss:
Unrealized loss on investment securities	999,781	69,896	--

Comprehensive income	$6,992,862	$1,990,618	$167,996
	=========	=========	=======

Net income per common share, basic and diluted	$.37	$.24	$.07
	=========	=========	=======

Weighted average number of common shares outstanding, basic and diluted	21,682,783	8,590,250	2,522,628
	=========	=========	=======

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2001, 2000 and 1999
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1998	2,000	$ 200	$ 199,800	$	$ --	$ 200,000

Net income	--	--	--	167,996	--	167,996
Distributions declared ($.72 per weighted average number of common shares outstanding)	--	--	--	(1,396,861)	--	(1,396,861)
Proceeds from Offering including DRP (net of Offering costs $8,057,059)	5,431,839	54,138	45,988,592	--	--	46,042,730
Balance at December 31, 1999	5,433,839	$ 54,338	$ 46,188,392	$ (1,228,865)	$ --	$45,013,865

Net income	--	--	--	2,060,514	--	2,060,514
Unrealized loss on investment securities	--	--	--	--	(69,896)	(69,896)
Distributions declared ($.77 per weighted average number of common shares outstanding)	--	--	--	(6,615,454)	--	(6,615,454)
Proceeds from Offering including DRP (net of Offering costs $8,464,547)	7,520,716	75,207	65,847,401	--	--	65,922,608
Retired stock	(58,785)	(588)	(531,413)	--	--	(532,001)

Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$105,779,636

Net income	--	--	--	7,992,643	--	7,992,643
Unrealized loss on investment securities	--	--	--	-	(999,781)	(999,781)
Distributions declared ($.81 per weighted average number of common shares outstanding)	--	--	--	(17,491,342)	--	(17,491,342)
Proceeds from Offering including DRP (net of Offering costs $22,813,954)	23,125,670	231,257	206,448,770	--	--	206,680,027
Retired stock	(129,722)	(1,297)	(1,193,980)	--	--	(1,195,277)

Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$ (1,069,677)	$300,765,906
	===========	==========	==============	==============	================	===============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$7,992,643	$2,060,514	$167,996
Adjustments to reconcile net income:
Depreciation	8,324,023	4,581,748	1,229,323
Amortization	328,758	170,662	23,778
Principal escrow	--	53,086	41,178
Rental income under master lease	1,675,983	365,552	172,109
Gain on sale of investment stock	(127,539)	--	--
Straight line rental income	(746,929)	(493,180)	(135,116)
Income from Unconsolidated Joint Venture	(111,658)	--	--
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $567,322, $273,581 and $0 for 2001, 2000 and 1999	(945,306)	(922,864)	(1,196,097)
Other assets	105,174	(151,482)	(105,416)
Real estate tax and insurance escrows	(205,919)	92,956	(227,123)
Deferred acquisition costs	(127,487)	--	--
Accrued interest payable to non-affiliates	85,270	210,205	419,003
Accounts payable	451,674	6,136	74,094
Unearned income	234,974	350,033	9,585
Other liabilities	3,793,320	(388,487)	1,359,209
Security deposits	384,230	81,555	232,370
Due to affiliates	162,898	(412,854)	582,787
Net cash provided by operating activities	21,274,109	5,603,580	2,647,680

Cash flows from investing activities:
Restricted cash	(5,847,475)	382,618	(1,246,889)
Purchase of investment securities, net of change in margin account of $2,809,108, $352,376 and $0 for 2001, 2000 and 1999	(5,157,670)	(1,254,987)	--
Proceeds from sale of investment stock	1,927,227	--	--
Contributions to joint venture	(2,876,869)	--	--
Distributions from unconsolidated joint venture	111,658	--	--
Purchase of investment properties	(292,676,150)	(64,747,654)	(32,922,748)
Additions to investment properties	(2,458,996)	(306,962)	(219,886)
Funding of mortgage receivable	--	(1,100,000)	--
Deferred acquisition costs	--	(238,996)	--
Leasing fees	(154,768)	(41,188)	(37,452)
Net cash used in investing activities	(307,133,043)	(67,307,169)	(34,426,975)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from financing activities:
Proceeds from offering	$229,493,981	$74,387,155	$54,099,789
Payment of offering costs	(22,048,100)	(11,046,314)	(5,193,155)
Repurchase of shares	(1,195,277)	(532,001)	--
Proceeds from issuance of debt	104,771,000	37,757,500	--
Principal payments of debt	(6,977,199)	(22,457,441)	(1,209,916)
Loan fees	(2,352,192)	(511,259)	(184,865)
Distributions paid	(15,963,434)	(6,098,704)	(1,065,394)
Net cash provided by financing activities	285,728,779	71,498,936	46,446,459

Net (decrease) increase in cash and cash equivalents	(130,155)	9,795,347	14,667,164
Cash and cash equivalents, at beginning of year	24,664,511	14,869,164	202,000

Cash and cash equivalents, at end of year	$24,534,356	$24,664,511	$14,869,164
	==========	=========	=========

Supplemental schedule of non-cash investing and financing activities:
	2001	2000	1999
Purchase of investment properties	$(403,080,750)	$--	$127,220,327
Assumption of mortgage debt	107,305,600	--	94,309,768
Note payable issued to seller	3,099,000	--	--

	$(292,676,150)	--	32,910,559
	==========	=========	=========

Distributions payable	$2,376,125	848,217	331,467
	==========	=========	=========

Cash paid for interest, net of amount capitalized of $116,648 in 2001	$9,626,951	7,807,708	1,948,879
	==========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. It is anticipated that the Company will initially focus on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering ("Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering") on a best efforts basis. As of December 31, 2001, the Company has received subscriptions for a total of 21,607,511 Shares in the Subsequent Offering. In addition, the Company has issued 785,365 Shares pursuant to the Company's DRP. The Initial Offering and the Subsequent Offering are collectively referred to as the "Offerings". As of December 31, 2001, the Company has repurchased a total of 188,507 Shares through the Company's Share Repurchase Program for $1,727,278.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications were made to 1999 and 2000 financial statements to conform with the 2001 presentations.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2001 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. During 2001 the Company sold

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

stock for $1,927,227 resulting in a gain of $127,539. No sales of investment securities available -for-sale were made during 2000. Additionally, The Company has purchased its securities through a margin account. As of December 31, 2001 and 2000, the Company has recorded a payable of $3,161,484 and $352,376 for securities purchased on margin.

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

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-life Assets to be Disposed of", requires the Company to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of property's. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the properties estimated fair value. As of December 31, 2001 and 2000, the Company does not believe any such impairment of its properties exists.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

Restricted cash includes funds a third party escrow agent received from sellers pertaining to master lease agreements. These funds may be released to either the Company or the seller when certain leasing conditions are met.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

The carrying amount of investment in joint venture, mortgage receivable, cash and cash equivalents, restricted cash, accounts and rents receivable, investments in securities, real estate tax and insurance escrows, other assets, accounts payable, accrued interest payable to non-affiliates, note payable, distributions payable, unearned income, and due to affiliates approximate fair value because of the relatively short maturity of these instruments.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB" 101) "Revenue Recognition in Financial Statements." The staff determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with SAB 101.

(2)  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as the accounts of the operating partnership in which the Company has an approximately 99% controlling general partner interest and all wholly owned subsidiaries. The Advisor owns the remaining approximately 1% limited partner common units in the operating partnership for which it paid $2,000 and which is reflected as a minority interest in the accompanying Consolidated Financial Statement. The effects of all significant intercompany transactions have been eliminated.

Three individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion and Fayetteville Pavilion. The Company formed the LLCs with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company controls the LLC and retains all economic burdens and benefits of ownership of the respective properties. As consideration for IREIC's guaranty of the loans, the Company pays IREIC an annual fee equal to 1/8% of the outstanding loan balance, to be paid monthly. The Consolidated Financial Statements include the joint venture LLCs with IREIC and no provision for thier minority interests have been reflected.

(3)  Transactions with Affiliates

As of December 31, 2001 and 2000, the Company had incurred $39,335,560 and $16,521,606 of offering costs, of which $30,981,962 and $11,694,232 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of December 31, 2001 and 2000, offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the Offerings will be reimbursed by the Advisor.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $19,287,730, $6,907,685 and $4,786,547 for the years ended December 31, 2001, 2000 and 1999, respectively, of which $773,191 and $227,589 was unpaid at December 31, 2001 and 2000, respectively.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates. During the years ended December 31, 2001, 2000 and 1999 the Company incurred $538,306, $257,840 and $683,055, respectively of these costs, of which $332,831 and $169,933 remained unpaid as of December 31, 2001 and 2000, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such fees totaled $59,469, $48,322 and $14,281 in the years ended December 31, 2001, 2000 and 1999, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding each month and .03% of the remaining mortgage balance.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the years ended December 31, 2001, 2000 and 1999 the Company paid loan fees totaling $177,436, $23,438 and $46,950, respectively, to this affiliate.

The Company pays an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value means the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less any mortgages payable on such assets. The Company will compute its net asset value by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee. The fee will be payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets means the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves for depreciation, amortization or bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the year ended December 31, 2000, the Company had incurred $120,000 of asset management fees, of which $30,000 was unpaid but has subsequently been paid. The Company neither paid nor accrued such fees, for the years ended December 31, 2001, and 1999, because the Advisor indicated that it would forego such fees.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

The property manager, an entity owned principally by individuals who are affiliates of the Advisor, is entitled to receive property management fees, totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $1,605,492, $926,978 and $203,235 for the years ended December 31, 2001, 2000 and 1999, respectively.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares to be granted shall be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders, and shall be $9.05 per Share until the earlier of the termination of the Offering or February 11, 2001. As of December 31, 2001 and 2000, options to acquire 12,000 and 10,500 Shares of common stock were outstanding.

In addition to sales commissions, the dealer manager of the Offering ("an affiliate of the Advisor") has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after February 11, 1999. As of December 31, 2001 and 2000, 1,410,473 and 506,713 warrants had been issued. At December 31, 2001, these warrants had no value and none had been exercised.

(5)  Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each property from this affiliate at their cost upon receipt of proceeds from the Offerings.

Pro Forma Information (unaudited)

The Company acquired its investment properties at various times. The following table sets forth certain summary unaudited pro forma operating data as if the acquisitions had been consummated as of the beginning of the previous respective period.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

	For the year ended	For the year ended
	December 31, 2001	December 31, 2000
Rental income	$52,013,918	45,096,310
Additional rental income	11,258,231	10,110,480
Total revenues	65,753,681	56,247,132
Advisor asset management fee	--	120,000
Property operating expenses	12,908,701	10,454,054
Total depreciation	16,401,657	12,539,726
Total expenses	53,160,903	47,500,424
Net income	12,592,778	8,746,708

The unaudited pro forma operating data are presented for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been for each of the periods presented, nor does such data purport to represent the results to be achieved in future periods.

(6)  Investment in Joint Ventures

On September 28, 2001, the Company acquired a 65% membership interest in Hendon Stonebridge, LLC for approximately $2,860,000. Hendon Stonebridge, LLC owns 100% of a fee simple interest in one retail property known as Stonebridge Square Shopping Center, which is located on approximately 23 acres and contains 160,188 gross leasable square feet. The property is located in Roswell, Georgia. The Company also has an option, exercisable not sooner than April 1, 2002 and not later than April 30, 2002, to acquire the remaining 35% interest in Hendon Stonebridge, LLC for the remainder of the purchase price, not to exceed $21,260,659 in total. Until the Company exercises the option, or redeems the membership interest, the Company will receive a preferred cash flow return, paid monthly, at an annualize rate of 15% on our investment. Stonebridge Square shopping center is currently subject to an existing construction loan with a principal balance of $16,900,000. If the Company choose not to exercise its option, the Companies membership interest can be redeemed for a price equal to the Company's capital contribution plus any accrued and unpaid amounts related to the Company's 15% preferred return. If the Company elects to exercise its option and acquire the 100% interest in Hendon Stonebridge, LLC, the Company would in effect assume the existing construction loan and acquire Stonebridge Square Shopping Center. The Stonebridge Square Shopping Center was built in 2001 and is approximately 94% leased. In accordance with APB Opinion No.18 The Equity Method of Accounting For Investments in Common Stock, the Company uses the equity method of accounting for its LLC investment in Stonebridge since the Company has significant influence over, but not control of, the major operating financial policies of the property. Under this method, the Company's share of income or loss incurred by the property are recognized as an increase or reduction of the carrying value of the investment but the loss recognized, if any, does not exceed the Company's investment basis. The Company recognized $111,658 of income from the joint venture for the period ending December 31, 2001 all of which was distributed to the Company from the joint venture.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

(7)  Mortgage Receivable

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

(8)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The cumulative amount of such payments were $2,213,644 and $537,661 as of December 31, 2001 and 2000, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2002	$57,056,062
2003	55,073,498
2004	51,620,579
2005	48,620,385
2006	45,834,204
Thereafter	353,604,851

Total	$611,809,579
===========

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying consolidated financial statements include $746,929, $493,180 and $135,116 for the years ended December 31, 2001, 2000 and 1999, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $1,375,225 and $628,296 in the related accounts and rents receivable as of December 31, 2001 and 2000, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

(9)  Mortgages Payable

Mortgages payable consist of the following at December 31, 2001 and 2000:
	Interest			Balance at
Property as	Rate at	Maturity	Monthly	December 31,	December 31,
Collateral	12/31/01	Date	Payment	2001	2000
Mortgages payable to non-affiliates:

Lake Walden Square	7.63%	11/2007	$72,584 (a)	9,825,487	$ 9,941,942
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	3.52%	03/2008	(c)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,631,788	5,772,532
Bridgewater Marketplace	3.80%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	3.70%	09/2006	(c)	13,475,000	13,475,000
Countryside Shopping Center*		03/2001	(c)	-	6,720,000
	6.54%	06/2006	(b)	4,300,000	-
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	3.79%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill Square	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Market Center*	4.04%	08/2002	(c)	5,212,500	5,212,500
	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	4.04%	02/2002	(c)	1,800,000	-
	7.61%	02/2006	(b)	3,600,000	-
Kmart (d)	6.80%	06/2006	(b)	4,655,000	-
Lowe's Home Improvement Center (d)	6.80%	06/2006	(b)	4,845,000	-
West Oaks	6.80%	06/2006	(b)	4,900,000	-
Sand Lake Corners (e)	6.80%	06/2006	(b)	11,900,000	-
Woodstock Square	3.65%	08/2008	(c)	14,000,000	-
			-48-

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

For the years ended December 31, 2001 and 2000

	Interest			Balance at
Property as	Rate at	Maturity	Monthly	December 31,	December 31,
Collateral	12/31/01	Date	Payment	2001	2000
PETsMART-Fredericksburg, VA (e)	7.37%	06/2008	(b)	1,435,000	-
PETsMART-Daytona Beach, FL (e)	7.37%	06/2008	(b)	1,361,200	-
PETsMART-Chattanooga, TN (e)	7.37%	06/2008	(b)	1,303,800	-
Jo-Ann Fabrics*	3.67%	08/2008	(c)	2,450,000	-
Chickasaw Trails	6.26%	11/2006	(b)	4,400,000	-
Just for Feet*	3.62%	09/2006	(c)	2,000,000	-
Skyview Plaza	3.74%	11/2006	(c)	10,875,000	-
Aberdeen Square	6.25%	01/2007	(b)	3,670,000	-
Creekwood Crossing (f)	3.68%	03/2003	(c)	14,000,000	-
Eisenhower Crossing	6.09%	01/2007	(b)	16,375,000	-
Anderson Central	7.625%	09/2003	(b)	11,000,000	-
Douglasville Pavilion (g)	3.81%	07/2002	(c)	20,000,000	-
Venture Pointe*	5.00%	07/2002	(c)	13,333,600	-
Southlake Pavilion(g)	3.75%	07/2002	(c)	31,240,000	-
	5.00%	07/2002	(c)	8,500,000	-
Fayetteville Pavilion(g)	3.75%	07/2002	(c)	20,133,000	-
				$313,499,312	$108,399,911
				=========	=========

(a) Payments include principal and interest.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR, or bank prime.

(d) The Kmart and Lowe's properties both collateralize a single mortgage payable.

(e) The three PETsMART properties collateralize a single mortgage payable and are also cross collateralized with the Sand Lake Corners property.

(f) The Company secured an acquisition line of credit in the amount of $14,000,000. The funds are available to be drawn through the maturity date of March 27, 2002 and maintain interest at the rate of 1.75% over LIBOR. In December 2001, the Company received a $14,000,000 advance pertaining to the acquisition of Creekwood Crossing.

(g) An affiliate of the Advisor has guaranteed these loans. The Company has agreed to pay the affiliate 1/8 of a percent per annum of the guaranteed amount for such guaranty.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

* Certain of the mortgages payable are subject to guarantees, in which the Company has guaranteed all or a portion of the     payment of these notes to the lender.

These mortgages are serviced by an Affiliate of the Advisor on behalf of the Company. The Affiliate receives servicing fees at a market rate for such services.

The following table shows the debt maturing during the next five years and the weighted average interest rate as of December 31, 2001 related to that debt.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$ 278,462	$11,301,488	$326,418	$27,898,414	$52,435,646	$ 37,027,284
Variable rate debt	100,219,100	14,000,000	--	5,000,000	44,462,500	20,550,000

Average interest rate on debt:
Fixed rate debt	7.85%	7.63%	7.85%	7.56%	7.96%	6.95%
Variable rate debt	4.19%	3.68%	N/A	3.79%	3.73%	3.95%

The fair value of the Company's debt approximates its carrying amount.

The principal balance of $184,231,600 or 59% of the Company's mortgages payable at December 31, 2001, have variable interest rates averaging 3.96%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company is currently working with lenders to obtain new financing to pay off the loans that mature in 2002. The Company also expects to use proceeds from the offering to payoff a portion of the loans maturing in 2002. As part of its financing strategy, the Company prepares packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to the Company. The Company believes that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2002 have been prepared and are currently being disseminated to lenders. The company is confident it will obtain new long term financing to achieve the strategy objective.

(10) Note payable

On November 30, 2001, the Company issued a note payable related to the purchase of Eisenhower Crossing. The note is payable when the seller has met certain leasing conditions. If these conditions are not met by September 16, 2002, the Company, at its option, may cancel the note and return the space back to the seller.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

(11)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located within Florida, Georgia, North Carolina, South Carolina, Virginia, and Tennessee. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The property revenues and net property operations are summarized in the following tables as of and for the years ended December 31, 2001, 2000 and 1999, along with a reconciliation to net income.
	2001	2000	1999

Property rental income	$35,273,231	21,083,571	5,792,482
Other property operating income	250,183	76,836	--
Total property operating expenses	10,159,649	6,279,162	1,872,058
Mortgage interest	9,712,221	8,126,587	2,367,882

Net property operations	15,651,544	6,754,658	1,552,542

Interest and dividend income	2,103,810	845,013	237,261
Other income	127,539	118,493	350
Less non-property expenses:
Professional services	377,834	188,295	76,844
Advisor asset management fee	--	120,000	--
General and administrative and acquisition costs expense	859,635	596,945	292,212
Depreciation and amortization	8,652,781	4,752,410	1,253,101

Net income before comprehensive loss	$7,992,643	2,060,514	167,996
	=============	=============	=============
Total assets:
Shopping centers	$581,603,762	186,064,022	126,009,792
Non-segment assets	49,984,057	32,123,891	17,978,344

	$631,587,819	218,187,913	143,988,136
	=============	=============	=============

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

(12)  Earnings per Share

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

As of December 31, 2001, 2000 and 1999, warrants to purchase 1,410,473, 506,713 and 214,223, respectively, shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market prices of common shares.

The weighted average number of common shares outstanding was 21,682,783, 8,590,250 and 2,522,628 for the years ended December 31, 2001, 2000 and 1999, respectively.

(13) Commitments and Contingencies

The Company is not subject to any material pending legal proceedings.

(14) Subsequent Events

As of February 18, 2002, subscriptions for a total of 40,810,802 Shares were received for total gross Offering proceeds of $407,744,355 and additional 968,557 Shares were issued pursuant to the DRP for $9,202,299 of additional gross proceeds. The Company has repurchased 199,604 shares through our Share Repurchase Program resulting in distributions totaling $1,829,918.

In January 2002, the Company paid a distribution of $2,376,125 to its Stockholders. The Company paid a distribution of $2,578,262 to its Stockholders in February 2002.

On January 11, 2002, the Company purchased a shopping center known as Turkey Creek Pavilion from an unaffiliated third party for approximately $21,600,000, by paying approximately $8,380,000 in cash and mortgage financing of $13,220,000. The Company's wholly owned a Tennessee limited liability company, Inland Southeast Knoxville, L.L.C., owns the entire fee simple interest in Turkey Creek Pavilion. The property is located in Knoxville, Tennessee and contains approximately 182,812 gross leasable square feet. OfficeMax, Linen N Things, Old Navy, Goody's and several other tenants occupy the property.

On January 25, 2002, a limited liability company formed by the Company purchased a shopping center known as Sarasota Pavilion from an unaffiliated third party for approximately $41,942,000, by paying approximately $13,067,000 in cash and assuming a first mortgage financing of $28,875,000. The Company formed a limited liability company with Inland Real Estate Investment Corporation ("IREIC"), an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loan and holding a majority interest; however the Company controls the LLC and retained the all economic burdens and benefits of the ownership of the property. As

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

consideration for IREIC's guaranty of the loan, the Company will pay IREIC an annual fee equal to 1/8% of the outstanding loan balance, to be paid monthly. The loan requires interest only payments at a rate of 1.85% over LIBOR for the first six months. The loan matures on July 25, 2002. The loan may be extended for an additional 6 months at a rate of 1.75% over LIBOR. The Company intends to refinance the loan with more permanent financing before the initial maturity date. The property is located in Sarasota, Florida and contains approximately 324,152 gross leasable square feet. The shopping center is anchored by Publix. Other tenants that occupy the property includes Clothestime, Stein Mart, Michaels, Old Navy, Marshalls, Bed Bath & Beyond, Ross, Fashion Bug, Panera Bread and Hooter's.

On December 21, 2000 the Company funded a $1,100,000 mortgage note receivable (note 8) for which the Company, at its option may elect to purchase the shopping center upon completion. On January 31, 2002 the Company elected to exercise its option and purchased the shopping center, Universal Plaza in Lauderhill, Florida from an unaffiliated third party for approximately $9,940,000. The Company funded the purchased of this property, but expects to place financing on the property at a later date. The 49,749 square foot shopping center is 100% occupied. Eckerd Drug Stores, Starbucks Coffee, GNC, Batteries Plus, Radio Shack and several other tenants occupy the property. The center is anchored by a new Super Target (owned by Target Corporation.) The respective $1,100,000 mortgage note receivable was fully repaid to the Company from the seller's proceeds at closing.

On January 30, 2002 the Company obtained a five year first mortgage on Citrus Hills. The $3,000,000 note payable bears interest on a 90-day LIBOR Selected plus 1.70% and requires monthly payments of interest only.

On February 1, 2002 Inland Southern Management LLC replaced Inland Southeast Property Management Corp. as manager for the Company's properties outside of the State of Florida. Inland Southeast Property Management Corp. will continue to manage the Company's properties located in the State of Florida.

On February 5, 2002, the Company purchased an office complex known as Loggerhead Junction Offices from an unaffiliated third party for $644,000. The Company funded the purchase of the property. The property is located in Holmes Beach, Florida and contains approximately 4,712 square feet. The property consists of three single-story freestanding multi-tenant office buildings. A portion of the space in this office complex will serve as a regional office for the Company. The Company does not intent to purchase additional office properties.

On February 8, 2002, the Company purchased 27 acres of land in Newport Richey Florida to develop a shopping center to be built in two phases known as the Shoppes at Golden Acres. The Company purchased the land from an unaffiliated third party for approximately $3,941,000. The Company funded the purchase of the land. The shopping center to be developed will be anchored by a Publix and the will consist of approximately 76,371 square feet in Phase I. Phase II will be constructed when certain occupancy conditions are met, and will consist of 44,400 square feet. The company entered into a development agreement with AG Armstrong Development LLC for the construction of the center and committed to fund all costs related to its development. The completion of the construction is personally guaranteed by a principal of the development company. The cost is expected to be approximately $117 per square foot of leasable space, including developer's profit.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2001 and 2000

(15) Supplemental Financial Information (unaudited)

The following represents the results of operations, for the quarter during the years 2001 and 2000.
	2001
	Dec. 31	Sept. 30	June 30	March 31
Total income	12,951,279	9,397,548	8,463,790	6,942,146
Net income	2,816,429	2,045,728	1,888,267	1,242,219

Net income , per common share, basic and diluted:	.09	.09	.10	.09

	2000
	Dec. 31	Sept. 30	June 30	March 31
Total income	6,390,795	6,206,420	4,511,879	5,014,818
Net income	687,389	812,525	92,267	468,333

Net income, per common share, basic and diluted:	.06	.09	.01	.08

	1999
	Dec. 31	Sept. 30	June 30	March 31
Total income	3,604,398	1,783,617	642,078	--
Net income	98,029	76,056	(6,089)	--

Net income, per common share, basic and diluted:	.02	.03	(.01)	--

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost		Gross amount at which carried
(A)		at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	Constructed	Acq.
Multi-tenant Retail
Lake Walden Square
Plant City, FL	9,825,487	3,006,662	11,549,586	191,828	3,006,662	11,741,414	14,748,076	1,259,917	1992	05/99
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	498,050	1993	06/99
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,665)	3,293,792	6,319,170	9,612,962	616,123	1998	07/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	1,927,927	1998	07/99
Lake Olympia Square (C)
Ocoee, FL	5,631,788	2,567,471	7,306,483	(15,238)	2,562,471	7,291,245	9,853,716	647,016	1995	09/99
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	427,224	1998	09/99
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	43,835	6,098,178	18,352,106	24,450,284	1,465,346	1995	09/99
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	615,253	1997	10/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	(90,009)	6,702,658	11,101,903	17,804,561	945,559	1973/1998	12/99
Conway Plaza
Orlando, FL	5,000,000	2,215,324	6,332,434	270,935	2,215,324	6,603,369	8,818,693	507,013	1985/1999	02/00
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(197,153)	4,805,830	29,329,152	34,134,982	1,794,996	1997/2000	05/00
Gateway Market Center
St. Petersburg, FL	15,637,500	6,351,847	14,576,808	69,644	6,351,847	14,646,452	20,998,299	733,508	1999/2000	07/00
Columbia Promenade
Kissimmee, FL	5,400,000	1,483,737	5,956,206	(4,006)	1,483,737	5,952,200	7,435,937	224,491	2000	01/01
West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	(95,251)	4,514,559	6,611,059	11,125,618	188,011	2000	03/01
Sand Lake Corners
Orlando, FL	11,900,000	6,091,246	16,164,600	(144,414)	6,091,246	16,020,186	22,111,432	447,645	1998/2000	05/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost			Gross amount at which carried
(A)			at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	Constructed	Acq.

Woodstock Square
Atlanta, GA	14,000,000	5,516,733	22,079,359	(34,181)	5,516,733	22,045,178	27,561,911	466,508	2001	06/01
Chickasaw Trails Shopping Ctr.
Orlando, FL	4,400,000	1,723,260	6,907,737	--	1,723,260	6,907,737	8,630,997	104,188	1994	08/01
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	--	7,460,820	13,871,448	21,332,268	133,538	1994/1998	09/01
Aberdeen Square
Boynton Beach, FL	3,670,000	1,948,473	4,768,166	--	1,948,473	4,768,166	6,716,639	30,988	1990	10/01
Brandon Blvd. Shoppes
Brandon, FL	--	1,894,787	7,587,323	(58,687)	1,894,787	7,528,636	9,423,423	24,474	1994	11/01
Creekwood Crossing
Brandon, FL	14,000,000	6,376,185	17,239,607	--	6,376,185	17,239,607	23,615,792	58,383	2001	11/01
Eisenhower Crossing
Macon, GA	16,375,000	4,851,395	25,460,681	(267,514)	4,851,395	25,193,167	30,044,562	91,748	2001	11/01
Anderson Central
Anderson, SC	11,000,000	2,219,839	13,642,727	(129,398)	2,219,839	13,513,329	15,733,168	46,687	1999	11/01
Abernathy Square
Atlanta, GA	--	8,054,652	16,076,111	(73,728)	8,054,652	16,002,383	24,057,035	53,471	1983/1994	12/01
Citrus Hills
Citrus Hills, FL	--	841,567	5,185,586	--	841,567	5,185,586	6,027,153	--	1994	12/01
Steeplechase Plaza
Ocala, FL	--	1,554,810	7,092,510	--	1,554,810	7,092,510	8,647,320	--	1993	12/01
Douglasville Pavilion
Douglasville, GA	20,000,000	6,540,781	20,836,192	(157,737)	6,540,781	20,678,455	27,219,236	--	1998	12/01
Venture Pointe
Duluth, GA	13,333,600	10,878,572	15,654,530	(185,176)	10,878,572	15,469,354	26,347,926	--	1996	12/01
Southlake Pavilion
Morrow, GA	39,740,000	7,830,718	48,545,944	(230,712)	7,830,718	48,315,232	56,145,950	--	1996/2001	12/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost			Gross amount at which carried
(A)			at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	Constructed	Acq.

Fayetteville Pavilion
Fayetteville, NC	20,133,000	7,114,584	19,783,655	--	7,114,584	19,783,655	26,898,239	--	1998/2001	12/01

Single-User Retail
Kmart Macon, GA	4,655,000	1,172,127	7,858,708	--	1,172,127	7,858,708	9,030,835	295,143	2000	02/01
Lowe's Home Improvement Center Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	269,554	2000	02/01
PETsMART - Fredericksburg Fredericksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	56,833	1997	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,349	--	809,449	2,428,349	3,237,798	53,963	1996	04/01
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	--	775,738	2,327,215	3,102,953	51,716	1995	04/01
Jo-Ann Fabrics Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,127	52,831	2000	06/01
Just For Feet Daytona Beach, FL	2,000,000	1,651,300	2,249,996	--	1,651,300	2,249,996	3,901,296	27,503	1998	08/01
Eckerd Drug Store-Greenville Greenville, SC	--	1,470,306	1,357,205	(22,831)	1,470,306	1,334,374	2,804,680	4,556	2001	11/01
Eckerd Drug Store- Spartanburg Spartanburg, SC	--	757,850	2,049,000	--	757,850	2,049,000	2,806,850	7,953	2001	12/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2001

Initial Cost		Gross amount at which carried
(A)		at end of period (B)
			Buildings and	Adjustments to		Buildings and	Total	Accumulated Depreciation	Date	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	(D)	(E)	Constructed	Acq
Development Parcels
Acworth Avenue Retail Shopping Center
Acworth, GA	--	959,257	--	1,822,557	959,257	1,822,557	2,781,814	--		12/00

Subtotal	313,499,312	146,626,650	448,476,608	626,880	146,621,650	449,103,488	595,725,138	14,128,116
	==========	===========	==========	=========	===========

Furniture and equipment						13,718	13,718	6,978
Total						449,117,206	595,738,856	14,135,094
						==========	=========	=========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2001

Notes:

  The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

  The aggregate cost of real estate owned at December 31, 2001 for federal income tax purposes was approximately $488,785,799 (unaudited).

  Adjustments to basis include additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

  Reconciliation of real estate owned:

	2001	2000

Balance at beginning of year	$191,862,088	127,226,926
Purchases of property	403,080,750	64,747,654
Additions	2,458,283	306,146
Payments received under master leases and principal escrow	(1,675,983)	(418,638)

Balance at end of year	$595,725,138	191,862,088
	============	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$5,806,832	1,226,910
Depreciation expense	8,321,284	4,579,922

Balance at end of year	$14,128,116	5,806,832
	===========	==========

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants or other reportable events during 2001.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

The Company's current officers and directors and their positions and offices with the Company are as follows:

Robert D. Parks	Chairman, Chief Executive Officer and Affiliated Director
Barry L. Lazarus	President, Chief Operating Officer, Treasurer, Chief Financial Officer and Affiliated Director
Daniel K. Deighan	Independent Director
Michael S. Rosenthal	Independent Director
Kenneth E. Masick	Independent Director
Roberta S. Matlin	Vice President - Administration
Steven D. Sanders	Vice President - Acquisitions
Venton J. Carlston	Vice President - Controller
Scott W. Wilton	Secretary

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

  ROBERT D. PARKS (age 58) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals. He has been our chairman, chief executive officer, and an affiliated director since our formation in 1998. He is a director of The Inland Group as well as chairman of our sponsor. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is still a director of Inland Real Estate Corporation. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp. He is a director of our Advisor, a director of Inland Securities Corporation ("Inland Securities"), and a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for our sponsor. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investments Trusts, Inc.

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

  Mr. Lazarus rejoined Inland in October 1990 and became President of Intervest Midwest Real Estate Corporation ("Intervest"), then an affiliate of the Inland Group. He solely owns Wisconsin and Southern Land Company, Inc., of which he has been President and Director since December 1993. Wisconsin and Southern Land Company, Inc., which has its office in Orlando, Florida, is a holding company that acquired Intervest from The Inland Group in 1994. Intervest, pursuant to a service agreement, previously provided property zoning, development and disposition services to Wisconsin Capital Land Fund, L.P. ("Wisconsin Land Fund"), a private placement real estate equity program sponsored by our Sponsor. Mr. Lazarus is president of Inland Shelter Group, LLC, Orlando, Florida, which was engaged in the development of apartment buildings in the state of Georgia through 1998. He received his B.B.A. Degree from the University of Wisconsin, is a certified public accountant and holds real estate broker licenses in the states of Florida and Georgia.

  DANIEL K. DEIGHAN (age 61) has been an Independent Director of the Company since September 1998. He is an appraiser, who holds the MAI designation from the American Institute of Real Estate Appraisers (the predecessor to the Appraisal Institute), and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in some courts in New York in eminent domain and other appraisal matters. Mr. Deighan is President of Florida Property Consultants Group, which has its office in Port St. Lucie, Florida. That firm is successor to Deighan Appraisal Associates, Inc. and its predecessors, which Mr. Deighan formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida. Since February 1996, he has been Vice-President of Southern Property Consultants, Inc., a firm which specializes in real estate tax appeals.

Deighan Appraisal Associates, Inc. was honored as the "Business of the Year" in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan is past Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. Degree from Sienna College, Albany, New York.

  MICHAEL S. ROSENTHAL (age 44) has been an Independent Director of the Company since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm's predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary. Mr. Rosenthal received both his B.A. Degree and his law degree from the University of Florida.

  KENNETH E. MASICK (age 55) has been an Independent Director of the Company since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm's audit and accounting department and is responsible for the firm's quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions. Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as treasurer and director of Oak Brook Financial Group, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

  ROBERTA S. MATLIN (age 57) has been Vice President--Administration of the Company since its formation in 1998. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing IREIC's day-to-day internal operations. She has also been Vice President-Administration of IREC from March 1995 to July 2000. Ms. Matlin is a Director of IREIC, ISC and Inland Real Estate Advisory Services, Inc. the Advisor to IREC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

  STEVEN D. SANDERS (age 51) has been our Vice President of Acquisitions since our formation. Mr. Sanders has been an officer of Inland Acquisitions, one of our Affiliates since 1993 and its Senior Vice President since 1997. He was President of our Property Manager between May of 1998 and March of 2000. He has been involved in the real estate industry, continuously since 1970. His real estate career began with Carlsberg Financial Corporation in Los Angeles, California, a sponsor of national real estate limited partnerships that acquired office, industrial, multi-family, Manufactured home parks and retail properties throughout the United States. As Regional Director of Acquisitions, Mr. Sanders' responsibilities included identification, analysis, negotiations and closings of properties in the eastern United States, on behalf of Carlsberg Financial Corporation sponsored partnerships. In 1979 and 1980, Mr. Sanders worked for R&B Development, Los Angeles, California, as Director of Acquisitions for multi-family properties acquired for ultimate conversions to condominiums. In 1981, he formed Irvine Properties, Inc. which offered real estate consultation, brokerage and management services to local and national investors. In 1984, Mr. Sanders joined Univest Real Estate Corporation, Tampa, Florida, an affiliate of Inland, and spearheaded the acquisition of multi-family properties throughout the state of Florida. In 1988, he formed Florida Country Clubs, Inc., which acquired and operated three golf and country clubs located in Orlando, Florida. In 1991, Mr. Sanders acquired interests in additional golf and country clubs on the east and west coasts of Florida. In 1993 he rejoined Inland at its Oak Brook, Illinois headquarters with the primary responsibility of acquiring shopping centers for IREC.

  SCOTT W. WILTON (age 41) has been our secretary since August 2000. Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton is involved in all aspects of our business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management. He received B.S. degrees in economics and history from the University of Illinois at Champaign in 1982 and his law degree from Loyola University of Chicago, Illinois in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate and corporate transactions and litigation.

  VENTON J. CARLSTON (age 44) has been the Company's Controller since June 2000 and was promoted to Vice President - Controller in January 2002. Mr. Carlston joined Inland Real estate Investment Corporation in February 1986. In 1994, Mr. Carlston became Controller of Inland Securities Corporation and Assistant Controller of Inland Real Estate Investment Corporation. He received his B.S. Degree in accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society.

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

Mr. Lazarus was paid $100,000 and $35,000 in 2001 and 2000 respectively, and reimbursement for out-of-pocket expenses for his services as President, Chief Operating Officer, Treasurer and Chief Financial Officer of the Company. His "at will" employment is based on an oral agreement. Mr. Lazarus will devote most of his time to the Company's business; however, he will continue to devote some time to Intervest Midwest Real Estate Corporation, of which he is President.

The Company pays its Independent Directors an annual fee of $5,000. Messrs. Deighan, Rosenthal and Masick were each paid fees of $6,200, $5,700, and $6,200, respectively in 2000 and $10,500 each in 2001 for their services as Independent Directors. In addition, each Independent Director receives $500 for attending in person or $250 for attending by telephone each meeting of the Board of Directors or a committee thereof. Officers of the Company who are Directors (Messrs. Parks and Lazarus) are not paid fees for serving as directors.

Under the Company's Independent Director Stock Option Plan, each Independent Director is entitled to be granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 Shares will be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $9.05 per share. As of December 31, 2001, options to acquire 12,000 Shares had been issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 18, 2002 regarding the Number and percentage of Shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of February 18, 2002, any person known to us to be the beneficial owner of more than 5% of the Shares.

	Number of Shares Beneficially	Percent
Name of Beneficial Owner	Owned (1)	of Class

Robert D. Parks	28,911 (2)	*
Barry L. Lazarus	11,050	*
Daniel K. Deighan	5,161 (3)	*
Michael S. Rosenthal	5,200 (3)	*
Kenneth E. Masick	6,581 (3)	*
Roberta S. Matlin	-	-
Steven D. Sanders	-	-
Venton J. Carlston	-	-
Scott W. Wilton	-	-
All Directors and Executive Officers as a group (9 persons)	41,229 (2)	*

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

  Includes shares issuable upon exercise of options to which each Independent Director is entitled but which have not yet been issued, which options are currently exercisable or are exercisable within 60 days after the date of this table.

Item 13.  Certain Relationships and Related Transactions

For the year ended December 31, 2001, the Company incurred a total of $39,335,560 of organizational and offering costs, of which $30,981,962 was paid or accrued to affiliates.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering and the administration of the Company. During the year ended December 31, 2001, the Company incurred $195,310 of these costs, of which $177,363 remained unpaid at December 31, 2001. In addition, an affiliate of the Advisor served as dealer manager of an offering of securities by the Company and earned fees of $19,092,420 of which $595,828 was unpaid as of December 31, 2001. Approximately all of these commissions have been passed through from the Affiliate to unaffiliated soliciting broker/dealers.

The Company pays an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value means the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less any mortgages payable on such assets. The Company computes its net asset value by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year (Average invested assets means the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee.) or (ii) 25% of our net income, before any additions to or allowances for reserves for depreciation, amortization or bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the year ended December 31, 2000, the Company had incurred $120,000 of asset management fees, of which $30,000 was unpaid but has subsequently been paid. The Company neither paid nor accrued such fees, for the years ended December 31, 2001, because the Advisor indicated that it would forego such fees.

An Affiliate of the Advisor, Inland Southeast Property Management Corp. ("ISPM"), is entitled to receive property management fees for management and leasing services. Such fees may not exceed 4.5% of the gross income earned by the Company on properties managed. The Company incurred and paid property management fees of $1,605,492 for the year ended December 31, 2001, all of which have been paid.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in professional services to affiliates and general and administrative expenses to affiliates. For the year ended December 31, 2001, the Company incurred $538,306 of these costs, of which $332,831 remained unpaid as of December 31, 2001.

Loan servicing fees in the amount of $59,469 were paid to Inland Mortgage Servicing Corporation, an affiliate of the Advisor.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. During the year ended December 31, 2001 the Company paid loan fees totaling $177,436 to this affiliate.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed:

  The consolidated financial statements of the Company included in this report are set forth in Item 8.

  Financial Statement Schedules:

  The following financial statement schedule for the year ended December 31, 2001 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	55

  Schedules not filed:

  All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  Exhibits. The following exhibits are filed as part of this document:

Item No.	Description

3.1

Third Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust,   Inc. (Included as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on May 1, 2001 (File No. 333-50822) and incorporated herein by reference.)

3.2

Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on May 1, 2001 (File No. 333-50822) and incorporated herein by reference.)

3.2 (a)	Amendment to Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated February 22, 2002.
4.1

Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1 to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by reference.)

4.1(a)

First Amendment to Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1(a) to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by reference.)

4.2	Specimen Certificate for the Shares. (Included as Exhibit 4.2 to the Company's Registration Statement on Form S-11 filed September 28, 1998 (File No. 333-64391) and incorporated herein by reference.)

10.1

Escrow Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle National Bank, N.A. (Included as Exhibit 10.1 to the Company's Registration Statement on Form S-11 filed on January 31, 2001 (File No. 333-50822) and incorporated herein by reference.)

10.2

First Amended and Restated Advisory Agreement by and between Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.2 to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by reference.)

10.2 (a)

First amendment to first Amended and Restated Advisory Agreement. (Included as Exhibit 10.2(a) Post-Effective Amendment No. 2 to the Company's Registration Statement filed on August 1, 2001 (File No. 333-50822) and incorporated herein by reference.)

10.3

Master Management Agreement, including the form of Management Agreement for each   Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southeast Property   Management Corp. (Included as Exhibit 10.3 to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by   reference.)

Item No.	Description

10.3(a)

First Amendment to Master Management Agreement. (Included as Exhibit 10.3(a) to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-  50822) and incorporated herein by reference.)

10.4

First Amended and Restated Property Acquisition Service Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation, Inland Real Estate Advisory Services, Inc., and Inland Real Estate Acquisitions, Inc. (Included as Exhibit 10.4 to the Company's Registration Statement on   Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by reference.)

10.5

Independent Director Stock Option Plan (included as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-11 filed January 7, 1999 (File No. 333-64391) and incorporated herein by reference).

10.5(a)

Form of Option Agreement for initial grant of options (included as an Exhibit to Amendment   No. 4 to the Company's Registration Statement filed on May 3, 2000 (File No. 333-64391) and incorporated herein by reference).

10.5(b)

Form of Option Agreement for subsequent grant of options (included as Exhibit 10.5(b) to Amendment No. 6 to the Company's Registration Statement filed on August 2, 2000 (File No. 333-64391) and incorporated herein by reference).

10.6

Form of Indemnification Agreement by and between Inland Retail Real Estate Trust, Inc. and its Directors and executive officers (included as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed February 9, 1999 (File No. 333-64391) and incorporated herein by reference).

10.7

Agreement dated March, 1999 between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Investment Corporation relating to payment of the reasonably estimated cost to prepare and mail a notice to stockholders of any special meeting of stockholders requested   by the stockholders. (Included as Exhibit 10.7 to the Company's Registration Statement on Form S-11 filed November 28, 2000 (File No. 333-50822) and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Included as Exhibit 21 to the Company's Registration Statement on Form S-11 filed on January 31, 2001 (File No. 333-50822) and incorporated herein by reference.).

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

Report on Form 8-K dated October 23, 2001
Item 2	Acquisition or Disposition of Assets
Item 5	Other Items
Item 7	Financial Statements and Exhibits

Report on Form 8-K/A dated 10/23/01
Item 7	Financial Statements and Exhibits

Report on Form 8-K/A dated December 13, 2001
Item 7	Financial Statements and Exhibits

(c)  See exhibit index included above.

(d)  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 8, 2002

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer (Chief Accounting Officer), Chief Financial Officer and Affiliated Director
Date:	March 8, 2002

/s/ Daniel K. Deighan

By:	Daniel K. Deighan
Independent Director
Date:	March 8, 2002

/s/ Kenneth E. Masick

By:	Kenneth E. Masick
Independent Director
Date:	March 8, 2002

/s/ Michael S. Rosenthal

By:	Michael S. Rosenthal
Independent Director
Date:	March 8, 2002