Form 10-Q
period 2002-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2002-05-15
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 9, 2002, there were 54,186,015 Shares of Common Stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	45

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	46

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	48
	(a) Exhibits
	(b) Reports on From 8-K

	Signatures	49

PART I - Financial Information

Item 1. Consolidated Financial Statements

 NLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

Assets
	March 31,	December 31,
	2002	2001
	(Unaudited)
Investment properties:
Land	$185,964,007	$145,662,393
Land held for development	3,904,801	959,257
Construction in progress	735,118	1,783,953
Building and other improvements	543,942,344	447,333,253

	734,546,270	595,738,856
Less accumulated depreciation	(18,875,209)	(14,135,094)

Net investment properties	715,671,061	581,603,762

Investment in joint venture	2,879,548	2,876,869
Mortgage receivable	-	1,100,000
Cash and cash equivalents	87,361,303	24,534,356
Restricted cash	8,421,170	6,711,746
Investment in securities	7,358,260	6,704,775
Accounts and rents receivable, (net of allowance of $663,595 and $840,903 as of March 31, 2002 and December 31, 2001, respectively)	5,115,251	4,439,492
Real estate tax and insurance escrows	765,816	340,086
Loan fees (net of accumulated amortization of $788,266 and $420,597 as of March 31, 2002 and December 31, 2001, respectively)	2,978,791	2,570,640
Leasing fees (net of accumulated amortization of $58,371 and $45,106 as of March 31, 2002 and December 31, 2001, respectively)	195,921	187,886
Deferred acquisition costs	475,024	458,363
Other assets	119,938	59,844

Total assets	$831,342,083	$631,587,819
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

(continued)

March 31, 2002 and December 31, 2001

Liabilities and Stockholders' Equity
	March 31,	December 31,
	2002	2001
	(Unaudited)
Liabilities:
Accounts payable	$1,361,741	$531,904
Accrued offering costs due to affiliates	964,203	773,191
Accrued offering costs due to non-affiliates	649,414	274,800
Accrued interest payable to non-affiliates	1,016,771	714,478
Real estate tax payable	1,945,476	-
Distributions payable	3,111,662	2,376,125
Security deposits	837,398	698,155
Mortgages payable	406,057,756	313,499,312
Unearned income	492,895	594,592
Note and margin payable	6,619,917	6,260,483
Other liabilities	6,607,059	4,764,042
Due to affiliates	1,424,170	332,831

Total liabilities	431,088,462	330,819,913

Minority interest in partnership	2,000	2,000
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, 47,309,486 and 35,891,718 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	473,095	358,917
Additional paid-in capital (net of costs of Offering of
$51,000,038 and $39,335,560 at March 31, 2002 and December 31, 2001, respectively, of which $41,538,531 and $30,981,962 was paid or accrued to Affiliates, respectively)	418,808,359	316,759,170
Accumulated distributions in excess of net income	(18,239,605)	(15,282,504)
Accumulated other comprehensive loss	(790,228)	(1,069,677)

Total stockholders' equity	400,251,621	300,765,906

Commitments and contingencies (Notes 7 and 13)

Total liabilities and stockholders' equity	$831,342,083	$631,587,819
	===========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2002 and 2001
(Unaudited)

	March 31,	March 31,
	2002	2001

Income:
Rental income	$16,517,438	$5,146,701
Additional rental income	3,796,820	1,404,921
Interest and dividend income	330,832	373,426
Gain on sale of investment securities	35,715	13,911
Other income	133,720	3,187

	20,814,525	6,942,146
Expenses:
Professional services to non-affiliates	82,386	52,811
General and administrative expenses to affiliates	147,482	99,425
General and administrative expenses to non-affiliates	96,259	63,514
Advisor asset management fee	797,000	-
Property operating expenses to affiliates	951,672	330,074
Property operating expenses to non-affiliates	3,734,370	1,415,458
Mortgage interest to non-affiliates	4,576,616	2,126,819
Depreciation	4,740,114	1,510,938
Amortization	380,935	63,308
Acquisition costs expense to affiliates	-	22,989
Acquisition costs expense to non-affiliates	26,571	14,591

	15,533,405	5,699,927
Net income	$5,281,120	$1,242,219

Other comprehensive income: Unrealized gain on investment securities	279,449	516,331

Comprehensive income	$5,560,569	1,758,550
	===========	===========
Net income per weighted average common share, basic and diluted	$.13	$.09
	===========	===========

Weighted average number of common shares outstanding, basic and diluted	41,254,793	14,047,894
	===========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2002

(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$ (1,069,677)	$ 300,765,906

Net income	--	--	--	5,281,120	--	5,281,120
Unrealized gain on investment securities	--	--	--	--	279,449	279,449
Distributions declared ($.20 per weighted average number of common shares outstanding)	--	--	--	(8,238,221)	--	(8,238,221)
Proceeds from Offering including DRP (net of Offering costs of $11,664,478)	11,430,966	114,310	102,171,459	--	--	102,285,769
Retired stock	(13,198)	(132)	(122,270)	--	--	(122,402)
Balance at March 31, 2002	47,309,486	$ 473,095	$ 418,808,359	$ (18,239,605)	$ (790,228)	$ 400,251,621
	=========	=========	=========	============	============	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2002 and 2001

(unaudited)
	March 31,	March 31,
	2002	2001
Cash flows from operating activities:
Net income	$5,281,120	$1,242,219
Adjustments to reconcile net income:
Depreciation	4,740,115	1,510,938
Amortization	380,935	63,308
Gain on sale of investment securities	(35,715)	(13,911)
Rental income under master lease	94,114	90,861
Straight line rental income	(380,217)	(135,528)
Income from unconsolidated joint venture	(105,781)	--
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $(177,308) and $55,627 for 2002 and 2001	(295,542)	766,926
Other assets	(60,094)	67,217
Real estate tax and insurance escrows	(425,730)	(97,330)
Deferred acquisition costs	(16,661)	168,205
Accrued interest payable to non-affiliates	302,293	(12,865)
Real estate tax payable	1,945,476	640,288
Accounts payable	829,837	232,587
Unearned income	(101,697)	77,838
Other liabilities	1,843,017	(118,365)
Security deposits	139,243	60,298
Due to affiliates	1,091,339	59,590
Net cash provided by operating activities	15,226,052	4,602,276

Cash flows from investing activities:
Restricted cash	(1,709,424)	72,745
Purchase of investment securities, net of change in margin account of $359,434 and $1,628,015 for 2002 and 2001	(476,274)	(1,544,596)
Proceeds from sale of investment securities	497,387	136,219
Contributions to unconsolidated joint venture	(2,679)	--
Distributions from unconsolidated joint venture	105,781	--
Purchase of investment properties	(75,541,859)	(35,441,667)
Additions to investment properties	(1,440,669)	(189,250)
Leasing fees	(21,301)	(7,000)
Net cash used in investing activities	(78,589,038)	(36,973,549)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the three months ended March 31, 2002 and 2001

(unaudited)

(a Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

For the three months ended March 31, 2002 and 2001

(unaudited)

	March 31,	March 31,
	2002	2001
Cash flows from financing activities:
Proceeds from offering	$113,950,247	$24,081,825
Repurchase of shares	(122,402)	(269,083)
Payment of offering costs	(11,098,852)	(2,810,648)
Proceeds from issuance of debt	32,507,000	5,400,000
Proceeds from mortgage receivable payoff	1,100,000	--
Principal payments of debt	(1,867,556)	(62,398)
Loan fees	(775,820)	(411,687)
Distributions paid	(7,502,684)	(2,612,985)
Net cash provided by financing activities	126,189,933	23,315,024

Net increase (decrease) in cash and cash equivalents	62,826,947	(9,056,249)

Cash and cash equivalents at January 1,	24,534,356	24,664,511

Cash and cash equivalents at March 31,	$87,361,303	$15,608,262
	=========	=========

Supplemental schedule of noncash investing and financing activities:
Purchase of investment properties	$(137,460,859)	$(35,441,667)
Assumption of mortgage debt	61,919,000	--
Note payable issued to seller	--	--
	(75,541,859)	(35,441,667)
	=========	=========

Distributions payable	$3,111,662	$1,006,423
	=========	=========

Cash paid for interest	$4,274,323	$2,139,684
	=========	=========

See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2002
(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 2001, which are included in the Company's 2001 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering") on a best effort basis. As of March 31, 2002, the Company has received subscriptions for a total of 32,758,052 Shares in the Subsequent Offering. In addition, the Company has issued 1,065,790 Shares pursuant to the Company's DRP. The Initial Offering and the Subsequent Offering are collectively referred to as the "Offerings". As of March 31, 2002, the Company has repurchased a total of 201,705 Shares through the Company's Share Repurchase Program for $1,849,680.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at March 31, 2002 and December 31, 2001 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis; a decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of March 31, 2002 and December 31, 2001, the Company has recorded a payable of $3,520,918 and $3,161,484, respectively, for securities purchased on margin. During the three months ended March 31, 2002, the Company recognized $35,715 of gain on sale of investment securities. Of the investment securities held on March 31, 2002 and 2001, the Company had recognized comprehensive unrealized income of approximately $279,449 and $516,331, respectively.

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

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Life Assets to be Disposed of," required the Company to record an impairment loss on its property held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale of the property. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. As of December 31, 2001, the Company does not believe any such impairment of its properties exists.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company has adopted SFAS 144. The adoption did not have any material effect on the Company.

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

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and 15 years for site improvements. Furniture and equipment are depreciated over five years. Tenant improvements are amortized on a straight-line basis over the life of the related lease.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loan.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

The carrying amount of investment in joint venture, mortgage receivable, cash and cash equivalents, restricted cash, accounts and rents receivable, investments in securities, real estate tax and insurance escrows, other assets, accounts payable, accrued offering costs due to affiliates and non-affiliates, accrued interest payable to non-affiliates, distributions payable, note payable, security deposits, unearned income, other liabilities and due to affiliates approximate fair value because of the relatively short maturity of these instruments.

On December 2, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The staff determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

(2) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries (generally, Limited Liability Companies, ("LLCs") for which separate financial records are maintained) and the accounts of the operating partnership in which the Company has approximately a 99% controlling general partner interest. The Advisor owns the remaining limited partner common units for which it paid $2,000. The Advisor's limited partner common units represent approximately 1% of the operating partnership which is reflected as minority interest in the accompanying Consolidated Financial Statements. The effects of all significant intercompany transactions have been eliminated.

Four individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLC with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company retains all economic burdens and benefits of ownership of the respective properties. As consideration for IREIC's guaranty of the loans, the Company pays IREIC an annual fee equal to 1/8% of the outstanding loan balance, paid monthly. The Consolidated Financial Statements include the amount of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(3) Transactions with Affiliates

As of March 31, 2002 and December 31, 2001, the Company had incurred $51,000,038 and $39,335,560 of offering costs respectively, of which $41,538,531 and $30,981,962 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 2002 and December 31, 2001 offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $10,556,569 and $19,287,730 as of March 31, 2002 and December 31, 2001 respectively, of which $649,414 and $773,191 for the periods ended March 31, 2002 and December 31, 2001, respectively were unpaid.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in general and administrative expenses to affiliates. During the periods ended March 31, 2002 and 2001 the Company incurred $147,482 and $99,425 respectively of these costs, of which $627,170 and $332,831 remained unpaid as of March 31, 2002 and December 31, 2001, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such fees totaled $30,174 and $8,700 for the periods ended March 31, 2002 and 2001, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company utilized the services of an affiliate of the Advisor to facilitate mortgage financing that the Company obtained on some of the properties purchased. During the three months ended March 31, 2002, $53,823 of fees were incurred and paid. No such fees were incurred or paid for the three months ended March 31, 2001.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

The Company is obligated to pay an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves, less any mortgages payable on such assets. The Company computes its net asset value by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee. The fee is payable quarterly for an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's Advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month during the quarter for which the Company is calculating the fee,) or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization or bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the three months ended March 31, 2002, the Company incurred asset management fees of $797,000, all of which remain unpaid at March 31, 2002. The Company neither accrued nor paid such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property management companies are entities owned principally by individuals who are affiliates of the Advisor. The managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $921,498 and $321,374 for the three months ended March 31, 2002 and 2001, respectively, none remained unpaid as of March 31, 2002 and December 31, 2001.

In December 2001 and January 2002, an Affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion, all of which mature in July 2002. The Company has agreed to pay the Affiliate 1/8 of a percent per annum of the guaranteed amount for providing such guarantee. As of March 31, 2002, $28,320 of guarantee fees related to the LLCs has been incurred for the period ending March 31, 2002, all of which remain unpaid at March 31, 2002.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of March 31, 2002 and December 31, 2001, options to acquire 12,000 Shares were outstanding.

In addition to sales commissions, the dealer manager of the Offering (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offerings, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares in each offering. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of March 31, 2002 and December 31, 2001, 1,856,201 and 1,410,473 warrants have been issued. These warrants have nominal value and none had been exercised at March 31, 2002 and December 31, 2001.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their cost upon receipt of proceeds from the initial Offering.

		Initial Costs (A)			Gross amount at which Carried at March 31, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
Encumbrance		Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
Multi-tenant Retail
Lake Walden Square
Plant City, FL	9,794,962	3,006,662	11,549,586	191,828	3,006,662	11,741,414	14,748,076	1,377,594	1992	05/99
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	546,966	1993	06/99
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,665)	3,293,792	6,319,170	9,612,962	677,380	1998	07/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	2,126,752	1998	07/99
Lake Olympia Square (C)
Ocoee, FL	5,594,757	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	716,511	1995	09/99
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	472,748	1998	09/99
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	43,835	6,098,178	18,352,106	24,450,284	1,629,113	1995	09/99
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	686,255	1997	10/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	(90,009)	6,702,658	11,101,903	17,804,561	1,052,738	1973/1998	12/99
Conway Plaza
Orlando, FL	5,000,000	2,215,324	6,332,434	270,935	2,215,324	6,603,369	8,818,693	574,600	1985/1999	02/00
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(206,793)	4,805,830	29,319,512	34,125,342	2,063,436	1997/2000	05/00
Gateway Market Center
St. Petersburg, FL	15,637,500	6,351,847	14,576,808	69,644	6,351,847	14,646,452	20,998,299	864,235	1999/2000	07/00
Columbia Promenade
Kissimmee, FL	3,600,000	1,483,737	5,956,206	(4,006)	1,483,737	5,952,200	7,435,937	285,972	2000	01/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(5) Investment Properties (continued)

Initial Costs (A)	Gross amount at which Carried at March 31, 2002

Buildings	Adjustments	Buildings	Date
And	to	And	Accumulated	Construct-	Date
Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired

West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	(66,396)	4,514,559	6,639,914	11,154,473	255,840	2000	03/01
Sand Lake Corners
Orlando, FL	11,900,000	6,091,246	16,164,600	(144,414)	6,091,246	16,020,186	22,111,432	614,783	1998/2000	05/01
Woodstock Square
Atlanta, GA	14,000,000	5,516,733	22,079,359	(68,569)	5,516,733	22,010,790	27,527,523	666,308	2001	06/01
Chickasaw Trails Shopping Center
Orlando, FL	4,400,000	1,723,260	6,907,737	8,776	1,723,260	6,916,513	8,639,773	166,852	1994	08/01
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	261,809	7,460,820	14,133,257	21,594,077	273,650	1994/1998	09/01
Aberdeen Square
Boynton Beach, FL	3,670,000	1,948,473	4,768,166	(25,399)	1,948,473	4,742,767	6,691,240	77,456	1990	10/01
Brandon Blvd. Shoppes
Brandon, FL	5,137,000	1,894,787	7,587,323	(52,729)	1,894,787	7,534,594	9,429,381	97,755	1994	11/01
Creekwood Crossing
Bradenton, FL	14,000,000	6,376,185	17,239,607	73,885	6,376,185	17,313,492	23,689,677	235,261	2001	11/01
Eisenhower Crossing I & II
Macon, GA	23,800,000	7,487,472	35,900,684	(212,448)	7,487,472	35,688,236	43,175,708	349,700	2001/2002	11/01 /
Anderson Central	03/02
Anderson, SC	11,000,000	2,219,839	13,642,727	(114,148)	2,219,839	13,528,579	15,748,418	185,852	1999	11/01
Abernathy Square
Atlanta, GA	13,392,000	8,054,652	16,076,111	(48,502)	8,054,652	16,027,609	24,082,261	213,478	1983/1994	12/01
Citrus Hills
Citrus Hills, FL	3,000,000	841,567	5,185,586	(2,282)	841,567	5,183,304	6,024,871	51,784	1994	12/01
Steeplechase Plaza
Ocala, FL	--	1,554,810	7,092,510	4,763	1,554,810	7,097,273	8,652,083	70,661	1993	12/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at March 31, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired

Douglasville Pavilion
Douglasville, GA	20,000,000	6,540,781	20,836,192	(167,609)	6,540,781	20,668,583	27,209,364	176,643	1998	12/01
Venture Pointe
Duluth, GA	13,333,600	10,878,572	15,654,530	(163,662)	10,878,572	15,490,868	26,369,440	133,513	1996	12/01
Southlake Pavilion
Morrow, GA	39,740,000	7,830,718	48,545,944	(190,806)	7,830,718	48,355,138	56,185,856	414,893	1996/2001	12/01
Fayetteville Pavilion
Fayetteville, NC	20,133,000	7,114,584	19,783,655	16,750	7,114,584	19,800,404	26,914,989	192,081	1998/2001	12/01
Turkey Creek Phase I
Knoxville, TN	13,220,000	3,973,419	17,798,386	--	3,973,419	17,798,386	21,771,805	186,455	2001	01/02
Sarasota Pavilion
Sarasota, FL	28,875,000	17,273,845	24,826,101	61,682	17,273,845	24,887,783	42,161,628	148,653	1999	01/02
Logger Head Junction
Sarasota, FL	--	344,321	319,379	1	344,321	319,380	663,701	2,214	1980/1984	02/02
Hairston Crossing
Decatur, GA	--	1,066,527	5,541,445	--	1,066,527	5,541,445	6,607,972	18,669	2001/2002	02/02
Newnan Pavilion
Newnan, GA	19,824,000	8,560,550	24,513,264	--	8,560,550	24,513,264	33,073,814	69,213	1998/2002	03/02
Acworth Avenue Retail Shopping Center
Acworth, GA	--	959,257	1,875,198	--	959,257	1,875,198	2,834,455	19,819	2001	12/00
Universal Plaza Lauderhill, FL	--	3,571,566	6,197,488	--	3,571,566	6,197,488	9,769,054	42,658	2002	01/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(5) Investment Properties (continued)

Initial Costs (A)	Gross amount at which Carried at March 31, 2002

Buildings	Adjustments	Buildings	Date
And	to	And	Accumulated	Construct-	Date
Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired

Single-User Retail
Kmart Macon, GA	4,655,000	1,172,127	7,858,708	--	1,172,127	7,858,708	9,030,835	373,895	2000	02/01
Lowe's Home Improvement Center Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	342,228	2000	02/01
PETsMART - Fredericksburg Fredericksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	78,145	1997	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,349	--	809,449	2,428,349	3,237,798	74,199	1996	04/01
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	--	775,738	2,327,215	3,102,953	71,109	1995	04/01
Jo-Ann Fabrics Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,127	75,460	2000	06/01
Just For Feet - Daytona Daytona Beach, FL	2,000,000	1,651,300	2,249,996	3,916	1,651,300	2,253,912	3,905,212	48,220	1998	08/01
Eckerd Drug Store - Greenville Greenville, SC	--	1,470,306	1,357,205	(15,581)	1,470,306	1,341,624	2,811,930	18,092	2001	11/01
Eckerd Drug Store - Spartanburg Spartanburg, SC	--	757,850	2,049,000	5,357	757,850	2,054,357	2,812,207	31,856	2001	12/01
Just For Feet - Covington Covington, LA	1,885,000	1,218,745	2,225,011	--	1,218,745	2,225,011	3,443,756	7,691	1999	02/02
Just For Feet - Augusta Augusta, GA	1,668,000	697,307	2,357,038	(1)	697,307	2,357,037	3,054,344	8,162	1999	02/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(5) Investment Properties (continued)

		Initial Costs (A)			Gross amount at which Carried at March 31, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
Encumbrance		Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired

Development Parcel

Shoppes of Golden Acres
Newport Richey, FL	--	3,904,801	--	735,118	3,904,801	735,118	4,639,919	--	12/00

Subtotal	406,057,756	189,873,808	544,569,921	88,823	189,868,808	544,663,744	734,532,552	18,867,548
	==========	===========	==========	===========	==========

Furniture and equipment						13,718	13,718	7,661
Total						544,677,462	734,546,270	18,875,209
						==========	==========	==========

(See notes on next page)

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

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
  Reconciliation of real estate owned:

	March 31	December 31,
	2002	2001

Balance at beginning of year	$595,725,138	191,862,088
Purchases of property	137,460,859	403,080,750
Additions	1,440,669	2,458,283
Payments received under master leases and principal escrow	(94,114)	(1,675,983)

Balance at end of the period	$734,532,552	595,725,138
	============	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$14,128,116	5,806,832
Depreciation expense	4,738,432	8,321,284

Balance at end of period	$18,867,548	14,128,116
	===========	==========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(6) Leases

Master Lease Agreements

In connection with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of the purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amounts of such payments were $2,307,758 as of March 31, 2002 and $2,213,644 as of December 31, 2001, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2002	$68,587,861
2003	68,074,334
2004	64,494,548
2005	61,153,498
2006	57,611,441
Thereafter	436,703,532

Total	$756,625,214
==========

The remaining lease terms range from one year to fifty-five years. Pursuant to the lease agreements, tenants are required to reimburse the Company for some or all of their pro rata share of real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. The accompanying Consolidated Financial Statements include a net increase of $380,217 and $135,528, for the three months ended March 31, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $1,755,442 and $1,375,225 in the related accounts and rents receivable as of March 31, 2002 and December 31, 2001, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at March 31, 2002 and December 31, 2001:
	Interest			Balance at
	Rate at	Maturity	Monthly	March 31,	December 31,
Property as Collateral	03/31/02	Date	Payment	2002	2001
Mortgages payable to non-affiliates:
Lake Walden Square	7.63%	11/2007	$72,584 (a)	$9,794,962	$ 9,825,487
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	3.57%	03/2008	(c)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,594,757	5,631,788
Bridgewater Marketplace	3.63%	09/2006	(c)	2,987,500	2,987,500
Bartow Marketplace	3.53%	09/2006	(c)	13,475,000	13,475,000
Countryside*	6.54%	06/2006	(b)	4,300,000	4,300,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	3.52%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Market Center*	3.77%	08/2002	(c)	5,212,500	5,212,500
	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	4.04%	02/2002	(c)	-	1,800,000
	7.61%	02/2006	(b)	3,600,000	3,600,000
Kmart (d)	6.80%	06/2006	(b)	4,655,000	4,655,000
Lowe's Home Improvement Center (d)	6.80%	06/2006	(b)	4,845,000	4,845,000
West Oaks	6.80%	06/2006	(b)	4,900,000	4,900,000
Sand Lake Corners (e)	6.80%	06/2008	(b)	11,900,000	11,900,000
Woodstock Square	3.55%	08/2008	(c)	14,000,000	14,000,000
PETsMART-Fredericksburg (e)	7.37%	06/2008	(b)	1,435,000	1,435,000
PETsMART-Daytona Beach (e)	7.37%	06/2008	(b)	1,361,200	1,361,200
PETsMART-Chattanooga (e)	7.37%	06/2008	(b)	1,303,800	1,303,800
Jo-Ann Fabrics*	3.57%	08/2008	(c)	2,450,000	2,450,000
Chickasaw Trails Shopping Center	6.26%	11/2006	(b)	4,400,000	4,400,000

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)
	Interest			Balance at
	Rate at	Maturity	Monthly	March 31,	December 31,
Property as Collateral	03/31/02	Date	Payment	2002	2001

Just for Feet - Daytona*	3.62%	09/2006	(c)	2,000,000	2,000,000
Skyview Plaza	3.47%	11/2006	(c)	10,875,000	10,875,000
Aberdeen Square	6.25%	01/2007	(b)	3,670,000	3,670,000
Creekwood Crossing (f)	3.68%	03/2003	(c)	14,000,000	14,000,000
Eisenhower Crossing I	6.09%	01/2007	(b)	16,375,000	16,375,000
Anderson Central	7.63%	09/2003	(b)	11,000,000	11,000,000
Douglasville Pavilion (g)	3.75%	07/2002	(c)	20,000,000	20,000,000
Venture Pointe*	5.00%	07/2002	(c)	13,333,600	13,333,600
Southlake Pavilion(g)	3.75%	07/2002	(c)	31,240,000	31,240,000
Southlake Pavilion *	5.00%	07/2002	(c)	8,500,000	8,500,000
Fayetteville Pavilion(g)	3.75%	07/2002	(c)	20,133,000	20,133,000
Citrus Hills	3.57%	02/2007	(c)	3,000,000	-
Brandon Blvd. Shoppes	6.24%	03/2009	(b)	5,137,000	-
Sarasota Pavilion (g)	3.75%	07/2002	(c)	28,875,000	-
Just for Feet - Augusta*	3.62%	03/2007	(c)	1,668,000	-
Turkey Creek*	5.00%	07/2002	(c)	13,220,000	-
Just for Feet - Covington*	3.62%	03/2007	(c)	1,885,000	-
Eisenhower Crossing II	6.12%	01/2007	(b)	7,425,000	-
Abernathy Square	6.29%	03/2009	(b)	13,392,000	-
Newnan Pavilion*	5.00%	09/2002	(c)	19,824,000	-
				$406,057,756	$313,499,312
				=========	=========

(a) Payments include principal and interest.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR, or bank prime.

(d) The Kmart and Lowe's properties together collateralize a single mortgage payable.

(e) The three PETsMART properties collateralize a single mortgage payable and are also cross collateralized with the Sand Lake Corners property.

(f) The Company secured an acquisition line of credit in the amount of $14,000,000. The funds are available to be drawn through the maturity date of March 27, 2003 and maintain interest at the rate of 1.75% over LIBOR. In December 2001, the Company received a $14,000,000 advance pertaining to the acquisition of Creekwood Crossing, which was subsequently repaid on April 3, 2002.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(g) An affiliate of the Advisor has guaranteed these loans. The Company has agreed to pay the affiliate 1/8 of a percent per annum of the guaranteed amount for providing such guaranty.

* These mortgages are either fully or partially guaranteed by the Company or are considered recourse obligations. Under certain conditions, the lender may pursue other assets of the Company to recover losses related to these loans.

All of the mortgages are serviced by an affiliate of the Advisor on behalf of the Company. The affiliate receives servicing fees at a market rate for such services.

The following table shows the debt maturing during the next five years and the weighted average interest rate as of March 31, 2002 related to that debt.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$ 210,907	$11,301,488	$326,418	$27,898,414	$52,435,646	$ 67,081,283
Variable rate debt	160,338,100	14,000,000	--	5,000,000	29,337,500	38,128,000

Average interest rate on debt:
Fixed rate debt	7.85%	7.63%	7.85%	7.56%	6.99%	6.74%
Variable rate debt	4.14%	3.66%	N/A	3.52%	3.52%	3.65%

The principal balance of $246,803,600 or 61% of the Company's mortgages payable at March 31, 2002, have variable interest rates averaging 3.96%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company is currently working with lenders to obtain new financing to pay off approximately $160,000,000 of the loans that mature in 2002. The Company also expects to use proceeds from the offering to payoff a portion of the loans maturing in 2002. As part of its financing strategy, the Company prepares packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to the Company. The Company believes that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The company is confident it will obtain new long term financing to achieve the strategy objective. For the period ending March 31, 2002, the Company possessed $1,800,000 of debt which matured and was paid off; additionally, the Company obtained $94,426,000 of new debt financings.

(8) Note Payable

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

(9)  Mortgage Receivable

On December 21, 2000 the Company funded a $1,100,000 mortgage note receivable on a 49,749 square foot shopping center which was under construction, located in Lauderhill, Florida. The principal amount of $1,100,000 was secured by a second mortgage on the property and personal guaranties of the borrower. The interest rate of the note was 10% per annum and was due to mature August 31, 2002. On January 30, 2002, the Company exercised its option to purchase this property and this mortgage note receivable was fully repaid to the Company from the seller's proceeds at closing.

(10) Investment in Joint Ventures

On September 28, 2001, the Company acquired a 65% membership interest in Hendon Stonebridge, LLC for approximately $2,860,000. Hendon Stonebridge, LLC owns 100% of a fee simple interest in one retail property known as Stonebridge Square Shopping Center. The center is located in Roswell, Georgia and contains 160,188 gross leasable square feet. The Company also has an option, exercisable not sooner than April 1, 2002 and not later than May 15, 2002, to acquire the remaining 35% interest in Hendon Stonebridge, LLC for the remainder of the purchase price, not to exceed $21,260,659 in total. Until the Company exercises the option, or redeems the membership interest, the Company will receive a preferred cash return, paid monthly, at an annualize rate of 15% on our investment. Stonebridge Square Shopping Center is currently subject to an existing construction loan with a principal balance of $16,900,000. If the Company chooses not to exercise its option, the Company's membership interest can be redeemed for a price equal to the Company's capital contribution plus any accrued and unpaid amounts related to the 15% preferred return. If the Company elects to exercise its option and acquire 100% interest in Hendon Stonebridge, LLC, the Company will in effect assume the existing construction loan and acquire Stonebridge Square Shopping Center. In accordance with APB Opinion No.18, "The Equity Method of Accounting For Investments in Common Stock," the Company uses the equity method of accounting for its LLC investment in Stonebridge since the Company has significant influence over, but not control of, the major operating financial policies of the property. Under this method, the Company's share of income or loss incurred by the property is recognized as an increase or reduction of the carrying value of the investment but the loss recognized, if any, does not exceed the Company's investment basis. The Company recognized $105,781 of income from the joint venture for the period ending March 31, 2002, all of which was distributed to the Company from the joint venture. Additionally, for the year ending December 31,2001, the Company received $111,658 of distributions all of which was recognized as income.

(11) Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee and Louisiana. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

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

The property revenues and net property operations are summarized in the following tables for the three months ended March 31, 2002 and 2001, along with reconciliation to net income. Property asset information is as of March 31, 2002 and December 31, 2001.
	2002	2001

Property rental income	$20,314,258	$6,551,622
Other property operating income	3,550	3,187
Total property operating expenses	4,686,042	1,745,532
Mortgage interest	4,576,616	2,126,819

Net property operations	11,055,150	2,682,458

Interest and dividend income	330,832	373,426
Other income	130,170	--
Gain on sale of investment securities	35,715	13,911
Less non property expenses:
Professional services	82,386	52,811
General and administrative and acquisition costs expensed	270,312	200,519
Advisor asset management fee	797,000	--
Depreciation and amortization	5,121,049	1,574,246

Net income	$5,281,120	$1,242,219

Total Assets
Investment properties	$715,671,061	$581,603,762
Non-segment assets	115,671,022	49,984,057
	$831,342,083	$631,587,819
	==========	==========

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

As of March 31, 2002 and December 31, 2001, respectively, warrants to purchase 1,856,201 and 1,410,473 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants were greater than the average market price of common shares. The weighted average number of common shares outstanding were 41,254,793 and 14,047,894 for the three months ended March 31, 2002 and 2001, respectively.

(13) Commitment and Contingencies

On February 8, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space. Phase I costs are expected to be approximately $119 per square foot of leasable space; these costs include the developer's profit and the cost of the land for Phase II. The total cost may be adjusted upward or downward based on the actual lease rates achieved. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,440 square feet of leasable space. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the property at a later date.

The Company is not subject to any material pending legal proceeding.

(14) Subsequent Events

The Company paid distributions of $3,111,662 and $3,371,211 to its stockholders in April and May 2002, respectively.

The Company issued 6,876,529 Shares of Common Stock from March 31, 2002 through May 9, 2002, resulting in a total of 54,186,015 Shares of Common Stock outstanding.

As of May 9, 2002, subscriptions for a total of 53,066,499 Shares were received resulting in total gross offering proceeds of $528,166,483 and an additional 1,327,235 Shares were issued pursuant to the DRP for $12,608,728 of additional gross proceeds. The Company has repurchased 207,718 Shares through the Company's Share Repurchase Program for $1,906,822.

On April 18, 2002, the Company purchased a shopping center know as Riverstone Plaza from an unaffiliated third party for approximately $32,000,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Riverstone Plaza is located in Canton, Georgia and contains approximately 302,000 gross leasable square feet. Belk's, Publix, Ross Stores, Goody's and Michaels are amongst the tenants that occupy the property.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties leased as Eckerd Drug Stores. The land parcels were acquired from an unaffiliated third party for approximately $2,140,000. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $5,617,000 for approximately 24,700 gross leasable square feet. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina.

On April 10, 2002, the Company purchased a newly constructed shopping center known as Target Center from an unaffiliated third party for approximately $7,622,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Target Center is located in Columbia, South Carolina and contains approximately 79,250 gross leasable square feet. Three tenants, OfficeMax, Linen N Things and Michaels, comprise 100% of the gross leasable area.

On April 23, 2002, the Company acquired a newly constructed shopping center known as Crystal Springs Shopping Center from an unaffiliated third party for approximately $7,400,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Crystal Springs Shopping Center is located in Crystal River, Florida and contains approximately 67,000 gross leasable square feet. Publix, Blockbuster, and Rosemary's Hallmark are amongst the tenants that occupy the property.

On April 22, 2002, the Company acquired an existing shopping center known as Melbourne Shopping Center from an unaffiliated third party for approximately $9,775,000. The Company purchased the property with its own funds and assumed the existing debt with a principal balance remaining of approximately $5,948,800. The loan matures on March 10, 2009 and allows for interest only payment at a fixed rate of 7.68% per annum plus $1,200 annual principal reduction for the first four years. Beginning on May 10, 2006 the payment increases to a monthly amount which represents a thirteen year amortizing debt at 7.68% interest for the remaining term. The lender required the company to establish an initial escrow for approximately $820,000 in order to pay for roof and parking lot repairs and improvements to this property over the next few years. The lender also required the company to fund a reserve account to cover the cost of future capital expenditures. The reserve amount required is $54,000 per annum commencing May, 2003 for a three year period and $24,000 per annum thereafter. Melbourne Shopping Center is located in Melbourne, Florida and contains approximately 209,200 gross leasable square feet. Big Lots, Publix, Value Thrift, Bealls' Outlet, Burke's Outlet, Dollar Tree and Sheri's Hallmark are amongst the tenants that occupy the property.

In December 2001, the Company received a $14,000,000 line of credit advance pertaining to the acquisition of Creekwood Crossing. This advance was repaid on April 3, 2002.

On April 3, 2002, the Company obtained an $11,750,000 first mortgage note on the Creekwood Crossing property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.80% per annum.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(Continued)

March 31, 2002
(unaudited)

On April 18, 2002, the Company obtained a $4,651,350 first mortgage note on the Steeplechase Plaza property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.50% per annum.

On April 22, 2002, the Company obtained a $4,970,000 first mortgage note on the Universal Plaza property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.80% per annum with a floor of 4%.

On April 29, 2002, the Company funded a $2,475,000 second mortgage note receivable which will be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintains a stated interest rate of 10% per annum and matures the earlier of May 31, 2003 or the date upon which the property is sold, transferred or conveyed by the borrower. The note requires monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments are to be drawn from a reserve the borrower was required to establish. This $268,125 reserve was retained by the Company which reduced the principal distributed to the borrower. GAAP requires that $2,206,875, the actual amount distributed, represents the mortgage note receivable. Given $2,475,000 is due at maturity, the effective interest rate to be realized on this note receivable will be 11.215% if held to May 31, 2003. The principal amount is secured by a second mortgage on the property and personal guarantees of the borrower. Midway Plaza is located in Tamarac, Florida and consists of approximately 232,300 gross leasable square feet. The Company, at its option, may elect to purchase the shopping center upon completion of the redevelopment.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the three month period ended March 31, 2002 to the corresponding period ended March 31, 2001 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report and in the Company's consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

The term capitalized in this section, but without definition, has the meaning set forth in the Notes to Consolidated Financial Statements contained in this Form 10-Q.

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

The Southeast market in which the Company's properties are located experienced an economic slowdown during 2001 and first quarter 2002, in line with the nation's slowing economy. The terrorist attacks in New York and Washington D. C. on September 11, 2001 and the resulting nationwide slowdown in airline traffic and tourism had a further impact on the local economies where the Company's properties are located. The Company has not observed any material effects on its operations as a result of these events. The Company believes that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at the Company's properties to a large extent consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

As of March 31, 2002, the Operating Partnership owned a portfolio of 49 properties and a land parcel under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee or Louisiana. At March 31, 2002, the portfolio consisted of 37 shopping centers, 11 free standing single-user retail buildings and one office complex containing an aggregate of approximately 7,081,293 square feet of gross leasable area ("GLA") and approximately 95.4% of the GLA was leased.

Critical Accounting Policies

General.

The following disclosure pertains to critical accounting policies management believes are most "critical" to the portrayal of the Company's financial condition and results of operations which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (GAAP). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Property. In order to ascertain the value of an investment property management takes into consideration many factors which require difficult, subjective or complex judgments to be made. These judgments require management to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among others. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole by management in determining the valuation. The valuation is sensitive to the actual results of any these uncertain factors, either individually or taken as a whole. Should the actual results, differ from management's judgment, the valuation could be negatively effected. The valuation and possible subsequent impairment of investment properties results in a significant estimate that can and does change based on management's continuous process of analyzing each property and on management's assumptions about uncertain inherent factors.

Master Leases. In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces either at the time or subsequent to the purchase. GAAP requires that upon receipt these payments are recorded as a reduction in the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions utilized in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period from one to three years. There are no assurances that upon the expiration of the master lease agreements that the valuation factors pertaining to rent and occupancy assumed by management will be met. Should the actual results, differ from management's judgment, the property valuation could be negatively effected.

Valuation of accounts and rents receivable. Management takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history, and financial strength of the tenant, which taken as a whole, determines the valuation.

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

Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. Management anticipates that during the current year the Company will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites, and (iii) continue to pay distributions to stockholders. The aforementioned capital demands are expected to be funded mainly from proceeds of the Company's public Offerings of Shares, cash flows from operating activities, financings and other external capital resources available to the Company.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with the ongoing maintenance and operation including utilities, property taxes and insurance. In addition, in some instances the Company's leases provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains the responsibility for certain costs and expenses associated with the property. Management anticipates that capital demands to meet obligations related to property capital improvements will be minimal for the foreseeable future and can be met with funds from operations and working capital. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Management believes that the Company's current capital resources, including cash on hand, are sufficient to meet its liquidity needs for the foreseeable future.

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

As of March 31, 2002 and December 31, 2001, subscriptions for a total of 46,445,401 and 35,294,860 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to the Advisor. In addition, the Company distributed 1,065,790 and 785,365 Shares pursuant to the Company's DRP as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002 the Company has repurchased 201,705 Shares and has issued Soliciting Dealer Warrants to acquire 1,856,201 Shares. As a result of such sales and repurchases, the Company has received a net total of $368,281,416 of Gross Offering Proceeds as of March 31, 2002. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds from the Initial Offering and the Subsequent Offering or all organization and offering expenses (including selling commissions) which together exceeds 15% of the Gross Offering Proceeds. As of March 31, 2002 and December 31, 2001, organizational and offering costs totaling $51,000,038 and $39,335,560, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent Offering. Any excess amounts at the completion of the Subsequent Offering will be reimbursed by the Advisor.

As of March 31, 2002, 1,856,201 Soliciting Dealer Warrants were sold to the Dealer Manager for a total of $1,485 and none of the Soliciting Dealer Warrants had been exercised for Shares.

Line of Credit. On December 20, 2001, the Company secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit had a maturity date of March 27, 2002 and carried interest at the rate of 1.75% over LIBOR per annum. Funds from this line of credit were used to purchase a property in December 2001. This line of credit is secured by second mortgages on three properties owned by the Company which also have first mortgages with this bank. This line of credit has been extended to March 27, 2003.

Stockholder Liquidity. The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity to stockholders until such time as a market for the Shares develops:

The DRP allows stockholders who purchase Shares pursuant to the Offerings to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share. As of March 31, 2002, the Company distributed 1,065,790 Shares pursuant to the DRP for an aggregate of $10,125,007.

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

Shares purchased by the Company will not be available for resale. As of March 31, 2002, 201,705 Shares have been repurchased for an aggregate cost of $1,849,680.

Capital Resources

As of March 31, 2002, the Operating Partnership owned a portfolio of 49 properties and a land parcel under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee and Louisiana. At March 31, 2002, the portfolio consisted of 37 shopping centers, 11 free standing single-user retail buildings and one office complex containing an aggregate of approximately 7,081,293 square feet of gross leasable area ("GLA") and approximately 95.4% of the GLA was leased.

The Company expects to meet its short-term operating liquidity requirements generally through its net cash provided by property operations. For the three month period ending March 31, 2002 and 2001, the properties owned by the Company were generating sufficient cash flow to cover the Company's operating expenses plus pay a monthly distribution on weighted average Shares outstanding. Operating cash flows are expected to increase as additional properties are added to the Company's portfolio.

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

Cash Flows From Operating Activities

Net cash flows generated from operating activities were $15,226,052 and $4,602,276 for the three month period ended March 31, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the three month period ended March 31, 2002 compared to that of the prior year is due primarily to additional rental revenue and income generated from the operations of thirty-nine properties owned at the beginning of the period compared to twelve properties owned at the beginning of the previous period coupled by the fact that ten properties were acquired in the first quarter 2002 compared to one acquired in the first quarter 2001.

Cash Flows From Investing Activities

Cash flows used in investing activities were $78,589,038 and $36,973,549 for the three month period ended March 31, 2002 and 2001, respectively. The cash flows used in investing activities were primarily due to the acquisition of ten and one properties for which approximately $75,542,000 and $35,442,000 cash proceeds were used to acquire the properties during the three month period ended March 31, 2002 and 2001.

The Company's investment in securities at March 31, 2002 and 2001 consists principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. The Company purchased investment securities for the three month period ended March 31, 2002 in the amount of approximately $836,000, increasing its margin account by approximately $359,000. The Company purchased investment securities of approximately $3,173,000 and increased its margin account by approximately $1,628,000 for the same period in 2001.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $126,189,933, and $23,315,024 for the three month period ended March 31, 2002 and 2001, respectively. The Company generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $102,729,000 and $21,002,000 for the three month period ended March 31, 2002 and 2001, respectively. The Company also generated approximately $32,507,000 and $5,400,000 from the issuance of new mortgages secured by six and one of its properties for the three month period ended March 31, 2002 and 2001. The Company also paid approximately $7,503,000 and $2,613,000 in dividends to its stockholders for the three month period ended March 31, 2002 and 2001. The increase of the weighted average number of common shares outstanding resulted in the increases of dividends declared. The increase in the distribution rates to $.81 per Share from $.80 per Share for the three month period ended March 31, 2002 and 2001 also added to the increased dividends declared. The Company also used approximately $1,800,000 to pay off one mortgage secured by one of its properties for the three month period ended March 31, 2002. No mortgage pay offs occurred during the three months ended March 2001.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor. Management of the Company is responsible for oversight of services outsourced which includes services provided by affiliates of the Advisor for core business processes. Significant business processes provided by affiliates consist of services pertaining to asset management of the Company, raising capital through offerings and financings, professional services including due diligence of prospective investment property acquisitions, general and administrative matters, loan servicing with respect to the monthly processing of debt payments and property management and leasing activities. Costs incurred by the Company for services provided by affiliates for the three month period ending March 31, 2002 and 2001 consist of offering costs of $10,556,569 and $2,087,440, general and administrative expenses of $147,482 and $99,425, loan servicing fees of $30,174 and $8,700, mortgage financing fees of $53,823 and none, advisor asset management fees of $757,000, and none, professional services and property management and leasing fees of $921,498 and $321,374, respectively.

Related Party Transactions. Four individual Limited Liability Companies ("LLCs") formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLCs with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company retains all economic burdens and benefits of ownership of the respective properties. As consideration for IREIC's guaranty of the loans, the Company pays IREIC an annual fee equal to 1/8% of the outstanding loan balance, calculated monthly. The Company has incurred and accrued $28,320 of guaranty fees. The Consolidated Financial Statements include the accounts of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected.

Results of Operations

General

The following discussion is based primarily on the Consolidated Financial Statements of the Company at March 31, 2002 and December 31, 2001 and for the three month period ending March 31, 2002 and 2001. The schedule excludes Shoppes of Golden Acres, the development parcel and Stonebridge Square, the joint venture investment.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	10	1,239,771	136,394,927
	_________	_________	___________
Total	49	7,081,293	$ 730,533,928
	========	========	==========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased by $11,370,737 for the three month period ending March 31, 2002 when compared to the same three month period of the prior year. This increase is due primarily to thirty-nine properties owned and operated throughout the three month period ending March 31, 2002 compared to twelve properties for the three month period ending March 31, 2001.

Additional Rental Income. Additional rental income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased by $2,391,899 for the three month period ending March 31, 2002 when compared to the same three month period of the prior year. This increase is due primarily to thirty-nine properties owned and operated throughout the three month period ending March 31, 2002 compared to twelve properties for the three month period ending March 31, 2001.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by the Company. Interest and dividend income decreased by $42,594 for the three month period ending March 31, 2002 when compared to the same three month period ending of the previous year. This decrease is due primarily to decreases in the interest rates of the short term instruments that the Company invests in. This decrease was offset by the additional funds held in interest bearing instruments during the three month period ended March 31, 2002. Also included is interest earned on a $1,100,000 second mortgage receivable outstanding throughout 2001, but was repaid on January 31, 2002.

Other Income. Other income increased by $130,533 for the three month period ending March 31, 2002 when compared to the same three month period ending of the previous year. This increase is due to the income from the Company's investment in a joint venture.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $82,386 for the three month period ending March 31, 2002 from $52,811 for the three month period ending March 31, 2001. This $29,575 increase results from additional professional services required as the Company moves from a formation stage to an operational stage. Accounting fees account for the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining the accounting and investor records of the Company. These expenses increased to $147,482 for the three month period ending March 31, 2002 from $99,425 for the three month period ending March 31, 2001. This $48,057 increase results from the additional work required as the Company moves from a formation stage to an operational stage. Salaries reimbursed to affiliates for maintaining the accounting and investor records of the Company account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $951,672 for the three month period ending March 31, 2002 from $330,074 for the three month period ending March 31, 2001. This $621,598 increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the three month periods ended March 31, 2002 as compared to March 31, 2001.

Property Operating Expenses to Non-Affiliates. Property operating expenses consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $3,734,370 for the three month period ending March 31, 2002 from $1,415,458 for the three month period ending March 31, 2001. This $2,318,912 increase is primarily due to thirty-nine properties owned and operated throughout the three month period ending March 31, 2002 as compared to twelve properties for the three month period ending March 31, 2001.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $4,576,616 from $2,126,819 for the three month period ending March 31, 2002 and 2001, respectively. This $2,449,797 increase is due to the financing of additional properties owned and operated during the three month period ending March 31, 2002 as compared to the three month period ending March 31, 2001. The $2,449,797 increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $4,740,114 from $1,510,938 for the three month period ending March 31, 2002 and 2001, respectively. This $3,229,176 increase is due to thirty-nine properties owned and operated throughout the three month period ending March 31, 2002 as compared to twelve properties for the three month period ending March 31, 2001.

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

The table below includes tenants that are currently in bankruptcy proceedings or are currently undergoing financial restructurings, and whose space has not been released.
Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Base Rent	Reserve Balance*	Occupancy Status
Countryside	John Rogers	Bankruptcy (3)	1,179	$ 24,311	$ 77,942	Vacant
Countryside	Promedco	Bankruptcy (3)	10,725	214,740	41,818	Partially Released
Lake Walden Square	Edy's Ice Cream	Bankruptcy (3)	1,244	17,416	--	Vacant
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	Occupied(1)
Lake Walden Square	First Mango Management	Bankruptcy (3)	5,570	52,217	59,436	Occupied
Lake Walden Square	Parrots Plus	Bankruptcy	2,800	30,800	22,733	Vacant
Boynton Commons	MVP Hair Salon	Bankruptcy (3)	1,500	42,207	69,597	Vacant
Casselberry Commons	Alan David Design	Bankruptcy (3)	3,000	40,500	--	Vacant
Casselberry Commons	Service Merchandise	Bankruptcy (2,3)	13,822	127,029	42,221	Vacant
Casselberry Commons	Shoe World	Bankruptcy	4,000	28,000	4,535	Vacant
Casselberry Commons	Big Mail Boxes	Bankruptcy (3)	1800	28,050	408	Vacant
Pleasant Hill	Hit or Miss	Bankruptcy (3)	8,000	149,196	--	Vacant
Gateway Market Center	Waccamaw's HomePlace	Bankruptcy (3)	35,000	344,919	54,562	Vacant
Kmart	Kmart	Bankruptcy	102,098	907,349	--	Occupied (1)
Skyview Plaza	Edison Bros.	Bankruptcy	3,533	63,594	--	Occupied (1)
Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	--	Occupied (1)
Creekwood	Kmart	Bankruptcy	103,015	875,628	--	Occupied (1)
Southlake Pavilion	Roadhouse Grill	Bankruptcy	8,000	85,000	--	Occupied (1)

*  The amount shown represents the amount of reserves recorded by the Company against tenant receivables at

     March 31, 2002.

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
	Three months ended March 31,
	2002	2001

Net income	$ 5,281,120	$ 1,242,219
Depreciation	4,740,114	1,510,938

Funds from operations (1)	10,021,234	2,753,157

Principal amortization of debt	(67,556)	(62,398)
Straight-line rent receivable (2)	(380,217)	(135,528)
Income received under master lease
agreements and principal escrow (4)	94,114	90,861
Acquisition cost expenses (3)	26,571	37,580

Funds available for distribution	$ 9,694,146	$ 2,683,672
	===========	============

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

  (4) As part of certain purchases, the Company receives payments under master lease agreements pertaining to some of the spaces which were not producing rent at the time of the purchase for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that upon receipt these payments are to be recorded as a reduction in the purchase price of the properties rather than as rental income. GAAP also requires these amounts to be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of March 31, 2002, December 31, 2001, 2000 and 1999. N/A indicates the property was not owned by the Company at the end of the period.
	March 31,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Lake Walden Square, Plant City, FL	94	95	95	94
Merchants Square, Zephyrhills, FL	100	100	100	100
Town Center Commons, Kennesaw, GA	93	93	93	100
Boynton Commons, Boynton Beach, FL	100	100*	96*	95*
Lake Olympia Square, Ocoee, FL	94	93	95	100
Bridgewater Marketplace, Orlando, FL	97	97*	98*	92*
Bartow Marketplace, Cartersville, GA	99	99	100	100
Countryside, Naples, FL	85	85	97	98
Casselberry Commons, Casselberry, FL	92*	92*	95*	97*
Conway Plaza, Orlando, FL	100	100*	97*	N/A
Pleasant Hill, Duluth, GA	97*	97*	94*	N/A
Gateway Market Center, St. Petersburg, FL	83	83	98	N/A
Columbia Promenade, Kissimmee, FL	98	98*	N/A	N/A
Kmart, Macon, GA	100	100	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	100	N/A	N/A
West Oaks, Ocoee, FL	91*	100*	N/A	N/A
PETsMART- Fredericksburg, Fredericksburg, VA	100	100	N/A	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	100	N/A	N/A
PETsMART - Chattanooga, Chattanooga, TN	100	100	N/A	N/A
Sand Lake Corners, Orlando, FL	97*	97*	N/A	N/A
Woodstock Square, Atlanta, GA	100*	99*	N/A	N/A
Jo-Ann Fabric, Alpharetta, GA	100	100	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	100	N/A	N/A
Just for Feet - Daytona, Daytona Beach, FL	100	100	N/A	N/A
Skyview Plaza, Orlando, FL	100	100	N/A	N/A
Aberdeen Square, Boynton Beach, FL	96*	96*	N/A	N/A
Brandon Boulevard Shoppes, Brandon, FL	93*	93*	N/A	N/A
Creekwood Crossing, Bradenton, FL	96	96	N/A	N/A
Eisenhower Crossing I & II, Macon, GA	91*	91*	N/A	N/A
Anderson Central, Anderson, SC	98	100	N/A	N/A
Eckerd Drug Store - Greenville, Greenville, SC	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg, Spartanburg, SC	100	100	N/A	N/A
Abernathy Square, Atlanta, GA	88	92	N/A	N/A
Steeplechase Plaza, Ocala, FL	100*	100*	N/A	N/A
Citrus Hills, Citrus Hills, FL	100*	100*	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100*	100*	N/A	N/A
Venture Pointe, Duluth, GA	100*	100*	N/A	N/A
Southlake Pavilion, Morrow, GA	100*	100*	N/A	N/A
Fayetteville Pavilion, Fayetteville, NC	100*	100*	N/A	N/A
Loggerhead Junction, Sarasota, FL	100	N/A	N/A	N/A

	March 31,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Sarasota Pavilion, Sarasota, FL	99*	N/A	N/A	N/A
Turkey Creek Phase I, Knoxville, TN	99*	N/A	N/A	N/A
Newnan Pavilion, Newnan, GA	99*	N/A	N/A	N/A
Just For Feet - Augusta, Augusta, Augusta, GA	100	N/A	N/A	N/A
Just For Feet - Covington, Covington, Covington, LA	100	N/A	N/A	N/A
Universal Plaza, Lauderhill, FL	100*	N/A	N/A	N/A
Acworth Avenue Retail Shopping Center, Acworth, GA	54	N/A	N/A	N/A
Hairston Crossing, Decatur, GA	98*	N/A	N/A	N/A

* As part of the purchase of these properties, during the respective period, the Company may be entitled to receive payments in accordance with the master lease agreements for space which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for periods ranging from one to three years from the purchase date or until the spaces are leased. The percentages in the above table do not include non-revenue producing space covered by the master lease agreements. The master lease agreements combined with the physical occupancy results in an economic occupancy range from 83% to 100% at March 31, 2002.

Subsequent Events

The Company paid distributions of $3,111,662 and $3,371,211 to its stockholders in April and May 2002, respectively.

The Company issued 6,876,529 Shares of Common Stock from March 31, 2002 through May 9, 2002, resulting in a total of 54,186,015 Shares of Common Stock outstanding.

As of May 9, 2002, subscriptions for a total of 53,066,499 Shares were received resulting in total gross offering proceeds of $528,166,483 and an additional 1,327,235 Shares were issued pursuant to the DRP for $12,608,728 of additional gross proceeds. The Company has repurchased 207,718 Shares through the Company's Share Repurchase Program for $1,906,822.

On April 18, 2002, the Company purchased a shopping center know as Riverstone Plaza from an unaffiliated third party for approximately $32,000,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Riverstone Plaza is located in Canton, Georgia and contains approximately 302,000 gross leasable square feet. Belk's, Publix, Ross Stores, Goody's and Michaels are amongst the tenants that occupy the property.

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties leased as Eckerd Drug Stores. The land parcels were acquired from an unaffiliated third party for approximately $2,140,000. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $5,617,000 for approximately 24,700 gross leasable square feet. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina.

On April 10, 2002, the Company purchased a newly constructed shopping center known as Target Center from an unaffiliated third party for approximately $7,622,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Target Center is located in Columbia, South Carolina and contains approximately 79,250 gross leasable square feet. Three tenants, OfficeMax, Linen N Things and Michaels, comprise 100% of the gross leasable area.

On April 23, 2002, the Company acquired a newly constructed shopping center known as Crystal Springs Shopping Center from an unaffiliated third party for approximately $7,400,000. The Company funded the purchase of this property, but expects to place financing on the property at a later date. Crystal Springs Shopping Center is located in Crystal River, Florida and contains approximately 67,000 gross leasable square feet. Publix, Blockbuster, and Rosemary's Hallmark are amongst the tenants that occupy the property.

On April 22, 2002, the Company acquired an existing shopping center known as Melbourne Shopping Center from an unaffiliated third party for approximately $9,775,000. The Company purchased the property with its own funds and assumed the existing debt with a principal balance remaining of approximately $5,948,800. The loan matures on March 10, 2009 and allows for interest only payment at a fixed rate of 7.68% per annum plus $1,200 annual principal reduction for the first four years. Beginning on May 10, 2006 the payment increases to a monthly amount which represents a thirteen year amortizing debt at 7.68% interest for the remaining term. The lender required the company to establish an initial escrow for approximately $820,000 in order to pay for roof and parking lot repairs and improvements to this property over the next few years. The lender also required the company to fund a reserve account to cover the cost of future capital expenditures. The reserve amount required is $54,000 per annum commencing May, 2003 for a three year period and $24,000 per annum thereafter. Melbourne Shopping Center is located in Melbourne, Florida and contains approximately 209,200 gross leasable square feet. Big Lots, Publix, Value Thrift, Bealls' Outlet, Burke's Outlet, Dollar Tree and Sheri's Hallmark are amongst the tenants that occupy the property.

In December 2001, the Company received a $14,000,000 line of credit advance pertaining to the acquisition of Creekwood Crossing. This advance was repaid on April 3, 2002.

On April 3, 2002, the Company obtained an $11,750,000 first mortgage note on the Creekwood Crossing property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.80% per annum.

On April 18, 2002, the Company obtained a $4,651,350 first mortgage note on the Steeplechase Plaza property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.50% per annum.

On April 22, 2002, the Company obtained a $4,970,000 first mortgage note on the Universal Plaza property. This five year note payable requires monthly payments of interest only. The interest rate is based on a 30-day LIBOR plus 1.80% per annum with a floor of 4%.

On April 29, 2002, the Company funded a $2,475,000 second mortgage note receivable which will be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintains a stated interest rate of 10% per annum and matures the earlier of May 31, 2003 or the date upon which the property is sold, transferred or conveyed by the borrower. The note requires monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments are to be drawn from a reserve the borrower was required to establish. This $268,125 reserve was retained by the Company which reduced the principal distributed to the borrower. GAAP requires that $2,206,875, the actual amount distributed, represents the mortgage note receivable. Given $2,475,000 is due at maturity, the effective interest rate to be realized on this note receivable will be 11.215% if held to May 31, 2003. The principal amount is secured by a second mortgage on the property and personal guarantees of the borrower. Midway Plaza is located in Tamarac, Florida and consists of approximately 232,300 gross leasable square feet. The Company, at its option, may elect to purchase the shopping center upon completion of the redevelopment.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Impact of Accounting Principles

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company has adopted SFAS 144. The adoption did not have any material affect on the Company.

Inflation

For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of March 31, 2002, the Company owned eleven single user triple-net leased properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$ 210,907	$11,301,488	$326,418	$27,898,414	$52,435,646	$ 67,081,283
Variable rate debt	160,338,100	14,000,000	--	5,000,000	29,337,500	38,128,000

Average interest rate on debt:
Fixed rate debt	7.85%	7.63%	7.85%	7.56%	6.99%	6.74%
Variable rate debt	4.14%	3.66%	N/A	3.52%	3.52%	3.65%

Approximately $246,803,600 or 61% of the Company's mortgages payable at March 31, 2002, have variable interest rates averaging 3.96%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company is currently working with lenders to obtain new financing to pay off approximately $160,000,000 of the loans that mature in 2002. The Company also expects to use proceeds from the offering to payoff a portion of the loans maturing in 2002. As part of its financing strategy, the Company prepares packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to the Company. The Company believes that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2002 have been prepared and are currently being disseminated to lenders. The Company is confident it will obtain new long term financing to achieve the strategy objective. For the period ending March 31, 2002, the Company possessed $1,800,000 of debt which matured and was paid off; additionally, the Company obtained $94,426,000 of new debt financings.

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

As of January 31, 2001, the Company has sold the following securities for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,948;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301,
*		For a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds as of January 31, 2001.

As of March 31, 2002, the Company has sold the following securities in the Subsequent Offering for the following aggregate offering prices:
*	32,758,052	Shares on a best efforts basis for $325,554,217;
*	783,965	Shares pursuant to the DRP for $7,447,669
*	1,309,229	Soliciting Dealer Warrants for $1,047 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:
	(141,230)	Shares repurchased pursuant to the Share Repurchase Program for $1,302,379.
*		For a net total of 33,400,788 Shares for $331,699,507 of gross offering proceeds from the Subsequent Offering as of March 31, 2002.

The net total of shares and gross offering proceeds from both Offerings as of March 31, 2002 are 47,309,486 Shares for $470,284,492. The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of March 31, 2002, 1,856,201 Soliciting Dealer Warrants have been issued; and the $1,485 of gross proceeds received for their issuance is not included in the above $470,284,492 of gross offering proceeds.

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

From February 11, 1999, the effective date of the Initial Offering through January 31, 2001 (the "Cumulative Period,") the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	880,476	A
Other expenses paid to non-affiliates	5,078,269	A
Total expenses	$17,546,769

Expenses in connection with the issuance and distribution of the Initial Offering totaled $17,546,769 all of which has been paid at January 31, 2001. The net offering proceeds to the Company for the Cumulative Period, after deducting the total expenses paid as described above, are $121,038,216.

From February 1, 2001, the effective date of the Subsequent Offering through March 31, 2002, the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 28,291,579	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	778,452	A
Other expenses paid to non-affiliates	4,383,238	A
Total expenses	$ 33,453,269

The net offering proceeds to the Company for the Subsequent Offering period, after deducting the total expenses paid described in the above table, are $298,243,238. The net offering proceeds to the Company for both offering periods, after deducting the total expenses paid described in the above table, are $419,281,454.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 3,478,328	A
Purchase of real estate	320,725,176	A
Acquisition of other businesses	--	A
Repayment of indebtedness	31,839,880	A
Working capital (currently)	4,702,815	E
Temporary investments (currently)	58,535,255	A
Other uses	--	A

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

     Report on Form 8-K dated January 11, 2002

     Item 2 Acquisition or Disposition of Assets

     Item 5 Other Items

     Item 7 Financial Statements and Exhibits

     Report on Form 8-K dated February 25, 2002

     Item 7 Financial Statements and Exhibits

     Item 9 Regulations FD Disclosure

     Report on Form 8-K dated March 1, 2002

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

Date: May 15, 2002

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: May 15, 2002