Form 10-Q
period 2002-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2002-08-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 9, 2002, there were 74,844,822 Shares of Common Stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	49

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	51

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	54
	(a) Exhibits
	(b) Reports on From 8-K

	Signatures	55

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

Assets
	June 30, 2002	December 31,
	(Unaudited)	2001
Investment properties:
Land	$229,178,229	$145,662,393
Land held for development	5,983,062	959,257
Construction in progress	6,404,283	1,783,953
Building and other improvements	678,273,455	447,333,253

	919,839,029	595,738,856
Less accumulated depreciation	(24,748,996)	(14,135,094)

Net investment properties	895,090,033	581,603,762

Investment in joint venture	--	2,876,869
Mortgage receivable	2,475,000	1,100,000
Cash and cash equivalents	81,529,190	24,534,356
Restricted cash	12,239,386	6,711,746
Investment in securities	6,518,730	6,704,775
Accounts and rents receivable, (net of allowance of $762,625 and $840,903 as of June 30, 2002 and December 31, 2001, respectively)	7,561,457	4,439,492
Real estate tax and insurance escrows	1,500,408	340,086
Loan fees (net of accumulated amortization of $1,210,592 and $420,597 as of June 30, 2002 and December 31, 2001, respectively)	4,749,227	2,570,640
Leasing fees (net of accumulated amortization of $75,510 and $45,106 as of June 30, 2002 and December 31, 2001, respectively)	255,187	187,886
Deferred acquisition costs	363,283	458,363
Other assets	974,371	59,844

Total assets	$1,013,256,272	$631,587,819
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2002 and December 31, 2001

Liabilities and Stockholders' Equity
	June 30, 2002	December 31,
	(Unaudited)	2001
Liabilities:
Accounts payable	$4,512,348	$531,904
Accrued offering costs due to affiliates	570,534	773,191
Accrued offering costs due to non-affiliates	189,145	274,800
Accrued interest payable to non-affiliates	891,521	714,478
Real estate tax payable	4,369,336	--
Distributions payable	4,185,546	2,376,125
Security deposits	1,130,472	698,155
Mortgages payable	429,602,259	313,499,312
Unearned income	1,105,831	594,592
Note and margin payable	3,119,422	6,260,483
Other liabilities	10,223,937	4,764,042
Due to affiliates	1,237,581	332,831

Total liabilities	461,137,932	330,819,913

Minority interest in partnership	2,000	2,000
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, 64,900,258 and 35,891,718 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	649,002	358,917
Additional paid-in capital (net of Offering costs of
$67,750,584 and $39,335,560 at June 30, 2002 and December 31, 2001, respectively, of which $57,242,236 and $30,981,962 was paid or accrued to Affiliates, respectively)	576,916,754	316,759,170
Accumulated distributions in excess of net income	(23,746,554)	(15,282,504)
Accumulated other comprehensive loss	(1,702,862)	(1,069,677)

Total stockholders' equity	552,116,340	300,765,906

Commitments and contingencies (Notes 7, 8 and 13)

Total liabilities and stockholders' equity	$1,013,256,272	$631,587,819
	===========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2002 and 2001
(unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income:
Rental income	$19,814,664	$6,475,001	$36,332,102	$11,621,702
Additional rental income	3,933,951	1,306,466	7,730,771	2,711,387
Interest and dividend income	595,028	490,377	925,860	863,803
Other income	375,812	18,300	509,532	21,487
Gain on sale of investment securities	939	173,646	36,654	187,557

	24,720,394	8,463,790	45,534,919	15,405,936
Expenses:
Professional services to non- affiliates	143,591	142,949	225,977	195,760
General and administrative expenses to affiliates	98,624	100,566	246,106	199,991
General and administrative expenses to non-affiliates	192,148	32,036	288,407	95,550
Advisor asset management fee	1,050,000	--	1,847,000	--
Property operating expenses to affiliates	1,059,022	361,491	2,010,694	691,565
Property operating expenses to non-affiliates	4,385,591	1,590,180	8,119,961	3,005,638
Mortgage interest to non-affiliates	5,405,442	2,220,934	9,982,058	4,347,753
Depreciation	5,873,788	2,019,824	10,613,902	3,530,762
Amortization	446,312	69,146	827,247	132,454
Acquisition costs expenses to affiliates	--	--	--	22,989
Acquisition costs expenses to non-affiliates	137,857	38,397	164,428	52,988
	18,792,375	6,575,523	34,325,780	12,275,450
Net income	$5,928,019	$1,888,267	$11,209,139	$3,130,486
Other comprehensive income: Unrealized loss on investment securities	(912,634)	(823,447)	(633,185)	(307,116)
Comprehensive income	$5,015,385	$1,064,820	$10,575,954	$2,823,370
	===========	==========	==========	==========
Net income per common share, basic and diluted	$.11	$.10	$.23	$.19
	============	==========	===========	==========
Weighted average number of common shares outstanding, basic and diluted	55,907,279	18,084,453	48,581,036	16,066,173
	===========	==========	==========	==========

See accompanying notes to consolidated financial statements..

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2002
(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$ (1,069,677)	$ 300,765,906

Net income	--	--	--	11,209,139	--	11,209,139
Unrealized gain on investment securities	--	--	--	--	(633,185)	(633,185)
Distributions declared ($.40 per weighted average number of common shares outstanding)	--	--	--	(19,673,189)	--	(19,673,189)
Proceeds from Offering including DRP (net of Offerings costs of $28,415,024	29,065,825	290,658	260,696,961	--	--	260,987,619
Retired stock	(57,285)	(573)	(539,377)	--	--	(539,950)
Balance at June 30, 2002	64,900,258	$ 649,002	$ 576,916,754	$ (23,746,554)	$ (1,702,862)	$ 552,116,340
	=========	=========	===========	=============	============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001
(unaudited)
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$11,209,139	$3,130,486
Adjustments to reconcile net income:
Depreciation	10,613,902	3,530,762
Amortization	827,247	132,454
Gain on sale of investment securities	(36,654)	(187,557)
Rental income under master lease	503,629	168,508
Straight-line rental income	(957,300)	(275,445)
Income from unconsolidated joint venture	(190,405)	--
Changes in assets and liabilities:
Accounts and rents receivable, net of change in allowance of $(78,278) and $82,477 for 2002 and 2001, respectively	(2,164,665)	532,919
Other assets	(914,527)	65,278
Real estate tax and insurance escrows	(1,160,322)	(363,240)
Deferred acquisition costs	95,080	168,443
Accrued interest payable to non-affiliates	177,043	(36,591)
Real estate tax payable	4,369,336	1,425,729
Accounts payable	314,434	329,095
Unearned income	511,239	(157,277)
Other liabilities	5,459,895	83,299
Security deposits	432,317	106,822
Due to affiliates	904,750	(85,989)
Net cash provided by operating activities	29,994,138	8,567,696

Cash flows from investing activities:
Restricted cash	(5,527,640)	(143,754)
Purchase of investment securities, net of change in margin account of $(42,061) and $2,573,206 for 2002 and 2001, respectively	(964,614)	(3,134,645)
Proceeds from sale of investment securities	512,067	1,625,366
Distributions from unconsolidated joint venture	190,405	--
Purchase of investment properties	(239,792,952)	(99,981,776)
Additions to investment properties, net of accounts payable	(6,300,387)	(1,021,047)
Leasing fees	(97,706)	(13,626)
Net cash used in investing activities	(251,980,827)	(102,669,482)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Six Months Ended June 30, 2002 and 2001
(unaudited)
	June 30, 2002	June 30, 2001

Cash flows from financing activities:
Proceeds from offerings	$289,402,643	$72,343,314
Repurchase of shares	(539,950)	(318,152)
Payment of offering costs	(28,703,336)	(7,262,663)
Proceeds from issuance of debt	213,198,631	36,000,000
Funding of mortgage receivable	(2,475,000)	--
Principal payments of debt	(171,062,268)	(6,846,046)
Loan fees	(2,975,429)	(669,661)
Distributions paid	(17,863,768)	(5,948,500)
Net cash provided by financing activities	278,981,523	87,298,292

Net increase(decrease) in cash and cash equivalents	56,994,834	(6,803,494)

Cash and cash equivalents at January 1	24,534,356	24,664,511

Cash and cash equivalents at June 30	$81,529,190	$17,861,017
	===========	==========

Supplemental schedule of noncash investing and financing activities:
Purchase of investment properties	$(314,637,405)	$(99,981,776)
Assumption of mortgage debt	70,867,584	--
Investment in joint venture converted to investment property	2,876,869	--
Proceeds from mortgage receivable payoff	1,100,000	--

Funds used to purchase investment properties	(239,792,952)	(99,981,776)
	==========	===========

Additions to investment properties, unpaid	$3,666,010	$--
	==========	==========

Distributions payable	$4,185,546	$1,279,484
	==========	===========

Cash paid for interest	$9,805,015	$4,403,918
	==========	===========

See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
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

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "Subsequent Offering") on a best effort basis. As of June 30, 2002, the Company has received subscriptions for a total of 49,558,650 Shares in the Subsequent Offering. Concurrent with the Subsequent Offering, the Company began a third offering on June 7, 2002 ("Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of June 30, 2002, the Company has received subscriptions for a total of 409,647 Shares in the Follow-On Offering. In addition, the Company has issued 1,490,405 Shares pursuant to the Company's DRP. The Initial Offering, the Subsequent Offering and Follow-On Offering are collectively referred to as the "Offerings". As of June 30, 2002, the Company has repurchased a total of 245,793 Shares through the Company's Share Repurchase Program for $2,267,228.

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

June 30, 2002
(unaudited)

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

The Company capitalizes cots incurred during the development period, including direct and indirect costs incurred during the development period, such as construction, insurance, architectural costs, and legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is considered substantially complete and available for occupancy. At such time those costs included in construction in progress are transferred to land and building and other improvements.

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at June 30, 2002 and December 31, 2001 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of June 30, 2002 and December 31, 2001, the Company has recorded a payable of $3,119,422 and $3,161,484, respectively, for securities purchased on margin. During the three month periods ended June 30, 2002 and 2001, the Company recognized $939 and $173,646 of gain on sale of investment securities, respectively. During the six months ended June 30, 2002 and 2001, the Company recognized $36,654 and $187,557 of gain on sale of investment securities, respectively. Of the investment securities held on June 30, 2002 and 2001, the Company had recognized comprehensive unrealized loss of approximately $633,000 and $307,000, respectively.

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

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The effects of the adoption of SFAS 145 are currently indeterminable by the Company.

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties. GAAP requires that upon receipt of these payments, the receipts are to be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. In addition, restricted cash includes construction escrows established at the time Hillsboro Square was acquired. These construction escrows were established in order to cover the cost of construction and potential cost overruns related to certain tenants. Similar to the master lease escrows, these funds may be released to either the Company or the seller when certain conditions are met.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated based upon an estimated useful life of 30 years for buildings and 15 years for site improvements. Furniture and equipment are depreciated over five years. Tenant improvements are amortized on a straight-line basis over the life of the related lease.

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

June 30, 2002
(unaudited)

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

At December 31, 2001, the Company believes that the interest rates associated with the mortgages payable approximate the market interest rates for these types of debt instruments, and as such, the carrying amount of the mortgages payable approximate their fair value.

The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

(2) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of Limited Liability Companies, ("LLCs") for which separate financial records are maintained. The Company has approximately a 99% controlling general partner interest of the operating partnership and the Advisor owns the remaining limited partner common units for which it paid $2,000. The Advisor's limited partner common units represent approximately 1% of the operating partnership which is reflected as minority interest in the accompanying Consolidated Financial Statements. The effects of all significant intercompany transactions have been eliminated.

Four individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLC with Inland Real Estate Investment Corporation ("IREIC"), an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company retained all economic burdens and benefits of ownership of the respective properties throughout the guarantee period. As consideration for IREIC's guaranty of the loans, the Company paid IREIC an annual fee equal to 1/8% of the outstanding loan balance, paid monthly. The Consolidated Financial Statements include the amount of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected. In June 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

(3) Transactions with Affiliates

As of June 30, 2002 and December 31, 2001, the Company had incurred $67,750,584 and $39,335,560 of offering costs respectively, of which $57,242,236 and $30,981,962 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor is required to pay organizational and offering expenses (excluding sales commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 2002 and December 31, 2001 offering costs did not exceed the 5.5% and 15% limitations and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent and Follow-On Offerings. Any excess amounts at the completion of the Subsequent and Follow-On Offerings will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $26,260,274 and $19,287,730 as of June 30, 2002 and December 31, 2001 respectively, of which $570,534 and $773,191 for the periods ended June 30, 2002 and December 31, 2001, respectively were unpaid.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the administration of the Company. Such costs are included in general and administrative expenses to affiliates and acquisition costs expenses to affiliates. During the three month periods ended June 30, 2002 and 2001, the Company incurred $98,624 and $100,566 respectively of general and administrative expenses to the Advisor and its affiliates. Additionally, during the six month periods ended June 30, 2002 and 2001 the Company incurred $246,106 and $199,991, respectively, of these costs, of which $187,581 and $332,831 remained unpaid as of June 30, 2002 and December 31, 2001, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such costs are included in property operating expenses to affiliates. Such fees totaled $64,365 and $26,572 for the six month periods ended June 30, 2002 and 2001, respectively, and $34,191 and $17,872 for the three month periods ended June 30, 2002 and 2001, respectively. An agreement with the Company allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan terms. During the six months ended June 30, 2002, $148,123 of loan fees were incurred and paid. During the twelve month period ended December 31, 2001, $177,436 of loan fees were incurred and paid.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

The Company is obligated to pay an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before depreciation, reserves for bad debts or other similar non-cash reserves; this amount is reduced by any mortgages payable on the respective assets. The Company computes its net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly for an amount equal to 1/4 of 1% of the net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's Advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee, plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserves for bad debts or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the Company is calculating the quarterly fee,) or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the six months ended June 30, 2002, the Company incurred asset management fees of $1,847,000, of which $1,050,000 remains unpaid at June 30, 2002. The Company neither accrued nor paid such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property management companies are entities owned principally by individuals who are affiliates of the Advisor. The managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. The Company incurred property management fees of $1,944,328 and $664,944 for the six months ended June 30, 2002 and 2001, respectively, and $1,022,830 and $343,570 for the three month periods ended June 30, 2002 and 2001, respectively. None remained unpaid as of June 30, 2002 and December 31, 2001, respectively.

In December 2001 and January 2002, an Affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion, all of which mature in July 2002. The Company agreed to pay the Affiliate 1/8% per annum of the guaranteed amount for providing such guarantee. As of June 30, 2002, $56,639 of guarantee fees related to the LLCs has been incurred for the six month period ending June 30, 2002, and $28,319 for the three month period ended June 30, 2002, of which $0 remain unpaid at June 30, 2002. All of the respective mortgages payable were paid off in June 2002.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of June 30, 2002 and December 31, 2001, options to acquire 12,000 Shares were outstanding.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

In addition to sales commissions, the dealer manager of the Offerings (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offerings, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Initial and Subsequent Offerings and the issuance of a maximum of 6,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Follow-On Offering. in each offering. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of June 30, 2002 and December 31, 2001, 2,544,119 and 1,410,473 warrants have been issued. These warrants have nominal value and none had been exercised at June 30, 2002 and December 31, 2001.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their cost upon receipt of proceeds from the initial Offering.

		Initial Costs (A)		_ Gross amount at which Carried at June 30, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
Multi-tenant Retail
Lake Walden Square
Plant City, FL	9,763,851	3,006,662	11,549,586	222,953	3,006,662	11,772,539	14,779,201	1,462,476	1992	05/99
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	584,582	1993	06/99
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,665)	3,293,792	6,319,170	9,612,962	717,878	1998	07/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	2,251,071	1998	07/99
Lake Olympia Square (C)
Ocoee, FL	5,556,956	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	762,864	1995	09/99
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	498,538	1998	09/99
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	43,835	6,098,178	18,352,106	24,450,284	1,721,103	1995	09/99
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	2,571,770	1997	10/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	(74,680)	6,702,658	11,117,232	17,819,890	1,142,135	1973/1998	12/99
Conway Plaza
Orlando, FL	5,000,000	2,215,324	6,332,434	272,386	2,215,324	6,604,820	8,820,144	620,947	1985/1999	02/00
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(290,481)	4,805,830	29,235,824	34,041,654	2,220,503	1997/2000	05/00
Gateway Market Center
St. Petersburg, FL	15,637,500	6,351,847	14,576,808	114,644	6,351,847	14,691,452	21,043,299	938,063	1999/2000	07/00
Columbia Promenade
Kissimmee, FL	3,600,000	1,483,737	5,956,206	(4,006)	1,483,737	5,952,200	7,435,937	328,959	2000	01/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

		Initial Costs (A)		_ Gross amount at which Carried at June 30, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	(66,396)	4,514,559	6,639,914	11,154,473	301,550	2000	03/01
Sand Lake Corners
Orlando, FL	11,900,000	6,091,246	16,164,600	(90,933)	6,091,246	16,073,667	22,164,913	732,466	1998/2000	05/01
Woodstock Square
Atlanta, GA	14,000,000	5,516,733	22,079,359	(51,392)	5,516,733	22,027,967	27,544,700	781,869	2001	06/01
Chickasaw Trails Shopping Center
Orlando, FL	4,400,000	1,723,260	6,907,737	14,145	1,723,260	6,921,882	8,645,142	203,277	1994	08/01
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	334,193	7,460,820	14,205,641	21,666,461	370,239	1994/1998	09/01
Aberdeen Square
Boynton Beach, FL	3,670,000	1,948,473	4,768,166	(40,857)	1,948,473	4,727,309	6,675,782	106,866	1990	10/01
Brandon Blvd. Shoppes
Brandon, FL	5,137,000	1,894,787	7,587,323	(79,242)	1,894,787	7,508,081	9,402,868	144,366	1994	11/01
Creekwood Crossing
Bradenton, FL	11,750,000	6,376,185	17,239,607	95,625	6,376,185	17,335,232	23,711,417	355,648	2001	11/01
Eisenhower Crossing I & II
Macon, GA	23,800,000	7,487,472	35,804,354	(231,699)	7,487,472	35,572,655	43,060,127	704,325	2001/2002	11/01 /
Anderson Central										03/02
Anderson, SC	11,000,000	2,219,839	13,642,727	(111,350)	2,219,839	13,531,377	15,751,216	281,861	1999	11/01
Abernathy Square
Atlanta, GA	13,392,000	8,054,652	16,076,111	(43,208)	8,054,652	16,032,903	24,087,555	318,928	1983/1994	12/01
Citrus Hills
Citrus Hills, FL	3,000,000	841,567	5,185,586	(120,847)	841,567	5,064,739	5,906,306	84,732	1994	12/01
Steeplechase Plaza
Ocala, FL	4,651,350	1,554,810	7,092,510	8,993	1,554,810	7,101,503	8,656,313	117,514	1993	12/01
Douglasville Pavilion
Douglasville, GA	16,285,000	6,540,781	20,836,192	(156,263)	6,540,781	20,679,929	27,220,710	269,713	1998	12/01
Venture Pointe
Duluth, GA	15,790,000	10,878,572	15,654,530	(149,313)	10,878,572	15,505,217	26,383,789	204,691	1996	12/01
Southlake Pavilion
Morrow, GA	34,602,709	7,830,718	48,545,944	216,304	7,881,936	48,711,030	56,592,966	639,435	1996/2001	12/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

		Initial Costs (A)		_ Gross amount at which Carried at June 30, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
Fayetteville Pavilion
Fayetteville, NC	17,390,000	7,114,584	19,783,655	30,208	7,114,584	19,813,863	26,928,447	315,199	1998/2001	12/01
Turkey Creek Phase I
Knoxville, TN	13,220,000	3,973,419	17,788,597	--	3,973,419	17,788,597	21,762,016	317,817	2001	01/02
Sarasota Pavilion
Sarasota, FL	29,850,000	17,273,845	24,826,101	118,864	17,273,845	24,944,965	42,218,810	282,183	1999	01/02
Logger Head Junction
Sarasota, FL	--	344,321	320,738	--	344,321	320,738	665,059	4,700	1980/1984	02/02
Hairston Crossing
Decatur, GA	3,655,000	1,066,527	5,563,132	--	1,066,527	5,563,132	6,629,659	78,456	2001/2002	02/02
Newnan Pavilion
Newnan, GA	20,726,371	8,560,550	24,553,440	--	8,560,550	24,553,440	33,113,990	209,882	1998/2002	03/02
Acworth Avenue Retail Shopping Center
Acworth, GA	--	959,257	1,875,198	--	959,257	1,875,198	2,834,455	34,010	2001	12/00
Universal Plaza
Lauderhill, FL	4,970,000	3,571,566	6,300,870	--	3,571,566	6,300,870	9,872,436	91,402	2002	01/02
Stonebridge Square
Roswell, GA	10,900,000	4,582,728	14,946,585	--	4,582,728	14,946,585	19,529,313	163,948	2002	06/01
Target Center
Columbia, SC	--	1,994,642	5,677,919	--	1,994,642	5,677,919	7,672,561	52,446	2002	04/02
Riverstone Plaza
Canton, GA	--	5,672,769	26,270,288	--	5,672,769	26,270,288	31,943,057	149,931	1998	04/02
Melbourne Shopping Center
Melbourne, FL	5,948,584	2,382,330	7,459,634	--	2,382,330	7,459,634	9,841,964	46,570	1999	04/02
Crystal Springs Shopping Center
Crystal Springs, FL	--	1,064,112	6,413,838	--	1,064,112	6,413,838	7,477,950	37,645	2001	04/02
Sharon Greens
Cumming, GA	--	3,593,247	9,468,907	--	3,593,247	9,468,907	13,062,154	47,650	2001	05/02
Oleander Shopping Center
Wilmington, NC	3,000,000	794,912	4,425,726	--	794,912	4,425,726	5,220,638	13,980	1989	05/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

		Initial Costs (A)		_ Gross amount at which Carried at June 30, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
Hampton Point
Taylors, SC	--	1,072,903	3,453,395	--	1,072,903	3,453,395	4,526,298	9,258	1993	05/02
Northpoint Marketplace
Spartanburg, SC	--	809,351	7,459,725	--	809,351	7,459,725	8,269,076	20,500	2001	05/02
Hillsboro Square
Deerfield Beach, FL	--	6,157,134	12,828,066	--	6,157,134	12,828,066	18,985,200	39,159	1978	06/02
Ward's Crossing
Lynchburg, VA	--	2,661,733	8,438,070	--	2,661,733	8,438,070	11,099,803	30,949	2001	06/02
Chesterfield Crossings
Richmond, VA	--	2,791,620	8,190,130	--	2,791,620	8,190,130	10,981,750	--	2000	06/02

Single-User Retail
Kmart
Macon, GA	4,655,000	1,172,127	7,858,708	--	1,172,127	7,858,708	9,030,835	430,565	2000	02/01
Lowe's Home Improvement Center
Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	392,901	2000	02/01
PETsMART - Fredericksburg
Fredericksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	88,802	1997	04/01
PETsMART - Daytona Beach
Daytona Beach, FL	1,361,200	809,449	2,428,349	--	809,449	2,428,349	3,237,798	84,317	1996	04/01
PETsMART - Chattanooga
Chattanooga, TN	1,303,800	775,738	2,327,215	--	775,738	2,327,215	3,102,953	80,806	1995	04/01
Jo-Ann Fabrics
Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,127	86,954	2000	06/01
Just For Feet - Daytona
Daytona Beach, FL	2,000,000	1,651,300	2,249,996	3,916	1,651,300	2,253,912	3,905,212	60,514	1998	08/01
Eckerd Drug Store - Greenville
Greenville, SC	--	1,470,306	1,357,205	(15,003)	1,470,306	1,342,202	2,812,508	27,224	2001	11/01
Eckerd Drug Store - Spartanburg
Spartanburg, SC	--	757,850	2,049,000	13,023	757,850	2,062,023	2,819,873	50,598	2001	12/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)
		Initial Costs (A)		_ Gross amount at which Carried at June 30, 2002

			Buildings	Adjustments		Buildings			Date
			And	to		And		Accumulated	Construct-	Date
	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	ed	Acquired
Just For Feet - Covington
Covington, LA	1,885,000	1,218,745	2,228,638	--	1,218,745	2,228,638	3,447,383	26,119	1999	02/02
Just For Feet - Augusta
Augusta, GA	1,668,000	697,307	2,357,037	3,390	697,307	2,360,427	3,057,734	27,795	1999	02/02
Circuit City - Rome
Rome, GA	--	662,211	3,813,902	--	662,211	3,813,902	4476,113	--	2001	06/02
Circuit City - Vero Beach
Vero Beach, FL	--	1,985,167	3,663,277	--	1,985,167	3,663,277	5,648,444	--	2001	06/02
Bass Pro Outdoor World
Dania Beach, FL	--	6,938,145	11,281,774	--	6,938,145	11,281,774	18,219,919	--	1999	06/02

Development Projects

Shoppes of Golden Acres
Newport Richey, FL	--	3,904,801	4,686,865	--	3,904,801	4,686,865	8,591,666	--	--	02/02
Eckerd Drug Store - Concord
Concord, NC	--	841,927	431,779	--	841,927	431,779	1,273,706	--	--	04/02
Eckerd Drug Store - Tega Cay
Tega Cay, SC	--	1,236,334	410,778	--	1,236,334	410,778	1,647,112	--	--	04/02
Hillsboro Square - Publix
Deerfield Beach, FL	--	--	758,744	--	--	758,744	758,744	--	--	06/02
Citrus Hills - Blockbuster
Citrus Hills, FL	--	--	12,682	--	--	12,682	12,682	--	--	12/01
Steeplechase Plaza-Blockbuster
Ocala, FL	--	--	103,435	--	--	103,435	103,435	--	--	12/01

Subtotal	429,602,259	235,115,073	684,829,551	(119,313)	235,161,291	684,664,020	919,825,311	24,740,649
	==========	==========	==========	===========	=========	===========	===========	===========

Furniture and equipment						13,718	13,718	8,347
Total						684,677,738	919,839,029	24,748,996
						===========	============	============

(See notes on next page)

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

Notes:

  The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition, which were contemplated at the time the property was acquired.

  The aggregate cost of real estate owned at December 31, 2001 for federal income tax purposes was approximately $488,785,799 (unaudited).

  Adjustments to basis include additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to three years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income.

  Reconciliation of real estate owned:

	June 30,	December 31,
	2002	2001

Balance at beginning of year	$595,725,138	191,862,088
Purchases of property	314,637,405	403,080,750
Additions	9,966,397	2,458,283
Payments received under master leases and principal escrow	(503,629)	(1,675,983)

Balance at end of the period	$919,825,311	595,725,138
	============	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$14,128,116	5,806,832
Depreciation expense	10,612,533	8,321,284

Balance at end of period	$24,740,649	14,128,116
	===========	==========

(6) Leases

Master Lease Agreements

In connection with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of the purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amounts of such payments were $2,717,273 as of June 30, 2002 and $2,213,644 as of December 31, 2001, respectively.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2002	$107,693,839
2003	106,718,064
2004	100,782,506
2005	94,353,096
2006	87,705,841
Thereafter	627,445,065

Total	$1,124,698,411
==========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants are required to reimburse the Company for some or all of their pro rata share of real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $577,083 and $139,917, for the three month periods ended June 30, 2002 and 2001, respectively. Additionally, the Consolidated Financial Statements include a net increase of $957,300 and $275,445, for the six months ended June 30, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply. The related accounts and rents receivable as of June 30, 2002 and December 31, 2001, were $2,332,525 and $1,375,225, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at June 30, 2002 and December 31, 2001:
	Interest			Balance at
	Rate at	Maturity	Monthly	June 30,	December 31,
Property as Collateral	06/30/02	Date	Payment	2002	2001
Mortgages payable to non-affiliates:
Lake Walden Square	7.63%	11/2007	$72,584 (a)	$9,763,852	$ 9,825,487
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Boynton Commons	3.54%	03/2008	(c)	15,125,000	15,125,000
Lake Olympia Square	8.25%	04/2007	50,978 (a)	5,556,956	5,631,788
Bridgewater Marketplace	3.59%	09/2006	(c)	2,987,500	2,987,'500
Bartow Marketplace	3.49%	09/2006	(c)	13,475,000	13,475,000
Countryside*	6.54%	06/2006	(b)	4,300,000	4,300,000
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Conway Plaza*	3.49%	06/2005	(c)	5,000,000	5,000,000
Pleasant Hill	7.35%	06/2005	(b)	17,120,000	17,120,000
Gateway Market Center*	3.74%	08/2002	(c)	5,212,500	5,212,500
	7.94%	08/2005	(b)	10,425,000	10,425,000
Columbia Promenade*	N/A	02/2002	(c)	-	1,800,000
	7.61%	02/2006	(b)	3,600,000	3,600,000
Kmart (d)	6.80%	06/2006	(b)	4,655,000	4,655,000
Lowe's Home Improvement Center (d)	6.80%	06/2006	(b)	4,845,000	4,845,000
West Oaks	6.80%	06/2006	(b)	4,900,000	4,900,000
Sand Lake Corners (e)	6.80%	06/2006	(b)	11,900,000	11,900,000
Woodstock Square	3.55%	08/2008	(c)	14,000,000	14,000,000
PETsMART-Fredericksburg (e)	7.37%	06/2008	(b)	1,435,000	1,435,000
PETsMART-Daytona Beach (e)	7.37%	06/2008	(b)	1,361,200	1,361,200
PETsMART-Chattanooga (e)	7.37%	06/2008	(b)	1,303,800	1,303,800
Jo-Ann Fabrics*	3.54%	08/2008	(c)	2,450,000	2,450,000
Chickasaw Trails Shopping Center	6.26%	11/2006	(b)	4,400,000	4,400,000

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)
	Interest			Balance at
	Rate at	Maturity	Monthly	June 30,	December 31,
Property as Collateral	06/30/02	Date	Payment	2002	2001

Just for Feet - Daytona*	3.59%	09/2006	(c)	2,000,000	2,000,000
Skyview Plaza	3.44%	11/2006	(c)	10,875,000	10,875,000
Aberdeen Square	6.25%	01/2007	(b)	3,670,000	3,670,000
Creekwood Crossing (f)	N/A	03/2003	(c)	-	14,000,000
Creekwood Crossing (i)	4.00%	04/2007	(c)	11,750,000	-
Eisenhower Crossing I	6.09%	01/2007	(b)	16,375,000	16,375,000
Anderson Central	7.63%	09/2003	(b)	11,000,000	11,000,000
Douglasville Pavilion (g)	N/A	07/2002	(c)	-	20,000,000
Douglasville Pavilion (h)	3.20%	07/2007	(c)	14,925,000	-
Douglasville Pavilion (h)	3.20%	07/2003	(c)	1,360,000	-
Venture Pointe*	N/A	07/2002	(c)	-	13,333,600
Venture Pointe (h)	3.20%	07/2007	(c)	14,475,000	-
Venture Pointe (h)	3.20%	07/2003	(c)	1,315,000	-
Southlake Pavilion(g)	N/A	07/2002	(c)	-	31,240,000
Southlake Pavilion *	N/A	07/2002	(c)	-	8,500,000
Southlake Pavilion (h)	3.20%	07/2007	(c)	31,723,316	-
Southlake Pavilion (h)	3.20%	07/2003	(c)	2,879,393	-
Fayetteville Pavilion(g)	N/A	07/2002	(c)	-	20,133,000
Fayetteville Pavilion (h)	3.20%	07/2007	(c)	15,940,000	-
Fayetteville Pavilion (h)	3.20%	07/2003	(c)	1,450,000	-
Citrus Hills	3.60%	02/2007	(c)	3,000,000	-
Brandon Blvd. Shoppes	6.24%	03/2009	(b)	5,137,000	-
Sarasota Pavilion	3.55%	07/2007	(c)	19,000,000	-
Sarasota Pavilion	3.55%	07/2007	(c)	2,000,000	-
Sarasota Pavilion	4.55%	07/2003	(c)	8,850,000	-
Just for Feet - Augusta*	3.59%	03/2007	(c)	1,668,000	-
Turkey Creek (h)	3.20%	07/2003	(c)	1,100,000	-
Turkey Creek (h)	3.20%	07/2007	(c)	12,120,000	-
Just for Feet - Covington*	3.59%	03/2007	(c)	1,885,000	-
Eisenhower Crossing II	6.12%	01/2007	(b)	7,425,000	-
Abernathy Square	6.29%	03/2009	(b)	13,392,000	-
Newnan Pavilion (h)	3.20%	07/2007	(c)	18,999,243	-
Newnan Pavilion (h)	3.20%	07/2003	(c)	1,727,128	-
Melbourne	7.68%	03/2009	(a)	5,948,584	-
Steeplechase	3.34%	04/2007	(c)	4,651,350	-

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)
	Interest			Balance at
	Rate at	Maturity	Monthly	June 30,	December 31,
Property as Collateral	06/30/02	Date	Payment	2002	2001

Universal Plaza	4.00%	04/2007	(c) (i)	4,970,000	-
Stonebridge	3.59%	07/2007	(c)	10,900,000	-
Hairston Crossing	5.99%	07/2009	(b)	3,655,000	-
Oleander Shopping Center	7.80%	11/2011	(b)	3,000,000	-
				$429,602,259	$313,499,312
				=========	=========

(a) Payments include principal and interest at a fixed rate.

(b) Payments include interest only at a fixed rate.

(c) Payments include interest only. Payments on these mortgages adjust monthly and are calculated based on a floating rate over LIBOR, or bank prime.

(d) The Kmart and Lowe's properties together collateralize a single mortgage payable.

(e) The three PETsMART properties collateralize a single mortgage payable and are also cross-collateralized with the Sand Lake Corners property.

(f) The Company secured an acquisition line of credit in the amount of $14,000,000. The funds are available to be drawn through the maturity date of March 27, 2003 and maintain interest at the rate of 1.75% over LIBOR. No amounts were outstanding as of June 30, 2002. In December 2001, the Company received a $14,000,000 advance pertaining to the acquisition of Creekwood Crossing which was subsequently repaid on April 3, 2002, in part with new financing.

(g) In June 2002, the referenced financing for these properties was repaid with proceeds from new debt. This replacement financing was funded in amounts which differed from the loans retired, either producing or requiring cash on a property by property basis. Throughout the period the debt was outstanding, an affiliate of the Advisor guaranteed these loans. The Company paid the affiliate 1/8% per annum of the guaranteed amount for providing such guaranty.

(h) The notes identified were established as a cross-collateralized financing package. The financing terms include a cross-default provision, whereby a default under one note represents a default for the entire package. Each note contains a substitution clause which allows the underlying property to be substituted by a replacement property, as well as the opportunity to release each property through payment of a predetermined amount.

(i) Floating rate maintains a floor of 4%.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

* These mortgages are either fully or partially guaranteed by the Company or are considered recourse obligations. Under certain conditions, the lender may pursue other assets of the Company to recover losses related to these loans.

All of the mortgages are serviced by an affiliate of the Advisor on behalf of the Company. The affiliate receives servicing fees at a market rate for such services.

The following table shows the debt maturing during the next five years and the weighted average interest rate as of June 30, 2002 related to that debt.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$142,796	$11,302,687	$327,618	$27,899,614	$52,436,846	$79,679,467
Variable rate debt	$5,212,500	$18,681,521	$ --	$5,000,000	$29,337,500	$199,581,900

Average interest rate on debt:
Fixed rate debt	7.97%	7.64%	7.97%	7.58%	7.01%	6.74%
Variable rate debt	3.74%	3.84%	N/A	3.49%	3.49%	3.41%

The principal balance of $257,413,431 or 61% of the Company's mortgages payable at June 30, 2002, have variable interest rates averaging 3.46%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

With exception of one note, the Company paid off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financings obtained. The replacement financings obtained were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

(8) Note Payable

On November 30, 2001, the Company issued a note payable related to the purchase of Eisenhower Crossing. The note is payable when the seller has met certain leasing conditions, which was repaid in May 2002.

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

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

On April 29, 2002, the Company funded a $2,475,000 second mortgage note receivable which will be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintains a stated interest rate of 10% per annum and matures the earlier of May 31, 2003 or the date upon which the property is sold, transferred or conveyed by the borrower. The note requires monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments are to be drawn from a reserve the borrower was required to establish. This $268,125 reserve was retained by the Company as a reduction of the principal distributed to the borrower. The principal amount is secured by a second mortgage on the property and personal guarantees of the borrower. Midway Plaza is located in Tamarac, Florida and consists of approximately 232,300 gross leasable square feet. The Company, at its option, may elect to purchase the shopping center upon completion of the redevelopment.

(10) Investment in Joint Ventures

On September 28, 2001, the Company acquired a 65% membership interest in Hendon Stonebridge, LLC for approximately $2,860,000. Hendon Stonebridge, LLC owns 100% of a fee simple interest in one retail property known as Stonebridge Square Shopping Center. The center is located in Roswell, Georgia and contains 160,188 gross leasable square feet. The Company also has an option, exercisable not sooner than April 1, 2002 and not later than May 15, 2002, to acquire the remaining 35% interest in Hendon Stonebridge, LLC for the remainder of the purchase price, not to exceed $21,260,659 in total. Until the Company exercises the option, or redeems the membership interest, the Company will receive a preferred cash return, paid monthly, at an annualize rate of 15% on our investment. Prior to June 12, 2002, the Company accounted in its investment in accordance with APB Opinion No.18, "The Equity Method of Accounting For Investments in Common Stock," the Company uses the equity method of accounting for its LLC investment in Stonebridge since the Company has significant influence over, but not control of, the major operating financial policies of the property. Under this method, the Company's share of income or loss incurred by the property is recognized as an increase or reduction of the carrying value of the investment but the loss recognized, if any, does not exceed the Company's investment basis. For the year ending December 31,2001, the Company received $111,658 of distributions all of which was recognized as income. On June 12, 2002, the Company elected to exercise its option and acquired the remaining 35% interest in Hendon Stonebridge, LLC, acquired Stonebridge Square Shopping Center and accordingly consolidated the investment.

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

June 30, 2002
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

The property revenues and net property operations are summarized in the following tables for the six months ended June 30, 2002 and 2001, along with reconciliation to net income. Property asset information is as of June 30, 2002 and December 31, 2001.
	2002	2001

Property rental and additional rental income	$44,062,873	$14,333,089
Other property operating income	319,127	--
Total property operating expenses	10,130,655	3,697,203
Mortgage interest	9,982,058	4,347,753

Net property operations	24,269,287	6,288,133

Interest and dividend income	925,860	863,803
Other income	190,405	21,487
Gain on sale of investment securities	36,654	187,557
Less non property expenses:
Professional services	225,977	195,760
General and administrative	534,513	295,541
Acquisition costs expensed	164,428	75,977
Advisor asset management fee	1,847,000	--
Depreciation and amortization	11,441,149	3,663,216

Net income	$11,209,139	$3,130,486
	===========	===========
Total assets
Investment properties, net	$895,090,033	$581,603,762
Non-segment assets	118,166,239	49,984,057
	$1,013,256,272	$631,587,819
	==========	==========

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

(12) Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

As of June 30, 2002 and December 31, 2001, respectively, warrants to purchase 2,544,119 and 1,410,473 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants were greater than the average market price of common shares. The weighted average number of common shares outstanding were 48,581,036 and 16,066,173 for the six months ended June 30, 2002 and 2001, respectively, and 55,907,279 and 18,084,453 for the three months ended June 30, 2002 and 2001, respectively.

(13) Commitment and Contingencies

On February 8, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space. Phase I costs are expected to be approximately $119 per square foot of leasable space; these costs include the developer's profit and the cost of the land for Phase II. Total costs incurred through June 30, 2002, including land, amounted to $8,591,666, of which $1,821,698 remained unpaid at June 30, 2002. The total cost may be adjusted upward or downward based on the actual lease rates achieved. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,400 square feet of leasable space. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the property at a later date.

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties leased as Eckerd Drug Stores. The land parcels were acquired from an unaffiliated third party for $2,078,261. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $5,400,000 for approximately 24,700 gross leasable square feet. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina. Total costs incurred through June 30, 2002, including land, amounted to approximately $2,920,818 of which $633,899 remained unpaid at June 30, 2002.

On July 12, 2002, the Company acquired Hillsboro Square and concurrently contracted for the development of the new Publix store. The Company funded the purchase of the existing shopping center and intends to fund the development costs; however, the Company expects to place financing on the property at a later date. The total development cost to be funded by the Company is expected to be approximately $4,127,000 of which the Company is expected to incur $2,538,812 and the remainder of the development costs represents the Publix contribution obligation. Total development costs incurred through June 30, 2002, amount to $758,744, of which $144,080 remained unpaid at June 30, 2002.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

The Company is not subject to any material pending legal proceeding.

(14) Subsequent Events

The Company paid distributions of $4,185,546 and $4,739,142 to its stockholders in July and August 2002, respectively.

The Company issued 9,603,881 Shares of Common Stock from June 30, 2002 through August 9, 2002, resulting in a total of 74,844,823 Shares of Common Stock outstanding.

As of August 9, 2002, subscriptions for a total of 73,259,526 Shares were received resulting in total gross offering proceeds of $732,193,458 and an additional 1,873,496 Shares were issued pursuant to the DRP for $17,798,208 of additional gross proceeds. The Company has repurchased 288,199 Shares through the Company's Share Repurchase Program for $2,669,032.

On, July 5, 2002, a Unanimous Written Consent of the Board of Directors declared a monthly cash dividend of $0.83 per share of common stock of the Company, an increase from $0.82 per share. The cash dividend will become effective for shareholders of record on or after the close of business on August 1, 2002 and will be payable on the 7th of each month beginning in September and thereafter.

On August 8, 2002, the Company acquired a free-standing retail building leased as an Eckerd's Drug Store - Spartanburg/Blackstone. The property was acquired from an unaffiliated third party for approximately $2,271,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Eckerd is located in Spartanburg, South Carolina and consists of approximately 10,908 gross leasable square feet.

On August 8, 2002, the Company acquired a newly constructed shopping center known as Wakefield Crossing from an unaffiliated third party for approximately $10,750,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Wakefield Crossing is located in Raleigh, North Carolina and consists of approximately 75,900 gross leasable square feet. The center is anchored by Food Lion as well as other national and local tenants.

On August 7, 2002, the Company acquired a newly constructed shopping center known as Sexton Commons from an unaffiliated third party for approximately $8,000,000. Phase I was completed in 2001 and a construction reserve was established at closing with respect to the development of Phase II which is anticipated to be completed by the end of 2002. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Sexton Commons is located in Fuquay Varina, North Carolina and upon completion will consist of approximately 49,000 gross leasable square feet. Harris Teeter, a grocery store, is the anchor tenant.

On August 6, 2002, the Company obtained a $6,500,000 first mortgage note on the Sharon Green property. This seven year note maintains a fixed rate of 6.07% and requires monthly payments of interest only.

On July 25, 2002, the Company obtained a $9,100,000 first mortgage note on the Bass Pro Outdoor World property. This seven year note maintains a fixed rate of 5.925% and requires monthly payments of interest only.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

On July 25, 2002, the Company paid off $5,212,500 with respect to one of the Gateway Market Center mortgages payable.

On July 22, 2002, the Company acquired a newly constructed shopping center known as Sycamore Commons from an unaffiliated third party for approximately $39,146,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Sycamore Commons is located in Matthews, North Carolina and consists of approximately 247,500 gross leasable square feet. Anchor tenants include Dicks Sporting Goods, Circuit City, Old Navy, Bed, Bath & Beyond, Michaels, World Market, Pier One and Lane Bryant.

On July 18, 2002, the Company obtained $1,540,400 and $1,541,600 first mortgage notes which are cross collateralized by the Eckerd Drug Store - Greenville and the Eckerd Drug Store - Spartanburg properties, respectively. These seven year notes maintain a fixed rate of 6.3% and require monthly payments of interest only.

On July 17, 2002, the Company obtained a $4,192,000 first mortgage note on the Target Center property. This seven year note maintains a fixed rate of 6.015% and requires monthly payments of interest only.

On July 16, 2002, the Company obtained a $4,070,000 first mortgage note on the Crystal Springs property. This seven year note maintains a fixed rate of 6.15% and requires monthly payments of interest only.

On July 15, 2002, an application and rate lock agreement was completed for $82,700,000 debt financing collateralized by eleven properties in the portfolio. The rate was locked at a fixed rate of 5.5% for a term of seven years and requires payments of interest only. The lender has committed to fund this financing.

On July 11, 2002, the Company acquired a newly constructed shopping center known as Walk at Highwoods - I from an unaffiliated third party for approximately $24,026,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Walk at Highwoods - I is located in Tampa, Florida and consists of approximately 134,000 gross leasable square feet. The center is anchored by Circuit City, Michaels, Linens N Things, Panera Bread and Dunkin Donuts as well as other national and local tenants.

On July 11, 2002, the Company acquired an existing shopping center known as Circuit City Plaza from an unaffiliated third party for approximately $11,413,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Circuit City Plaza is located in Orlando, Florida and consists of approximately 78,600 gross leasable square feet. The center is 100% occupied by national and local tenants which include Circuit City and Staples.

On July 11, 2002, the Company acquired an existing shopping center known as McFarland Plaza from an unaffiliated third party for approximately $15,325,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. McFarland Plaza is located in Tuscaloosa, Alabama and consists of approximately 222,000 gross leasable square feet. The center is anchored by Circuit City, Toys R Us, Stein Mart and Old Navy.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2002
(unaudited)

On July 1, 2002, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a free-standing retail building leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the six month period ended June 30, 2002 to the corresponding period ended June 30, 2001 for the Company. You should read the following discussion and analysis along with the Company's consolidated financial statements and the related notes included in this quarterly report and in the Company's consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

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

The Southeast market in which the Company's properties are located experienced an economic slowdown during 2001 and the first two quarters of 2002, in line with the nation's slowing economy. The Company has not observed any material effects on its operations as a result of these events. The Company believes that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at the Company's properties to a large extent consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

As of June 30, 2002, the Operating Partnership owned a portfolio of 63 properties and three parcels under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee or Louisiana. At June 30, 2002, the portfolio consisted of 48 shopping centers, 14 free standing single-user retail buildings and one office complex containing an aggregate of approximately 8,896,000 square feet of gross leasable area ("GLA") and approximately 97% of the GLA was leased.

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

Valuation of Investment Property. In order to ascertain the value of an investment property management takes into consideration many factors which require subjective or complex judgments to be made. These judgments require management to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among others. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole by management in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results, differ from management's judgment, the valuation could be negatively effected. The valuation and possible subsequent impairment of investment properties results in a significant estimate that can and does change based on management's continuous process of analyzing each property and on management's assumptions about uncertain inherent factors.

Master Leases. In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that upon receipt these payments are recorded as a reduction in the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions utilized in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period from one to three years. There are no assurances that upon the expiration of the master lease agreements that the valuation factors pertaining to rent and occupancy assumed by management will be met. Should the actual results, differ from management's judgment, the property valuation could be negatively effected.

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

The Company's leases typically provide that the tenant bears responsibility for their proportionate share of property costs and expenses associated with the ongoing maintenance and operations including utilities, property taxes and insurance. In addition, in some instances the Company's leases provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains the responsibility for certain costs and expenses associated with the property. Management anticipates that capital demands to meet obligations related to property capital improvements, excluding development parcels, will be minimal for the foreseeable future and can be met with funds from operations and working capital. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

On February 1, 2001, the Company commenced an additional public offering (the "Subsequent Offering") on a best efforts basis of up to (i) 50,000,000 additional Shares at a price of $10 per Share, (ii) 4,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 2,000,000 Soliciting Dealer Warrants, and (iv) 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The Subsequent Offering expired on February 1, 2002, but was extended by the Company to a date no later than February 1, 2003.

Concurrent with the Subsequent Offering, the Company began a third offering on June 7, 2002 ("Follow-On Offering") on a best effort basis of up to (i) 150,000,000 additional Shares at a price of $10 per Share, (ii) 12,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 6,000,000 Soliciting Dealer Warrants, and (iv) 6,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The Initial Offering, Subsequent Offering and Follow-On Offering as collectively referred to as the "Offerings."

As of June 30, 2002 and December 31, 2001, subscriptions for a total of 63,655,645 and 35,294,860 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to the Advisor. In addition, the Company distributed 1,490,405 and 785,365 Shares pursuant to the Company's DRP as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002 the Company has repurchased 245,793 Shares and has issued Soliciting Dealer Warrants to acquire 2,544,119 Shares. As a result of such sales and repurchases, the Company has received a net total of $645,316,340 of Gross Offering Proceeds as of June 30, 2002. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds from the Offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the Gross Offering Proceeds. As of June 30, 2002 and December 31, 2001, organizational and offering costs totaling $67,750,584 and $39,335,560, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and the Company anticipates that these costs will not exceed these limitations upon completion of the Subsequent and Follow-On Offerings. Any excess amounts at the completion of the Subsequent and Follow-On Offerings will be reimbursed by the Advisor.

As of June 30, 2002, 2,544,119 Soliciting Dealer Warrants were sold to the Dealer Manager for a total of $2,035 and none of the Soliciting Dealer Warrants had been exercised for Shares.

Line of Credit. On December 20, 2001, the Company secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit has a maturity date of March 27, 2003 and carries interest at the rate of 1.75% over LIBOR per annum. Funds from this line of credit were used to purchase a property in December 2001. On April 3, 2002, the line of credit advance was paid down and no outstanding line of credit draws are maintained at June 30, 2002. This line of credit is secured by second mortgages on three properties owned by the Company which also have first mortgages with this bank.

Stockholder Liquidity. The Company provides the following programs to facilitate investment in the Shares and to provide limited liquidity to stockholders until such time as a market for the Shares develops:

The DRP allows stockholders who purchase Shares pursuant to the Offerings to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share. As of June 30, 2002, the Company distributed 1,490,405 Shares pursuant to the DRP for an aggregate of $14,158,852.

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

Shares purchased by the Company will not be available for resale. As of June 30, 2002, 245,793 Shares have been repurchased for an aggregate cost of $2,267,228.

Capital Resources

As of June 30, 2002, the Operating Partnership owned a portfolio of 63 properties and three parcels under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee and Louisiana. At June 30, 2002, the portfolio consisted of 48 shopping centers, 14 free standing single-user retail buildings and one office complex containing an aggregate of approximately 8,896,000 square feet of gross leasable area ("GLA") and approximately 97% of the GLA was leased.

The Company expects to meet its short-term operating liquidity requirements generally through its net cash provided by property operations. For the six month period ending June 30, 2002, the properties owned by the Company generated sufficient cash flow to cover the Company's operating expenses plus pay a monthly distribution on weighted average Shares outstanding. Cash flows from operating activities are expected to increase as additional properties are added to the Company's portfolio.

With the exception of one note, the Company paid-off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financings obtained. The replacement financings obtained were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

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

Cash Flows From Operating Activities

Net cash flows generated from operating activities were $29,994,138 and $8,567,696 for the six month period ended June 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the six month period ended June 30, 2002 compared to that of the prior year is due primarily to additional rental revenue and income generated from the operations of 49 properties owned at the beginning of the period compared to 16 properties owned at the beginning of the previous period coupled by the fact that 14 properties were acquired in the second quarter 2002 compared to six acquired in the second quarter 2001.

Cash Flows From Investing Activities

Cash flows used in investing activities were $251,980,827 and $102,669,482 for the six month period ended June 30, 2002 and 2001, respectively. The cash flows used in investing activities were primarily due to the acquisition of 14 and six properties for which approximately $239,793,000 and $99,982,000 cash proceeds were used to acquire the properties during the six month period ended June 30, 2002 and 2001.

The Company's investment in securities at June 30, 2002 and 2001 consists principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities and are recorded at fair value. The Company purchased investment securities for the six month period ended June 30, 2002 in the amount of approximately $965,000 and decreasing the margin account by approximately $42,061. The Company purchased investment securities of approximately $5,500,000 and increased the margin account by approximately $2,573,000 for the same period in 2001.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $278,981,523, and $87,298,292 for the six month period ended June 30, 2002 and 2001, respectively. The Company generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $260,159,000 and $64,762,000 for the six month period ended June 30, 2002 and 2001, respectively. The Company also generated approximately $213,199 and $29,100,000 from the issuance of new mortgages secured by 20 and seven of its properties for the six month period ended June 30, 2002 and 2001. The proceeds generated from the new mortgage financings were partially offset by debt payoffs amounting to $171,062,000 and $6,846,000 for the six month periods ending June 30, 2002 and 2001, respectively. The Company also paid approximately $17,863,768 and $5,950,000 in dividends to its stockholders for the six month period ended June 30, 2002 and 2001. The increase of the weighted average number of common shares outstanding resulted in the increases of dividends declared. The increase in the distribution rates to $.81 per Share from $.80 per Share for the six month period ended June 30, 2002 and 2001 also added to the increased dividends declared.

Effects of Transactions with Related and Certain Other Parties

Services Provided by the Advisor and by Affiliates of the Advisor. Management and the Advisor are responsible for oversight of services outsourced which includes services provided by affiliates of the Advisor for core business processes. Significant business processes provided by affiliates consist of services pertaining to asset management, raising capital through offerings and financings, professional services including due diligence of prospective investment property acquisitions, general and administrative matters, loan servicing with respect to the monthly processing of debt payments and property management and leasing activities. Costs incurred by the Company for services provided by affiliates consist of the following:

	Balance at	Balance at
	06/30/02	12/31/01
Organizational and offering costs (required to be paid by the Company)	$ 57,242,236	$ 30,981,962

	Six month	Six month
	Period ending	Period ending
	06/30/02	06/30/01
Advisor asset management fee	$ 1,847,000	--
Property management fee	$ 1,944,328	$ 664,994
Affiliate general & administrative costs	$ 246,106	$ 199,991
Loan servicing	$ 64,365	$ 26,527
Loan fees capitalized pertaining to mortgage financings	$ 148,123	$ 65,750

Related Party Transactions. Four individual Limited Liability Companies ("LLCs") formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLCs with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however the Company retained all economic burdens and benefits of ownership of the respective properties throughout the guarantee period. As consideration for IREIC's guaranty of the loans, the Company paid IREIC an annual fee equal to 1/8% of the outstanding loan balance, calculated monthly. The Company has incurred and paid $56,639 and no guaranty fees for the six month period ended June 30, 2002 and 2001, respectively. The Consolidated Financial Statements include the accounts of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected. In June 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

Results of Operations

General

The following discussion is based primarily on the Consolidated Financial Statements of the Company at June 30, 2002 and December 31, 2001 and for the six month period ending June 30, 2002 and 2001. The schedule excludes the following development projects: Shoppes of Golden Acres, Eckerd Drug Store-Concord, Eckerd Drug Store-Tega Cay, Hillsboro Square-Publix, Citrus Hills-Blockbuster and Steeplechase Plaza-Blockbuster.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	10	1,239,771	136,394,927
June 30, 2002	14	_1,200,277	_314,637,405
Total	63	8,895,813	$ 678,425,268
	========	========	==========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $36,332,102 for the six month period ending June 30, 2002 from $11,621,702 for the six month period ending June 30, 2001. This $24,710,400 increase is due primarily to 49 properties owned and operated throughout the six month period ending June 30, 2002 compared to 16 properties for the six month period ending June 30, 2001.

Additional Rental Income. Additional rental income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased to $7,730,771 for the six month period ending June 30, 2002 from $2,711,387 for the six month period ending June 30, 2001. This $5,019,384 increase is due primarily to 49 properties owned and operated throughout the six month period ending June 30, 2002 compared to 16 properties for the six month period ending June 30, 2001.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by the Company. Interest and dividend income increased to $925,860 for the six month period ending June 30, 2002 from $863,803 for the six month period ending June 30, 2001. This $62,057 increase is due primarily to an increases in investment in securities offset by decreases in the interest rates of the short term instruments that the Company invests in. This increase was also offset by interest earned on a $1,100,000 second mortgage receivable outstanding throughout 2001, which was repaid on January 31, 2002.

Other Income. Other income increased to $509,532 for the six month period ending June 30, 2002 from $21,487 for the six month period ending June 30, 2001. This increase is due to the increase in income from the Company's investment in a joint venture.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $225,977 for the six month period ending June 30, 2002 from $195,760 for the six month period ending June 30, 2001. This $30,217 increase results from additional professional services required as the Company moves from a formation stage to an operational stage. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining the accounting and investor records of the Company. These expenses increased to $246,106 for the six month period ending June 30, 2002 from $199,991 for the six month period ending June 30, 2001. This $46,115 increase results from the additional work required as the Company moves from a formation stage to an operational stage. Salaries reimbursed to affiliates for maintaining the accounting and investor records of the Company account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $2,010,694 for the six month period ending June 30, 2002 from $691,565 for the six month period ending June 30, 2001. This $1,319,129 increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the six month periods ended June 30, 2002 as compared to June 30, 2001.

Property Operating Expenses to Non-Affiliates. Property operating expenses consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $8,119,961 for the six month period ending June 30, 2002 from $3,005,638 for the six month period ending June 30, 2001. This $5,114,323 increase is primarily due to 49 properties owned and operated throughout the six month period ending June 30, 2002 as compared to 16 properties for the six month period ending June 30, 2001.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $9,982,058 from $4,347,753 for the six month period ending June 30, 2002 and 2001, respectively. This $5,634,305 increase is due to the financing of additional properties owned and operated during the six month period ending June 30, 2002 as compared to the six month period ending June 30, 2001. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $10,613,902 from $3,530,762 for the six month period ending June 30, 2002 and 2001, respectively. This $7,083,140 increase is due to forty-nine properties owned and operated throughout the six month period ending June 30, 2002 as compared to sixteen properties for the six month period ending June 30, 2001.

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
		Bankruptcy/	Square	Annual Base	Gross Receivable	Reserve	Occupancy
Property Name	Tenant Name	Restructuring	Foot	Rent	at 06/30/02	Balance*	Status
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	--	Occupied(1)

Lake Walden Square	Parrots Plus	Bankruptcy	2,800	30,800	26,549	26,549	Vacant

Boynton Commons	MVP Hair Salon	Bankruptcy (3)	1,500	42,207	77,433	77,433	Vacant

Casselberry Commons	Service Merchandise	Bankruptcy (2,3)	13,822	127,029	3,137	2,321	Vacant

Casselberry Commons	Shoe World	Bankruptcy	4,000	28,000	4,532	4,535	Vacant

Gateway Market Center	Waccamaw's HomePlace	Bankruptcy (3)	35,000	344,919	54,562	54,562	Vacant

Kmart	Kmart	Bankruptcy	102,098	907,349	--	--	Occupied (1)

Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	140,882	140,882	Occupied (1)

Creekwood	Kmart	Bankruptcy	103,015	875,628	46,495	46,495	Occupied (1)

Southlake Pavilion	Roadhouse Grill	Bankruptcy	8,000	85,000	--	--	Occupied (1)

Universal Plaza	Moes Gourmet Bagel	Bankruptcy	2,146	50,913	17,364	17,364	Occupied

*  The amount shown represents the amount of reserves recorded by the Company against tenant receivables at

     June 30, 2002.

(1)  The tenant has been paying rent on a consistent basis.

(2)  At the time the property was purchased, a master lease was established with the seller of this property escrowing       funds to assure rent and reimbursements for two years after the purchase.

  The tenant has rejected the remainder of its lease.

In certain instances, the Company purchased properties with environmental concerns for which no indemnity was provided by the seller. Substances found on the properties are considered contaminants under Federal environmental law. In each instance, the Company either has environmental insurance, the potential availability of state cleanup funds or other means of coverage; therefore, the Company believes the environmental risks are managed appropriately.

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
	Six months ended June 30,
	2002	2001

Net income	$ 11,209,139	$ 3,130,486
Depreciation	10,613,902	3,530,762

Funds from operations (1)	21,823,041	6,661,248

Principal amortization of debt	(136,667)	(126,046)
Straight-line rent receivable (2)	(957,300)	(275,445)
Income received under master lease
agreements and principal escrow (4)	503,629	168,508
Acquisition cost expenses (3)	164,428	75,977

Funds available for distribution	$ 21,397,131	$ 6,504,242
	===========	============

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

The following table lists the approximate physical occupancy levels for the Company's investment properties as of June 30, 2002, December 31, 2001, 2000 and 1999. N/A indicates the property was not owned by the Company at the end of the period.
	June 30,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Lake Walden Square, Plant City, FL	92	95	95	94
Merchants Square, Zephyrhills, FL	100	100	100	100
Town Center Commons, Kennesaw, GA	93	93	93	100
Boynton Commons, Boynton Beach, FL	99	100*	96*	95*
Lake Olympia Square, Ocoee, FL	95	93	95	100
Bridgewater Marketplace, Orlando, FL	98	97*	98*	92*
Bartow Marketplace, Cartersville, GA	99	99	100	100
Countryside, Naples, FL	85	85	97	98
Casselberry Commons, Casselberry, FL	87	92*	95*	97*
Conway Plaza, Orlando, FL	97	100*	97*	N/A
Pleasant Hill, Duluth, GA	95	97*	94*	N/A
Gateway Market Center, St. Petersburg, FL	100	83	98	N/A
Columbia Promenade, Kissimmee, FL	90	98*	N/A	N/A
Kmart, Macon, GA	100	100	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	100	N/A	N/A
West Oaks, Ocoee, FL	95	100*	N/A	N/A
PETsMART - Fredericksburg, Fredericksburg, VA	100	100	N/A	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	100	N/A	N/A
PETsMART - Chattanooga, Chattanooga, TN	100	100	N/A	N/A
Sand Lake Corners, Orlando, FL	99*	97*	N/A	N/A
Woodstock Square, Atlanta, GA	99	99*	N/A	N/A
Jo-Ann Fabric, Alpharetta, GA	100	100	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	100	N/A	N/A
Just for Feet - Daytona, Daytona Beach, FL	100	100	N/A	N/A
Skyview Plaza, Orlando, FL	100	100	N/A	N/A

	June 30,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Aberdeen Square, Boynton Beach, FL	93*	96*	N/A	N/A
Brandon Boulevard Shoppes, Brandon, FL	93*	93*	N/A	N/A
Creekwood Crossing, Bradenton, FL	100	96	N/A	N/A
Eisenhower Crossing I & II, Macon, GA	93*	91*	N/A	N/A
Anderson Central, Anderson, SC	99	100	N/A	N/A
Eckerd Drug Store - Greenville, Greenville, SC	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg, Spartanburg, SC	100	100	N/A	N/A
Abernathy Square, Atlanta, GA	93	92	N/A	N/A
Steeplechase Plaza, Ocala, FL	100*	100*	N/A	N/A
Citrus Hills, Citrus Hills, FL	93*	100*	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100*	100*	N/A	N/A
Venture Pointe, Duluth, GA	100*	100*	N/A	N/A
Southlake Pavilion, Morrow, GA	100*	100*	N/A	N/A
Fayetteville Pavilion, Fayetteville, NC	100*	100*	N/A	N/A
Loggerhead Junction, Sarasota, FL	100	N/A	N/A	N/A
Sarasota Pavilion, Sarasota, FL	98*	N/A	N/A	N/A
Turkey Creek Phase I, Knoxville, TN	100*	N/A	N/A	N/A
Newnan Pavilion, Newnan, GA	94*	N/A	N/A	N/A
Just For Feet - Augusta, Augusta, Augusta, GA	100	N/A	N/A	N/A
Just For Feet - Covington, Covington, Covington, LA	100	N/A	N/A	N/A
Universal Plaza, Lauderhill, FL	100*	N/A	N/A	N/A
Acworth Avenue Retail Shopping Center, Acworth, GA	53	N/A	N/A	N/A
Hairston Crossing, Decatur, GA	100*	N/A	N/A	N/A
Melbourne Shopping Center, Melbourne, FL	97	N/A	N/A	N/A
Crystal Springs Shopping Center, Crystal River, FL	100	N/A	N/A	N/A
Riverstone Plaza, Canton, GA	100	N/A	N/A	N/A
Sharon Greens Shopping Center, Atlanta, GA	79*	N/A	N/A	N/A
Oleander Shopping Center, Wilmington, NC	100	N/A	N/A	N/A
Target Center, Columbia, SC	100	N/A	N/A	N/A
Northpoint Shopping Center, Spartanburg, NC	100*	N/A	N/A	N/A
Hampton Point, Taylors, NC	100	N/A	N/A	N/A
Stonebridge Square, Roswell, GA	99	N/A	N/A	N/A
Hillsboro Square, Deerfield Beach, FL	81*	N/A	N/A	N/A
Ward's Crossing, Lynchburg, VA	92*	N/A	N/A	N/A
Circuit City-Rome, Rome, GA	100	N/A	N/A	N/A
Circuit City-Vero Beach, Vero Beach, FL	100	N/A	N/A	N/A
Bass Pro Outdoor World, Dania Beach, FL	100	N/A	N/A	N/A
Chesterfield Crossings, Richmond, VA	100	N/A	N/A	N/A

Total

* As part of the purchase of these properties, during the respective period, the Company may be entitled to receive payments in accordance with the master lease agreements for space which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for periods ranging from one to three years from the purchase date or until the spaces are leased. The percentages in the above table do not include non-revenue producing space covered by the master lease agreements. The master lease agreements combined with the physical occupancy results in an economic occupancy range from 87% to 100% at June 30, 2002.

Subsequent Events

The Company paid distributions of $4,185,546 and $4,738,142 to its stockholders in July and August 2002, respectively.

The Company issued 9,603,881 Shares of Common Stock from June 30, 2002 through August 9, 2002, resulting in a total of 74,844,823 Shares of Common Stock outstanding.

As of August 9, 2002, subscriptions for a total of 73,259,526 Shares were received resulting in total gross offering proceeds of $732,193,458 and an additional 1,873,496 Shares were issued pursuant to the DRP for $17,798,208 of additional gross proceeds. The Company has repurchased 288,199 Shares through the Company's Share Repurchase Program for $2,669,032.

On, July 5, 2002, a Unanimous Written Consent of the Board of Directors declared a monthly cash dividend of $0.83 per share of common stock of the Company, an increase from $0.82 per share. The cash dividend will become effective for shareholders of record on or after the close of business on August 1, 2002 and will be payable on the 7th of each month beginning in September and thereafter.

On August 8, 2002, the Company acquired a newly constructed shopping center known as Wakefield Crossing from an unaffiliated third party for approximately $10,750,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Wakefield Crossing is located in Raleigh, North Carolina and consists of approximately 75,900 gross leasable square feet. The center is anchored by Food Lion as well as other national and local tenants.

On August 8, 2002, the Company acquired a free-standing retail building leased as an Eckerd's Drug Store - Spartanburg/Blackstone. The property was acquired from an unaffiliated third party for approximately $2,271,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Eckerd is located in Spartanburg, South Carolina and consists of approximately 10,908 gross leasable square feet.

On August 7, 2002, the Company acquired a newly constructed shopping center known as Sexton Commons from an unaffiliated third party for approximately $8,000,000. Phase I was completed in 2001 and a construction reserve was established at closing with respect to the development of Phase II which is anticipated to be completed by the end of 2002. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Sexton Commons is located in Fuquay Varina, North Carolina and upon completion will consist of approximately 49,000 gross leasable square feet. Harris Teeter, a grocery store, is the anchor tenant.

On August 6, 2002, the Company obtained a $6,500,000 first mortgage note on the Sharon Green property. This seven year note maintains a fixed rate of 6.07% and requires monthly payments of interest only.

On July 25, 2002, the Company obtained a $9,100,000 first mortgage note on the Bass Pro Outdoor World property. This seven year note maintains a fixed rate of 5.925% and requires monthly payments of interest only.

On July 25, 2002, the Company paid off $5,212,500 with respect to one of the Gateway Market Center mortgages payable.

On July 22, 2002, the Company acquired a newly constructed shopping center known as Sycamore Commons from an unaffiliated third party for approximately $39,146,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Sycamore Commons is located in Matthews, North Carolina and consists of approximately 247,500 gross leasable square feet. Anchor tenants include Dicks Sporting Goods, Circuit City, Old Navy, Bed, Bath & Beyond, Michaels, World Market, Pier One and Lane Bryant.

On July 18, 2002, the Company obtained $1,540,400 and $1,541,600 first mortgage notes which are cross collateralized by the Eckerd Drug Store - Greenville and the Eckerd Drug Store - Spartanburg properties, respectively. These seven year notes maintain a fixed rate of 6.3% and require monthly payments of interest only.

On July 17, 2002, the Company obtained a $4,192,000 first mortgage note on the Target Center property. This seven year note maintains a fixed rate of 6.015% and requires monthly payments of interest only.

On July 16, 2002, the Company obtained a $4,070,000 first mortgage note on the Crystal Springs property. This seven year note maintains a fixed rate of 6.15% and requires monthly payments of interest only.

On July 15, 2002, an application and rate lock agreement was completed for $82,700,000 debt financing collateralized by eleven properties in the portfolio. The rate was locked at a fixed rate of 5.5% for a term of seven years and requires payments of interest only. The lender has committed to fund this financing.

On July 11, 2002, the Company acquired a newly constructed shopping center known as Walk at Highwoods - I from an unaffiliated third party for approximately $24,026,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Walk at Highwoods - I is located in Tampa, Florida and consists of approximately 134,000 gross leasable square feet. The center is anchored by Circuit City, Michaels, Linens N Things, Panera Bread and Dunkin Donuts as well as other national and local tenants.

On July 11, 2002, the Company acquired an existing shopping center known as Circuit City Plaza from an unaffiliated third party for approximately $11,413,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. Circuit City Plaza is located in Orlando, Florida and consists of approximately 78,600 gross leasable square feet. The center is 100% occupied by national and local tenants which include Circuit City and Staples.

On July 11, 2002, the Company acquired an existing shopping center known as McFarland Plaza from an unaffiliated third party for approximately $15,325,000. The Company purchased the property with its own funds and intends to place financing on the property at a later date. McFarland Plaza is located in Tuscaloosa, Alabama and consists of approximately 222,000 gross leasable square feet. The center is anchored by Circuit City, Toys R Us, Stein Mart and Old Navy.

On July 1, 2002, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a free-standing retail building leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and intends to fund the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina.

On behalf of the Company, the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

Impact of Accounting Principles

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The effects of the adoption of SFAS 145 are currently indeterminable by the Company.

Inflation

For the Company's multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. The Company's rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of June 30, 2002, the Company owned fourteen single user triple-net leased properties.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure under "Risk Factors" in the Company's Prospectus dated June 7, 2002 and amendments and supplements thereto.

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
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$142,796	$11,302,687	$327,618	$27,899,614	$52,436,846	$79,679,467
Variable rate debt	$5,212,500	$18,681,521	$ --	$5,000,000	$29,337,500	$199,581,900

Average interest rate on debt:
Fixed rate debt	7.97%	7.64%	7.97%	7.58%	7.01%	6.74%
Variable rate debt	3.74%	3.84%	N/A	3.49%	3.49%	3.41%

Approximately $257,413,431 or 61% of the Company's mortgages payable at June 30, 2002, have variable interest rates averaging 3.46%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

With the exception of one note, the company paid-off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financings obtained. The replacement financings obtained were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

The Company registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the offering on a best efforts basis of 50,000,000 Shares at $10.00 per Share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share. The Initial Offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 the Company began a Subsequent Offering (SEC File Number 333-64391) with substantially similar conditions as the Initial Offering. On June 7, 2002, concurrent with the Subsequent offering, the Company began a Follow-on Offering (SEC File Number 333-85666) on a best effort basis of 150,000,000 shares of common stock at $10.00 per Share and up to 12,000,000 Shares at $9.50 per Share pursuant to the Company's DRP; 6,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 6,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share.

As of January 31, 2001, the Company has sold the following securities for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,948;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301, for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds as of January 31, 2001.

As of June 30, 2002, the Company has sold the following securities in the Subsequent Offering for the following aggregate offering prices:
*	49,558,650	Shares on a best efforts basis for $492,873,298;
*	1,208,580	Shares pursuant to the DRP for $11,481,514
*	1,981,561	Soliciting Dealer Warrants for $1,585 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants, and repurchased the following securities for the following amount:
*	(185,318)

Shares repurchased pursuant to the Share Repurchase Program for $1,719,927 for a net total of 50,581,912 Shares for $502,634,885 of gross offering proceeds from the Subsequent Offering as of June 30, 2002.

As of June 30, 2002, the Company has sold the following securities in the Follow-on Offering for the following aggregate offering prices:
*	409,647	Shares on a best efforts basis for $4,096,470;
*	0	Shares pursuant to the DRP for $0
*	15,586	Soliciting Dealer Warrants for $12 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants, and repurchased the following securities for the following amount:
*	(0)	Shares repurchased pursuant to the Share Repurchase Program for $0 for a net total of 409,647 Shares for $4,096,470 of gross offering proceeds from the Follow-On Offering as of June 30, 2002

The net total of shares and gross offering proceeds from all Offerings as of June 30, 2002 are 64,900,258 Shares for $645,316,340. The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of June 30, 2002, 2,544,119 Soliciting Dealer Warrants have been issued; and the $2,035 of gross proceeds received for their issuance is not included in the above $645,116,340 of gross offering proceeds.

Options to purchase an aggregate of 4,500 Shares at an exercise price of $9.05 per Share have been granted to the Independent Directors pursuant to the Independent Director Stock Option Plan (options to purchase 3,000 Shares as to each of the three Independent Directors plus options for 500 Shares each on the date of the first annual meeting; options for 500 Shares each on the date of the second annual meeting. Such options were granted without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration in section 4(2) of the Act as transactions not involving any public offering. None of such options have been exercised. Therefore, no Shares have been issued in connection with such options.

From February 11, 1999, the effective date of the Initial Offering through January 31, 2001 (the "Initial Offering Cumulative Period,") the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	880,476	A
Other expenses paid to non-affiliates	5,078,269	A
Total expenses	$17,546,769

Expenses in connection with the issuance and distribution of the Initial Offering totaled $17,546,769, all of which has been paid at January 31, 2001. The net offering proceeds to the Company for the Initial Offering Cumulative Period, after deducting the total expenses paid as described above, are $121,038,216.

From February 1, 2001, the effective date of the Subsequent Offering through June 30, 2002 (the "Subsequent Offering Cumulative Period,"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 43,427,793	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	904,771	A
Other expenses paid to non-affiliates	5,030,820	A
Total expenses	$ 49,363,384

The net offering proceeds to the Company for the Subsequent Offering Cumulative Period, after deducting the total expenses paid described in the above table, are $453,271,501.

From June 7, 2002, the effective date of the Follow-On Offering through June 30, 2002 (the "Follow-On Offering Cumulative Period,"), the following expenses have been incurred for the Company's account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 389,165	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	16,163	A
Other expenses paid to non-affiliates	435,103	A
Total expenses	$ 840,431

The net offering proceeds to the Company for the Follow-On Offering period, after deducting the total expenses paid described in the above table, are $3,256,039. The net offering proceeds to the Company for all Offerings, after deducting the total expenses paid described in the above table, are $557,565,756.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, the Company used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 6,404,283	A
Purchase of real estate	282,867,006	A
Acquisition of other businesses	--	A
Repayment of indebtedness	200,965,481	A
Working capital (currently)	6,451,163	E
Temporary investments (currently)	80,877,823	A
Other uses	--	A

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

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits required by the Securities and Exchange Commission Regulations S-K. Item 601.

       Exhibit 99.1

       Statement of Chief Executive Officer

       Pursuant to Section 1350 of Title 18 of the United States Code

       Exhibit 99.2

       Statement of Chief Financial Officer

       Pursuant to Section 1350 of Title 18 of the United States Code

 (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated April 18, 2002

     Item 5 Other Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: August 14, 2002

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: August 14, 2002