Form 10-Q
period 2002-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2002-11-14
CIK 1070764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No _

As of November 4, 2002, there were 102,007,268 Shares of Common Stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	52

ITEM 4.	CONTROLS AND PROCEDURES	53

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	54

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	57
	(a) Exhibits
	(b) Reports on From 8-K

	Signatures	58

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

Assets
	September 30, 2002	December 31,
	(Unaudited)	2001
Investment properties:
Land	$267,648,486	$145,662,393
Construction in progress - Land	7,989,246	959,257
Construction in progress - Building and other improvements	13,674,179	1,783,953
Building and other improvements	802,279,671	447,333,253

	1,091,591,582	595,738,856
Less accumulated depreciation	(32,136,939)	(14,135,094)

Net investment properties	1,059,454,643	581,603,762

Investment in joint venture	--	2,876,869
Mortgages receivable	46,268,872	1,100,000
Cash and cash equivalents	241,332,169	24,534,356
Restricted escrows	4,251,321	2,340,086
Restricted cash	11,745,947	4,711,746
Investment in securities	6,405,234	6,704,775
Accounts and rents receivable, (net of allowance of $1,029,671 and $840,903 as of September 30, 2002 and December 31, 2001, respectively)	9,952,384	4,439,492
Development receivables	489,452	--
Loan fees (net of accumulated amortization of $1,505,669 and $420,597 as of September 30, 2002 and December 31, 2001, respectively)	5,096,015	2,570,640
Leasing fees (net of accumulated amortization of $94,506 and $45,106 as of September 30, 2002 and December 31, 2001, respectively)	354,626	187,886
Other assets	905,313	518,207

Total assets	$1,386,255,976	$631,587,819
	===========	===========

See accompanying notes to consolidated financial statement

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

September 30, 2002 and December 31, 2001

Liabilities and Stockholders' Equity
	September 30, 2002	December 31,
	(Unaudited)	2001
Liabilities:
Accounts payable	$660,503	$477,204
Development payables	3,405,673	54,700
Accrued offering costs due to affiliates	561,760	773,191
Accrued offering costs due to non-affiliates	166,359	274,800
Accrued interest payable to non-affiliates	1,400,244	714,478
Real estate tax payable	7,427,081	--
Distributions payable	5,894,159	2,376,125
Security deposits	1,439,762	698,155
Mortgages payable	569,250,124	313,499,312
Unearned income	1,239,025	594,592
Note and margin payable	3,156,967	6,260,483
Restricted cash liability	11,745,947	4,711,746
Other liabilities	648,826	52,296
Due to affiliates	1,962,488	332,831

Total liabilities	608,958,918	330,819,913

Minority interest in partnership	2,000	2,000
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 213,687,349 shares authorized, 90,801,895 and 35,891,718 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	908,019	358,917
Additional paid-in capital (net of Offering costs of $93,526,914 and $39,335,560 at September 30, 2002 and December 31, 2001, respectively, of which $81,280,958 and $30,981,962 was paid or accrued to Affiliates, respectively	810,417,405	316,759,170
Accumulated distributions in excess of net income	(32,316,696)	(15,282,504)
Accumulated other comprehensive loss	(1,713,670)	(1,069,677)

Total stockholders' equity	777,295,058	300,765,906

Commitments and contingencies (Notes 7, 8 and 13)

Total liabilities and stockholders' equity	$1,386,255,976	$631,587,819
	============	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Income:
Rental income	$24,216,410	$7,269,937	$60,548,512	$18,891,639
Additional rental income	5,154,920	1,522,821	12,885,691	4,234,209
Interest and dividend income	1,046,355	642,810	1,972,215	1,506,613
Other income/(loss)	(155,913)	(38,020)	390,273	171,024

Total income	30,261,772	9,397,548	75,796,691	24,803,485
Expenses:
Professional services to non- affiliates	247,576	65,447	473,553	261,207
General and administrative expenses to affiliates	281,114	147,490	638,989	347,481
General and administrative expenses to non-affiliates	106,890	32,759	395,297	128,309
Advisor asset management fee	1,446,000	--	3,293,000	--
Property operating expenses to affiliates	1,321,136	395,289	3,331,829	1,086,855
Property operating expenses to non-affiliates	5,863,987	1,840,747	13,872,180	4,846,385
Mortgage interest to non-affiliates	5,762,198	2,589,252	15,744,256	6,937,005
Depreciation	7,387,943	2,159,265	18,001,845	5,690,027
Amortization	307,225	81,340	1,134,472	213,794
Acquisition costs expenses to affiliates	--	--	--	22,989
Acquisition costs expenses to non-affiliates	52,483	40,231	216,911	93,219
Total expenses	22,776,552	7,351,820	57,102,332	19,627,271
Net income	$7,485,220	$2,045,728	$18,694,359	$5,176,214
Other comprehensive income: Unrealized loss on investment securities	(10,808)	(843,766)	(643,993)	(1,150,882)
Comprehensive income	$7,474,412	$1,201,962	$18,050,366	$4,025,332
	==========	=========	=========	=========
Net income per common share, basic and diluted	$.10	$.09	$.32	$.28
	==========	=========	=========	=========
Weighted average number of common shares outstanding, basic and diluted	77,123,768	23,409,807	58,095,280	18,514,051
	==========	=========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2002
(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$ (1,069,677)	$ 300,765,906

Net income	--	--	--	18,694,359	--	18,694,359
Unrealized loss on investment securities	--	--	--	--	(643,993)	(643,993)
Distributions declared ($.62 per weighted average number of common shares outstanding)	--	--	--	(35,728,551)	--	(35,728,551)
Proceeds from Offering including DRP (net of Offerings costs of $54,191,354)	55,046,526	550,465	494,939,540	--	--	495,490,005
Retired stock	(136,349)	(1,363)	(1,281,305)	--	--	(1,282,668)
Balance at September 30, 2002	90,801,895	$ 908,019	$ 810,417,405	$ (32,316,696)	$ (1,713,670)	$ 777,295,058
	===========	===========	============	============	============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001
(unaudited)
	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net income	$18,694,359	$5,176,214
Adjustments to reconcile net income:
Depreciation	18,001,845	5,690,027
Amortization	1,134,472	213,794
Realized loss on conversion of investment securities	102,687	95,835
Gain on sale of investment securities	(36,654)	(226,370)
Rental income under master lease	940,866	467,446
Straight-line rental income	(1,390,050)	(489,564)
Income from unconsolidated joint venture	(190,405)	--
Changes in assets and liabilities:
Accounts and rents receivable, net of change in allowance of $188,768 and $232,214 for 2002 and 2001, respectively	(4,122,842)	(211,932)
Other assets	(387,106)	(7,120)
Restricted escrows	(1,655,690)	(617,581)
Accrued interest payable to non-affiliates	685,766	(12,374)
Real estate tax payable	7,427,081	2,168,604
Accounts payable	183,299	517,396
Unearned income	644,433	115,795
Other liabilities	596,530	(12,050)
Security deposits	741,607	160,727
Due to affiliates	1,629,657	57,268
Net cash provided by operating activities	42,999,855	13,086,115

Cash flows from investing activities:
Restricted cash	(7,034,201)	(912,676)
Restricted cash liability	7,034,201	912,676
Restricted escrows	(255,545)	(48,404)
Purchase of investment securities, net of change in margin account of $(4,516) and $ 2,166,311 for 2002 and 2001, respectively	(927,069)	(4,278,574)
Proceeds from sale of investment securities	512,068	1,806,318
Distributions from unconsolidated joint venture	190,405	--
Purchase of joint venture	--	(2,860,000)
Purchase of investment properties, net of change in development payables and receivables	(400,990,072)	(135,464,242)
Additions to investment properties, net of change in related payables	(2,810,582)	(2,037,259)
Leasing fees	(216,140)	(70,435)
Funding of mortgages receivable	(46,268,872)	--
Net cash used in investing activities	(450,765,807)	(142,952,596)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Nine Months Ended September 30, 2002 and 2001
(unaudited)
	September 30, 2002	September 30, 2001

Cash flows from financing activities:
Proceeds from offerings	$549,681,359	$139,860,025
Repurchase of shares	(1,282,668)	(462,717)
Payment of offering costs	(54,511,226)	(13,299,581)
Proceeds from issuance of debt	345,941,630	56,550,000
Principal payments of debt	(176,345,366)	(6,910,972)
Principal payments of note payable	(3,099,000)	--
Loan fees	(3,610,447)	(1,266,529)
Distributions paid	(32,210,517)	(10,229,067)
Net cash provided by financing activities	624,563,765	164,241,159

Net increase in cash and cash equivalents	216,797,813	34,374,677

Cash and cash equivalents at January 1	24,534,356	24,664,511

Cash and cash equivalents at September 30	$241,332,169	$59,039,188
	===========	===========

Supplemental disclosure of cash flow information:

Cash paid for interest, net of $283,421 and $74,311 capitalized at September 30, 2002 and 2001, respectively	$15,058,490	6,949,379
	===========	===========
Supplemental schedule of noncash investing and financing activities:

Purchase of investment properties	$(493,983,010)	$(135,518,942)
Assumption of mortgage debt	86,154,548	--
Investment in joint venture converted to investment property	2,876,869	--
Proceeds from mortgage receivable payoff	1,100,000	--
Net change in development payables	3,350,973	54,700
Net change in development receivables	(489,452)	--

Cash used to purchase investment properties	(400,990,072)	(135,464,242)
	===========	===========

Additions to investment properties, unpaid	$3,405,673	--
	===========	===========

Distributions payable	$5,894,159	1,734,021
	===========	===========

See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "First Follow-On Offering") on a best effort basis. As of August 29, 2002 the company sold 50,000,000 shares from the Subsequent Offering resulting in gross proceeds of $497,842,917, thereby completing the second offering. Concurrent with the Subsequent Offering, the Company began a third offering on June 7, 2002 ("Second Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of September 30, 2002, the Company has received subscriptions for a total of 25,305,640 Shares in the Follow-On Offering. In addition, the Company has issued 2,113,762 Shares pursuant to the Company's DRP. The Initial Offering, the Subsequent Offering and Follow-On Offering are collectively referred to as the "Offerings". As of September 30, 2002, the Company has repurchased a total of 324,856 Shares through the Company's Share Repurchase Program for $3,009,946.

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

September 30, 2002
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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investments in securities at September 30, 2002 and December 31, 2001 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of September 30, 2002 and December 31, 2001, the Company has recorded a payable of $3,156,967 and $3,161,484, respectively, for securities purchased on margin. During the three month periods ended September 30, 2002 and 2001, the Company realized ($102,687) and ($57,022) of loss on sale of investment securities, respectively. During the nine month periods ended September 30, 2002 and 2001, the Company realized $(66,033) and $130,535 of gain/(loss) on sale of investment securities, respectively. Of the investment securities held on September 30, 2002 and December 31, 2001, the Company had accumulated other comprehensive loss of $1,713,670 and $1,069,677 respectively.

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company has adopted SFAS 144. The adoption did not have any material effect on the Company.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties. GAAP requires that upon receipt of these payments, the receipts are to be recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. In addition, restricted cash includes construction escrows established at the time Hillsboro Square was acquired. The construction escrows were established in order to cover the cost of construction and potential cost overruns related to certain tenants. Similar to the master lease escrows, these funds may be released to either the Company or the seller when certain conditions are met. The Company records such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

The Company capitalizes costs incurred during the development period, including direct and indirect costs incurred during the development period, such as construction, insurance, architectural costs, and legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables consists of retainage and other costs incurred and not paid pertaining to the development projects. The Company maintained developments payable of $3,405,673 and $54,700 at September 30, 2002 and December 30, 2001, respectively. The Hillsboro Square development agreement was established such that the Company initially pays certain development costs and subsequently obtains a refund of these costs from the construction escrow. The development receivables consists of amounts due to the Company from this construction escrow. The Company maintained development receivables of $489,452 and none at September 30, 2002 and December 31, 2001, respectively.

Restricted escrows primarily consist of a lender restricted escrow and an earnout escrow. The earnout escrow was established upon the acquisition of an investment property for which the funds may be released to the seller when certain leasing conditions have been met.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

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

Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

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

Four individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLC with Inland Real Estate Investment Corporation ("IREIC"), an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority voting interest in each LLC; however the Company retained all economic burdens and benefits of ownership of the respective properties throughout the guarantee period. As consideration for IREIC's guaranty of the loans, the Company paid IREIC an annual fee equal to 1/8% of the outstanding loan balance, paid monthly. The Consolidated Financial Statements include the amount of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected. In June 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

(3) Transactions with Affiliates

As of September 30, 2002 and December 31, 2001, the Company had incurred $93,526,914 and $39,335,560 of offering costs respectively, of which $81,280,958 and $30,981,962 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 2002 and December 31, 2001 offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $79,372,080 and $29,775,817 as of September 30, 2002 and December 31, 2001 respectively, of which $561,760 and $773,191 were unpaid for the periods ended September 30, 2002 and December 31, 2001, respectively.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses to the Advisor and its affiliates relating to the administration of the Company. Such costs are included in general and administrative expenses to affiliates and acquisition costs expenses to affiliates. During the three month periods ended September 30, 2002 and 2001, the Company expensed $281,114 and $147,490 respectively of general and administrative expenses to the Advisor and its affiliates. Additionally, during the nine month periods ended September 30, 2002 and 2001 the Company expensed $638,989 and $347,481, respectively, of which $516,488 and $332,831 remained unpaid as of September 30, 2002 and December 31, 2001, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $100,000,000 mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $98,046 and $42,298 for the nine month periods ended September 30, 2002 and 2001, respectively, and $33,681 and $15,726 for the three month periods ended September 30, 2002 and 2001, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan terms. During the nine month period ended September 30, 2002, $450,868 of loan fees were incurred and paid. During the twelve month period ended December 31, 2001, $177,436 of loan fees were incurred and paid.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

The Company is obligated to pay an advisor asset management fee of not more than 1% of our net asset value. The Company's net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before depreciation, reserves for bad debts or other similar non-cash reserves; this amount is reduced by any mortgages payable on the respective assets. The Company computes its net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly for an amount equal to 1/4 of 1% of the net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's Advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee, plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserves for bad debts or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the Company is calculating the quarterly fee,) or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 7% annual return on the net investment of stockholders. For the nine month period ended September 30, 2002, the Company incurred asset management fees of $3,293,000, of which $1,446,000 remains unpaid at September 30, 2002. The Company neither accrued nor paid such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property management companies are entities owned principally by individuals who are affiliates of the Advisor. The managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. The Company incurred property management fees of $3,233,783 and $1,044,557 for the nine month periods ended September 30, 2002 and 2001, respectively, and $1,287,455 and $379,563 for the three month periods ended September 30, 2002 and 2001, respectively. None remained unpaid as of September 30, 2002 and December 31, 2001, respectively.

In December 2001 and January 2002, an Affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion, all of which matured in July 2002. The Company agreed to pay the Affiliate 1/8% per annum of the guaranteed amount for providing such guarantee. As of September 30, 2002, $56,639 of guarantee fees related to the LLCs has been incurred for the nine month period ended September 30, 2002, and none for the three month period ended September 30, 2002, of which none remained unpaid at September 30, 2002. All of the respective mortgages payable were paid off in June 2002.

(4) Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of September 30, 2002 and December 31, 2001, options to acquire 13,500 Shares and 12,000 Shares were outstanding, respectively.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

In addition to sales commissions, the dealer manager of the Offerings (an affiliate of the Advisor) has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offerings, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Initial and Subsequent Offerings and the issuance of a maximum of 6,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Follow-On Offering. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such Shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of September 30, 2002 and December 31, 2001, 3,560,055 and 1,410,473 warrants have been issued. These warrants have nominal value and none had been exercised at September 30, 2002 and December 31, 2001.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

(5) Investment Properties

An affiliate of the Company initially purchased seven of the investment properties on behalf of the Company. The Company subsequently purchased each of those properties from this affiliate at their cost upon receipt of proceeds from the Initial Offering.
		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Aberdeen Square
Boynton Beach, FL	$ 3,670,000	$ 1,948,473	$ 4,768,166	$ (53,291)	$ 1,948,473	$ 4,714,875	$ 6,663,348	$ 169,806	1990	10/01
Abernathy Square
Atlanta, GA	13,392,000	8,054,652	16,076,111	(43,208)	8,054,652	16,032,903	24,087,555	533,459	1983/1994	12/01
Acworth Avenue Retail Shopping Center
Acworth, GA	--	959,257	1,875,198	11,200	959,257	1,886,398	2,845,655	61,459	2001	12/00
Anderson Central
Anderson, SC	11,000,000	2,219,839	13,642,727	(111,350)	2,219,839	13,531,377	15,751,216	464,162	1999	11/01
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	43,836	6,098,178	18,352,107	24,450,285	1,955,807	1995	09/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	2,536,981	1998	07/99
Brandon Blvd. Shoppes
Brandon, FL	5,137,000	1,894,787	7,587,323	(83,552)	1,894,787	7,503,771	9,398,558	245,392	1994	11/01
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	564,037	1998	09/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	17,513	6,702,658	11,209,425	17,912,083	1,296,603	1973/1998	12/99
Chesterfield Crossings
Richmond, VA	6,380,000	2,791,620	8,190,130	57,938	2,791,620	8,248,068	11,039,688	101,210	2000	06/02
Chickasaw Trails Shopping Center
Orlando, FL	4,400,000	1,723,260	6,907,737	14,145	1,723,260	6,921,882	8,645,142	292,234	1994	08/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Circuit City Plaza
Orlando, FL	$ 6,275,000	$ 3,756,672	$ 7,761,404	$ --	$ 3,756,672	$ 7,761,404	$ 11,518,076	$ 82,932	1999	07/02
Citrus Hills
Citrus Hills, FL	3,000,000	841,567	5,185,586	(128,064)	841,567	5,057,522	5,899,089	154,190	1994	12/01
Columbia Promenade
Kissimmee, FL	3,600,000	1,483,737	5,956,206	(4,006)	1,483,737	5,952,200	7,435,937	409,535	2000	01/01
Conway Plaza
Orlando, FL	5,000,000	2,215,324	6,332,434	272,386	2,215,324	6,604,820	8,820,144	710,519	1985/1999	02/00
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	828,258	1997	10/99
Cox Creek
Florence, AL	15,286,964	4,256,549	14,974,285	--	4,256,549	14,974,285	19,230,834	44,799	2001	09/02
Creekwood Crossing
Bradenton, FL	11,750,000	6,376,185	17,239,607	95,780	6,376,185	17,335,387	23,711,572	590,836	2001	11/01
Crystal Springs Shopping Center
Crystal Springs, FL	4,070,000	1,064,112	6,413,838	585	1,064,112	6,414,423	7,478,535	110,926	2001	04/02
Douglasville Pavilion
Douglasville, GA	16,285,000	6,540,781	20,836,192	(156,263)	6,540,781	20,679,929	27,220,710	530,298	1998	12/01
Eisenhower Crossing I & II
Macon, GA	23,800,000	7,487,472	35,804,354	(216,657)	7,487,472	35,587,697	43,075,169	1,078,960	2001/2002	11/01 03/02
Fayetteville Pavilion
Fayetteville, NC	17,390,000	7,114,584	19,783,655	30,208	7,114,584	19,813,863	26,928,447	576,215	1998/2001	12/01
Forest Hills Centre
Wilson, NC	--	1,582,094	5,093,270	--	1,582,094	5,093,270	6,675,364	--	1989	09/02
Forestdale Plaza
Jamestown, NC	-	1,262,754	5,407,118	--	1,262,754	5,407,118	6,669,872	36,943	2001	08/02
Gateway Market Center
St. Petersburg, FL	10,425,000	6,351,847	14,576,808	114,644	6,351,847	14,691,452	21,043,299	1,129,351	1999/2000	09/00

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Hairston Crossing
Decatur, GA	$ 3,655,000	$ 1,066,527	$ 5,563,132	$ 49,470	$ 1,066,527	$ 5,612,602	$ 6,679,129	$ 149,760	2001/2002	02/02
Hampton Point
Taylors, SC	2,475,000	1,072,903	3,453,395	15,037	1,072,903	3,468,432	4,541,335	45,018	1993	05/02
Hillsboro Square
Deerfield Beach, FL	12,100,000	6,157,134	12,828,066	(101,933)	6,157,134	12,726,133	18,883,267	182,029	1978	06/02
Lake Olympia Square (C)
Ocoee, FL	5,518,371	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	860,301	1995	09/99
Lake Walden Square
Plant City, FL	9,732,144	3,006,662	11,549,586	222,955	3,006,662	11,772,541	14,779,203	1,625,438	1992	05/99
Logger Head Junction
Sarasota, FL	--	344,321	320,738	--	344,321	320,738	665,059	8,995	1980/1984	02/02
McFarland Plaza
Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	--	2,325,039	12,933,566	15,258,605	133,647	1999	07/02
Melbourne Shopping Center
Melbourne, FL	5,948,278	2,382,330	7,459,634	110	2,382,330	7,459,744	9,842,074	134,578	1999	04/02
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	651,207	1993	06/99
Newnan Pavilion
Newnan, GA	20,726,371	8,560,550	24,553,440	1,257,632	8,886,025	25,485,597	34,371,622	487,378	1998/2002	03/02
Northpoint Marketplace
Spartanburg, SC	4,535,000	809,351	7,459,725	(102,062)	809,351	7,357,663	8,167,014	98,829	2001	05/02
Oleander Shopping Center
Wilmington, NC	3,000,000	794,912	4,425,726	12,264	794,912	4,437,990	5,232,902	64,483	1989	05/02
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(284,562)	4,805,830	29,241,743	34,047,573	2,605,514	1997/2000	05/00
Riverstone Plaza
Canton, GA	17,600,000	5,672,769	26,270,288	22,050	5,672,769	26,292,338	31,965,107	446,377	1998	04/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Sand Lake Corners
Orlando, FL	$ 11,900,000	$ 6,091,246	$ 16,164,600	$ (90,829)	$ 6,091,246	$ 16,073,771	$ 22,165,017	$ 951,039	1998/2000	05/01
Sarasota Pavilion
Sarasota, FL	29,850,000	17,273,845	24,826,101	146,579	17,273,845	24,972,680	42,246,525	602,982	1999	01/02
Sexton Commons
Fuquay Varina, NC	--	799,852	7,223,004	(26,462)	799,852	7,196,542	7,996,394	53,771	2001/2002	08/02
Sharon Greens
Cumming, GA	6,500,000	3,593,247	9,468,907	(127,084)	3,593,247	9,341,823	12,935,070	148,010	2001	05/02
Shoppes at Lake Mary
Lake Mary, FL	--	3,618,581	7,521,439	--	3,618,581	7,521,439	11,140,020	25,096	2001	08/02
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	349,207	7,460,820	14,220,655	21,681,475	555,134	1994/1998	09/01
Southlake Pavilion
Morrow, GA	34,602,709	7,830,718	48,545,944	471,284	7,919,546	48,928,400	56,847,946	1,258,029	1996/2001	12/01
Steeplechase Plaza
Ocala, FL	4,651,350	1,554,810	7,092,510	9,471	1,554,810	7,101,981	8,656,791	212,010	1993	12/01
Stonebridge Square
Roswell, GA	10,900,000	4,582,728	14,946,585	550,666	4,711,025	15,368,954	20,079,979	204,099	2001/2002	06/02
Sycamore Commons
Matthews, NC	20,000,000	7,995,359	30,188,891	45,050	7,995,359	30,233,941	38,229,300	229,765	2001/2002	07/02
Target Center
Columbia, SC	4,192,000	1,994,642	5,677,919	12,225	1,994,642	5,690,144	7,684,786	121,784	2002	04/02
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,665)	3,293,792	6,319,170	9,612,962	801,960	1998	07/99
Turkey Creek Phase I
Knoxville, TN	13,220,000	3,973,419	17,788,597	442,391	4,054,200	18,150,207	22,204,407	561,293	2001	01/02
Universal Plaza
Lauderhill, FL	4,970,000	3,571,566	6,300,870	2,433	3,571,566	6,303,303	9,874,869	181,139	2002	01/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Venture Pointe
Duluth, GA	$ 15,790,000	$10,878,572	$ 15,654,530	$ (149,314)	$10,878,571	$ 15,505,217	$ 26,383,788	$ 400,484	1996	12/01
Wakefield Crossing
Raleigh, NC	--	2,151,750	8,642,715	(24,378)	2,151,750	8,618,337	10,770,087	69,142	2001	08/02
Walk at Highwoods-I
Tampa, FL	13,230,000	7,423,113	16,575,476	(39,494)	7,423,113	16,535,982	23,959,095	170,591	2001	07/02
Ward's Crossing
Lynchburg, VA	6,090,000	2,661,733	8,438,070	45,460	2,661,733	8,483,530	11,145,263	136,554	2001	06/02
West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	38,547	4,514,559	6,744,857	11,259,416	391,859	2000	03/01
Woodstock Square
Atlanta, GA	14,000,000	5,516,733	22,079,359	(51,106)	5,516,733	22,028,253	27,544,986	1,065,480	2001	06/01

Single-User Retail

Bass Pro Outdoor World
Dania Beach, FL	9,100,000	6,938,145	11,281,774	11,065	6,938,145	11,292,839	18,230,984	101,613	1999	06/02
Circuit City-Cary
Cary, NC	--	1,876,188	3,773,564	--	1,876,188	3,773,564	5,649,752	--	2000	09/02
Circuit City-Rome
Rome, GA	2,470,000	662,211	3,813,902	8,138	662,211	3,822,040	4,484,251	33,627	2001	06/02
Circuit City-Vero Beach
Vero Beach, FL	3,120,000	1,985,167	3,663,277	9,456	1,985,167	3,672,733	5,657,900	33,306	2001	06/02
Eckerd Drug Store-Blackstock
Spartanburg, SC	1,541,600	850,144	1,872,737	--	850,144	1,872,737	2,722,881	14,291	2002	08/02
Eckerd Drug Store-Greenville
Greenville, SC	1,540,400	1,470,306	1,357,205	(15,003)	1,470,306	1,342,202	2,812,508	45,142	2001	11/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

		Initial Costs (A)		Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Eckerd Drug Store - Spartanburg
Spartanburg, SC	$ --	$ 757,850	$ 2,049,000	$ 13,023	$ 757,850	$ 2,062,023	$ 2,819,873	$ 79,697	2001	12/01
Jo-Ann Fabrics
Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,127	120,717	2000	06/01
Just For Feet - Augusta
Augusta, GA	1,668,000	697,307	2,357,037	(128,399)	697,307	2,228,638	2,925,945	53,884	1999	02/02
Just For Feet - Covington
Covington, LA	1,885,000	1,218,745	2,228,638	131,789	1,218,745	2,360,427	3,579,172	57,178	1999	02/02
Just For Feet - Daytona
Daytona Beach, FL	2,000,000	1,651,300	2,249,996	3,916	1,651,300	2,253,912	3,905,212	89,644	1998	08/01
Kmart
Macon, GA	4,655,000	1,172,127	7,858,708	--	1,172,127	7,858,708	9,030,835	536,237	2000	02/01
Lowe's Home Improvement Center
Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	487,576	2000	02/01
PETsMART - Chattanooga
Chattanooga, TN	1,303,800	775,738	2,327,215	101,134	775,738	2,428,349	3,204,087	114,672	1995	04/01
PETsMART - Daytona Beach
Daytona Beach, FL	1,361,200	809,449	2,428,349	129,144	809,449	2,557,493	3,366,942	120,772	1996	04/01
PETsMART - Fredericksburg
Fredericksburg, VA	1,435,000	852,498	2,557,493	(230,278)	852,498	2,327,215	3,179,713	109,896	1997	04/01

 Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

		Initial Costs (A)			Gross amount at which carried at September 30, 2002

			Buildings	Adjustments		Buildings
			And	to		And		Accumulated	Date	Date
Development Projects	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total	Depreciation	Constructed	Acquired

Citrus Hills - Blockbuster
Citrus Hills, FL	$ --	$ --	$ 41,236	$ --	$ --	$ 41,236	$ 41,236	$ --	--	12/01
Eckerd Drug Store - Concord
Concord, NC	--	841,927	1,288,120	--	841,927	1,288,120	2,130,047	--	--	04/02
Eckerd Drug Store - Perry Creek
Raleigh, NC	--	918,925	134,913	--	918,925	134,913	1,053,838	--	--	09/02
Eckerd Drug Store - Tega Cay
Tega Cay, SC	--	1,236,334	1,355,136	--	1,236,334	1,355,136	2,591,470	--	--	04/02
Eckerd Drug Store - Woodruff
Woodruff, SC	--	1,087,259	798,533	--	1,087,259	798,533	1,885,792	--	--	07/02
Hillsboro Square - Publix
Deerfield Beach, FL	--	--	2,584,349	--	--	2,584,349	2,584,349	--	--	06/02
Shoppes of Golden Acres
Newport Richey, FL	--	3,904,801	7,133,712	--	3,904,801	7,133,712	11,038,513	--	--	02/02
Steeplechase Plaza-Blockbuster
Ocala, FL	--	--	338,180	--	--	338,180	338,180	--	--	12/01

Total	569,250,124	275,019,352	814,066,916	2,505,314	275,637,732	815,953,850	1,091,591,582	32,136,939
	=========	========	==========	=========	=========	===========	==========	==========

(See notes on next page)

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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
  Reconciliation of real estate owned:

	September 30,	December 31,
	2002	2001

Balance at the beginning of the year	$595,738,856	191,875,093
Purchases of property	493,983,010	403,080,750
Additions	2,810,582	2,458,996
Payments received under master leases and principal escrow	(940,866)	(1,675,983)

Balance at the end of the period	$1,091,591,582	595,738,856
	===========	===========

  Reconciliation of accumulated depreciation:

Balance at the beginning of the year	$14,135,094	5,811,071
Depreciation expense	18,001,845	8,324,023

Balance at the end of the period	$32,136,939	14,135,094
	===========	===========

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

(6) Leases

Master Lease Agreements

In connection with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of the purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amounts of such payments were $3,154,510 as of September 30, 2002 and $2,213,644 as of December 31, 2001, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments

2002	$85,455,720
2003	99,262,469
2004	93,921,056
2005	88,032,740
2006	82,695,909
Thereafter	621,402,507

Total	$1,070,770,401
===========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants are required to reimburse the Company for some or all of their pro rata share of real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $432,750 and $214,119, for the three month periods ended September 30, 2002 and 2001, respectively. Additionally, the Consolidated Financial Statements include a net increase of $1,390,050 and $489,564, for the nine month periods ended September 30, 2002 and 2001, respectively, of rental income for the period of occupancy for which stepped rent increases apply. The related accounts and rents receivable as of September 30, 2002 and December 31, 2001, were $2,765,275 and $1,375,225, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are received.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

(7) Mortgages Payable

Mortgages payable consist of the following at September 30, 2002 and December 31, 2001:
Property as Collateral
				Balance at
Fixed Rate Mortgages Payable	Interest Rate at 9/30/02	Maturity Date	Monthly Payment	September 30, 2002	December 31, 2001

Aberdeen Square	6.25%	01/2007	(b)	$ 3,670,000	$ 3,670,000
Abernathy Square	6.29%	03/2009	(b)	13,392,000	-
Anderson Central	7.63%	09/2003	(b)	11,000,000	11,000,000
Bass Pro Shops	5.93%	08/2009	(b)	9,100,000	-
Brandon Blvd. Shoppes	6.24%	03/2009	(b)	5,137,000	-
Casselberry Commons	7.64%	04/2006	(b)	8,703,000	8,703,000
Chesterfield Crossings (l)	5.50%	10/2009	(b)	6,380,000	-
Chickasaw Trails Shopping Center	6.26%	11/2006	(b)	4,400,000	4,400,000
Circuit City Plaza (k)	5.50%	09/2009	(b)	6,275,000	-
Circuit City - Rome (l)	5.50%	10/2009	(b)	2,470,000	-
Circuit City - Vero Beach (k)	5.50%	09/2009	(b)	3,120,000	-
Columbia Promenade *	7.61%	02/2006	(b)	3,600,000	3,600,000
Countryside *	6.54%	06/2006	(b)	4,300,000	4,300,000
Cox Creek	7.09%	03/2012	(a)	15,286,964	-
Crystal Springs	6.15%	08/2009	(b)	4,070,000	-
Eckerds - Greenville (j)	6.30%	08/2009	(b)	1,540,400	-
Eckerds - Spartanburg (j)	6.30%	08/2009	(b)	1,541,600	-
Eisenhower Crossing I	6.09%	01/2007	(b)	16,375,000	16,375,000
Eisenhower Crossing II	6.12%	01/2007	(b)	7,425,000	-
Gateway Market Center *	7.94%	08/2005	(b)	10,425,000	10,425,000
Hairston Crossing	5.99%	07/2009	(b)	3,655,000	-
Hampton Point (l)	5.50%	10/2009	(b)	2,475,000	-
Hillsboro Square (l)	5.50%	10/2009	(b)	12,100,000	-
Kmart (d)	6.80%	06/2006	(b)	4,655,000	4,655,000
Lake Olympia Square	8.25%	04/2007	(a)	5,518,371	5,631,788
Lake Walden Square	7.63%	11/2007	(a)	9,732,144	9,825,487
Lowe's Home Improvement Center (d)	6.80%	06/2006	(b)	4,845,000	4,845,000

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
Property as Collateral
				Balance at
Fixed Rate Mortgages Payable	Interest Rate at 9/30/02	Maturity Date	Monthly Payment	September 30, 2002	December 31, 2001

McFarland Plaza (k)	5.50%	09/2009	(b)	$ 8,425,000	$ --
Melbourne	7.68%	03/2009	(a)	5,948,278	--
Merchants Square	7.25%	11/2008	(b)	3,167,437	3,167,437
Northpoint Marketplace (l)	5.50%	10/2009	(b)	4,535,000	--
Oleander Shopping Center	7.80%	11/2011	(b)	3,000,000	--
PETsMART-Chattanooga (e)	7.37%	06/2008	(b)	1,303,800	1,303,800
PETsMART-Daytona Beach (e)	7.37%	06/2008	(b)	1,361,200	1,361,200
PETsMART-Fredericksburg (e)	7.37%	06/2008	(b)	1,435,000	1,435,000
Pleasant Hill	7.35%	06/2005	(b)	17,120,000	17,120,000
Riverstone Plaza (k)	5.50%	09/2009	(b)	17,600,000	--
Sand Lake Corners (e)	6.80%	06/2008	(b)	11,900,000	11,900,000
Sharon Greens	6.07%	09/2009	(b)	6,500,000	--
Sycamore Commons	5.11%	10/2009	(b)	20,000,000	--
Target Shopping Center	6.02%	08/2009	(b)	4,192,000	--
Town Center Commons	7.00%	04/2006	(b)	4,750,000	4,750,000
Walk at Highwoods I (l)	5.50%	10/2009	(b)	13,230,000	--
Wards Crossing (k)	5.50%	09/2009	(b)	6,090,000	--
West Oaks	6.80%	06/2006	(b)	4,900,000	4,900,000
Total Fixed Rate Mortgages Payable				$ 316,649,194	$ 133,367,712

Variable Rate Mortgages Payable

Bartow Marketplace	3.43%	09/2006	(c)	$ 13,475,000	$ 13,475,000
Boynton Commons	3.54%	03/2008	(c)	15,125,000	15,125,000
Bridgewater Marketplace	3.53%	09/2006	(c)	2,987,500	2,987,500
Citrus Hills	3.46%	02/2007	(c)	3,000,000	--
Columbia Promenade *	N/A	02/2002	(c)	--	1,800,000
Conway Plaza *	3.47%	06/2005	(c)	5,000,000	5,000,000
Creekwood Crossing (f)	N/A	03/2003	(c)	--	14,000,000
Creekwood Crossing (i)	4.00%	03/2007	(c)	11,750,000	--
Douglasville Pavilion (g)	N/A	07/2002	(c)	--	20,000,000
Douglasville Pavilion (h)	3.20%	07/2007	(c)	14,925,000	--
Douglasville Pavilion (h)	3.20%	07/2003	(c)	1,360,000	--

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
Property as Collateral
				Balance at
Variable Rate Mortgages Payable	Interest Rate at 9/30/02	Maturity Date	Monthly Payment	September 30, 2002	December 31, 2001

Fayetteville Pavilion (g)	N/A	07/2002	(c)	$ --	$ 20,133,000
Fayetteville Pavilion (h)	3.20%	07/2007	(c)	15,940,000	--
Fayetteville Pavilion (h)	3.20%	07/2003	(c)	1,450,000	--
Gateway Market Center*	3.74%	08/2002	(c)	-	5,212,500
Jo-Ann Fabrics*	3.54%	08/2008	(c)	2,450,000	2,450,000
Just for Feet - Augusta*	3.53%	03/2007	(c)	1,668,000	-
Just for Feet - Covington*	3.53%	03/2007	(c)	1,885,000	-
Just for Feet - Daytona*	3.57%	09/2006	(c)	2,000,000	2,000,000
Newnan Pavilion (h)	3.20%	07/2007	(c)	18,999,243	-
Newnan Pavilion (h)	3.20%	07/2003	(c)	1,727,128	-
Sarasota Pavilion (h)	3.55%	07/2007	(c)	2,000,000	-
Sarasota Pavilion (h)	3.55%	07/2007	(c)	19,000,000	-
Sarasota Pavilion (h)	4.55%	07/2003	(c)	8,850,000	-
Skyview Plaza	3.42%	11/2006	(c)	10,875,000	10,875,000
Southlake Pavilion (h)	3.20%	07/2007	(c)	31,723,316	-
Southlake Pavilion (h)	3.20%	07/2003	(c)	2,879,393	-
Southlake Pavilion *	N/A	07/2002	(c)	-	8,500,000
Southlake Pavilion (g)	N/A	07/2002	(c)	-	31,240,000
Steeplechase	3.31%	04/2007	(c)	4,651,350	-
Stonebridge	3.53%	07/2007	(c)	10,900,000	-
Turkey Creek (h)	3.20%	07/2003	(c)	1,100,000	-
Turkey Creek (h)	3.20%	07/2007	(c)	12,120,000	-
Universal Plaza (i)	4.00%	04/2007	(c) (i)	4,970,000	-
Venture Pointe*	N/A	07/2002	(c)	-	13,333,600
Venture Pointe (h)	3.20%	07/2007	(c)	14,475,000	-
Venture Pointe (h)	3.20%	07/2003	(c)	1,315,000	-
Woodstock Square	3.41%	08/2008	(c)	14,000,000	14,000,000
Total Variable Rate Mortgages Payable				$ 252,600,930	$ 180,131,600

Total Mortgages Payable				$ 569,250,124	$ 313,499,312
				===========	===========

(See notes on next page)

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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

(f) The Company secured an acquisition line of credit in the amount of $14,000,000. The funds are available to be drawn through the maturity date of March 27, 2003 and maintain interest at the rate of 1.75% over LIBOR. No amounts were outstanding as of September 30, 2002. In December 2001, the Company received a $14,000,000 advance pertaining to the acquisition of Creekwood Crossing which was subsequently repaid on April 3, 2002, in part with new financing.

(g) In June 2002, the referenced financing, for these properties, was repaid with proceeds from new debt. This replacement financing was funded for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis. Throughout the period the debt was outstanding, an affiliate of the Advisor guaranteed these loans. The Company paid the affiliate 1/8% per annum of the guaranteed amount for providing such guaranty.

(h), (k) and (l) The notes identified were established as a cross-collateralized financing package. The financing terms include a cross-default provision, whereby a default under one note represents a default for the entire package. Each note contains a substitution clause which allows the underlying property to be substituted by a replacement property, as well as the opportunity to release each property through payment of a predetermined amount.

(i) Floating rate maintains a floor of 4%.

(j) Eckerds-Greenville and Eckerds-Spartanburg are cross-collaterized.

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

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

The following table shows the debt maturing during the next five years and the weighted average interest rate as of September 30, 2002 related to that debt.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$72,003	$11,302,688	$327,618	$27,899,634	$40,536,846	$236,510,405
Variable rate debt	--	18,681,521	--	5,000,000	29,337,500	199,581,909

Average interest rate on debt:
Fixed rate debt	7.97%	7.64%	7.97%	7.58%	7.00%	6.11%
Variable rate debt	N/A	3.84%	N/A	3.47%	3.45%	3.38%

The principal balance of $252,600,930 or 44% of the Company's mortgages payable at September 30, 2002, have variable interest rates averaging 3.42%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company paid off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financings obtained. The replacement financings obtained were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

(8) Note Payable

On November 30, 2001, the Company issued a note payable related to the purchase of Eisenhower Crossing. The note was payable when the seller met certain leasing conditions, which was repaid in May 2002.

(9)  Mortgage Receivable

On December 21, 2000 the Company funded a $1,100,000 mortgage note receivable on a 49,749 square foot shopping center known as Universal Plaza which was under construction, located in Lauderhill, Florida. The principal amount of $1,100,000 was secured by a second mortgage on the property and personal guaranties of the borrower. The interest rate of the note was 10% per annum and was due to mature August 31, 2002. On January 30, 2002, the Company exercised its option to purchase this property and this mortgage note receivable was fully repaid to the Company from the seller's proceeds at closing.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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

On August 29, 2002, the Company assumed a mortgage note receivable to fund a maximum of $44,000,000 used by the borrower for the construction of a shopping center known as Westside Centre Shopping Center in Birmingham, Alabama. The note maintains a stated interest rate of 9.25% per annum and matures on February 28, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $44,000,000. The note receivable balance at September 30, 2002 is $43,793,872.

(10) Investment in Joint Ventures

On September 28, 2001, the Company acquired a 65% membership interest in Hendon Stonebridge, LLC for approximately $2,860,000. Hendon Stonebridge, LLC owns 100% of a fee simple interest in one retail property known as Stonebridge Square Shopping Center. The Company also had an option, exercisable not sooner than April 1, 2002 and not later than May 15, 2002, to acquire the remaining 35% interest in Hendon Stonebridge, LLC for the remainder of the purchase price, not to exceed $21,260,659 in total. Prior to the Company's exercise of its option, the Company received a preferred cash return, paid monthly, at an annualize rate of 15% on the investment and accounted for its investment in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company used the equity method of accounting for its LLC investment in Stonebridge since the Company had significant influence over, but not control of, the major operating financial policies of the property. Under this method, the Company's share of income or loss incurred by the property was recognized as an increase or reduction of the carrying value of the investment but the loss recognized, if any, did not exceed the Company's investment basis. For the year ending December 31, 2001, the Company received $111,658 of distributions all of which was recognized as income. On June 12, 2002, the Company elected to exercise its option and acquired the remaining 35% interest in Hendon Stonebridge, LLC, and accordingly consolidated the investment.

(11) Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in primarily Florida, Georgia, North Carolina and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, and Louisiana. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
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

The property revenues and net property operations are summarized in the following table for the three and nine month periods ended September 30, 2002 and 2001, along with a reconciliation to net income.
	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Property rental and additional rental income	$ 29,371,330	$ 8,792,758	$ 73,434,203	$ 23,125,848
Other property operating income	--	--	207,760	--
Total property operating expenses	7,185,123	2,236,036	17,204,009	5,933,240
Mortgage interest	5,762,198	2,589,252	15,744,256	6,937,005

Net property operations	16,424,009	3,967,470	40,693,698	10,255,603

Interest and dividend income	1,046,355	642,810	1,972,215	1,506,613
Other income/(loss)	(155,913)	(38,020)	182,513	171,024
Less non property expenses:
Professional services	247,576	65,447	473,553	261,207
General and administrative	388,004	180,249	1,034,286	475,790
Acquisition costs expensed	52,483	40,231	216,911	116,208
Advisor asset management fee	1,446,000	--	3,293,000	--
Depreciation and amortization	7,695,168	2,240,605	19,136,317	5,903,821

Net income	$ 7,485,220	$ 2,045,728	$ 18,694,359	$ 5,176,214
	=========	=========	=========	=========

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)
The following table summarizes property asset information as of September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
(unaudited)
Total assets
Investment properties, net	$ 1,059,454,643	$ 581,603,762
Non-segment assets	326,801,333	49,984,057
	$ 1,386,255,976	$ 631,587,819
	=============	===========

(12) Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As of September 30, 2002 and December 31, 2001, respectively, warrants to purchase 3,560,055 and 1,410,473 shares of common stock at a price of $12.00 per share were outstanding, but were not included in the computation of diluted EPS because the exercise price of such warrants were greater than the average market price of common shares. The weighted average numbers of common shares outstanding were 58,095,280 and 18,514,051 for the nine months ended September 30, 2002 and 2001, respectively, and 77,123,768 and 23,409,807 for the three months ended September 30, 2002 and 2001, respectively.

(13) Commitment and Contingencies

On February 8, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space. Phase I costs are expected to be approximately $119 per square foot of leasable space; these costs include the developer's profit and the cost of the land for Phase II. Total costs incurred through September 30, 2002, including land, amounted to $11,038,513, of which $1,581,599 remained unpaid at September 30, 2002. The total cost may be adjusted upward or downward based on the actual lease rates achieved. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,400 square feet of leasable space. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the property at a later date.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties to be leased as Eckerd Drug Stores. The land parcels were acquired from an unaffiliated third party for $2,078,261. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the properties at a later date. The total acquisition cost after development is expected to be approximately $5,400,000 for approximately 24,700 gross leasable square feet. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina. Total costs incurred through September 30, 2002, including land, amounted to approximately $4,721,517 of which $924,802 remained unpaid at September 30, 2002.

On July 12, 2002, the Company acquired Hillsboro Square and concurrently contracted for the development of the new Publix store. The Company funded the purchase of the existing shopping center and subsequently placed financing on the property. The total development cost is expected to be approximately $4,127,000 of which the Company is expected to incur $2,538,812 and the remainder of the development costs represents the Publix contribution obligation. Total development costs incurred through September 30, 2002, amounted to $2,584,349, of which $429,067 remained unpaid at September 30, 2002.

On July 1, 2002, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina. Total costs incurred through September 30, 2002, including land, amounted to approximately $1,885,792 of which $430,608 remained unpaid at September 30, 2002

On September 12, 2002, the Company acquired 3.1 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,053,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,856,000 for 10,908 gross leasable square feet. The parcel is located in Raleigh, North Carolina. Total costs incurred through September 30, 2002, including land, amounted to approximately $1,053,000.

The Company is not subject to any material pending legal proceeding.

(14) Subsequent Events

The Company paid distributions of $5,894,159 and $6,776,227 to its stockholders in October and November 2002, respectively.

The Company issued 11,205,373 Shares of Common Stock from September 30, 2002 through November 4, 2002, resulting in a total of 102,007,268 Shares of Common Stock outstanding.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

As of November 4, 2002, subscriptions for a total of 99,982,831 Shares were received resulting in total gross offering proceeds of $999,394,402 and an additional 2,380,319 Shares were issued pursuant to the DRP for $22,613,030 of additional gross proceeds. The Company has repurchased 355,882 Shares through the Company's Share Repurchase Program for $3,300,739.

On November 1, 2002, the Company acquired an existing shopping center known as Lakewood Ranch from an unaffiliated third party for approximately $10,152,000. As part of the purchase of this property, the Company assumed the modified existing debt with a remaining balance of approximately $4,400,000. The loan requires monthly interest payments based on an annual rate of 1.85% over LIBOR and matures in 2009. Lakewood Ranch is located in Brandon, Florida and consists of 69,472 gross leasable square feet. The center is anchored by a Publix grocery store.

On November 1, 2002, the Company entered into a $50,000,000 line of credit. The line of credit maintains a variable interest rate of 1.85% over LIBOR on the outstanding balance. To date, the Company has not drawn on the line of credit.

On November 1, 2002, the Company acquired an existing shopping center known as Duvall Village from an unaffiliated third party for approximately $13,026,000. The Company purchased the property with its own funds and by assuming a mortgage of approximately $9,488,000 which bears interest at the rate of 7.04% and matures in 2018. Duvall Village is located in Bowie, Maryland and consists of 82,521 gross leasable square feet. The center is anchored by a Superfresh A&P grocery store.

On November 1, 2002, the Company acquired an existing shopping center known as Harundale Plaza from an unaffiliated third party for approximately $24,724,000. The Company purchased the property with its own funds and intends to finance the property at a later date. Harundale Plaza is located in Glen Burnie, Maryland and consists of 220,629 gross leasable square feet. The center is anchored by a Superfresh A&P grocery store.

On October 31, 2002, the Company funded a $53,000,000 first mortgage loan receivable secured by 19 Eckerd Stores located in New York, Pennsylvania and West Virginia. The $53,000,000 loan bears interest at the rate of 5.6% which requires monthly payments of interest only. The receivable matures on January 15, 2003.

On October 31, 2002, the Company acquired an existing shopping center known as Gateway Plaza Shopping Center from an unaffiliated third party for approximately $11,836,000. The Company purchased the property with its own funds and intends to finance the property at a later date. Gateway Plaza Shopping Center is located in Jacksonville, North Carolina and consists of 101,682 gross leasable square feet. The center is anchored by Bed, Bath & Beyond, Ross Stores, and a Petsmart.

On October 25, 2002, the Company acquired a newly constructed shopping center known as North Aiken Bi-Lo Center from an unaffiliated third party for approximately $5,800,000. The Company purchased the property with its own funds and intends to finance the property at a later date. North Aiken Bi-Lo Center is located in Aiken, South Carolina and consists of 59,263 gross leasable square feet. The center is anchored by Bi-Lo grocery store and Dollar General.

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Notes to Consolidated Financial Statements

September 30, 2002
(unaudited)

On October 21, 2002, the Company acquired an existing shopping center known as Golden Gate from an unaffiliated third party for approximately $10,680,000. The Company purchased the property with its own funds and intends to finance the property at a later date. Golden Gate is located in Greensboro North Carolina and consists of 153,113 gross leasable square feet. The center is anchored by Harris Teeter, Food Lion and Staples.

On October 18, 2002, the Company acquired a land parcel consisting of approximately 14 acres in Tallahassee, Florida from an unaffiliated third party for approximately $1,187,000. The Company intends to fund the development of a 62,771 square feet shopping center to be known as Southwood Plantation. The total acquisition cost after development is expected to be approximately $7,633,000.

On behalf of the Company, an affiliate of the Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the nine month periods ended September 30, 2002 to the corresponding periods ended September 30, 2001. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this quarterly report and in our consolidated financial statements and the related notes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

The terms capitalized in this section, but without definition, have the meaning set forth in the Notes to Consolidated Financial Statements contained in this Form 10-Q.

Overview

We were formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We have been operating and intend to continue operating as a real estate investment trust ("REIT") for Federal and state income tax purposes. We, through entities owned or controlled directly or indirectly by us, have initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. We may also, through entities owned or controlled directly or indirectly by us, acquire properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor") has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.

The Southeast market in which our properties are located experienced an economic slowdown during 2001 and the first three quarters of 2002, in line with the nation's slowing economy. We have not observed any material effects on our operations as a result of these events. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our properties to a large extent consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

As of September 30, 2002, the Operating Partnership owned a portfolio of 75 properties and 6 parcels under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, and Louisiana. At September 30, 2002, the portfolio consisted of 58 shopping centers, 16 free standing single-user retail buildings and 1 office complex containing an aggregate of approximately 10,096,601 square feet of gross leasable area ("GLA") and approximately 97% of the GLA was leased.

Critical Accounting Policies

General.

The following disclosure pertains to critical accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which requires our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (GAAP). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses judgments pertaining to trends, events or uncertainties known which when taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation of Investment Property. In order to ascertain the value of an investment property we take into consideration many factors which require subjective or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. These assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among others. The capitalization rate is also a significant driving factor in determining the property valuation which requires the judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition, and investor return requirements, among others. Furthermore, every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from our judgment, the valuation could be negatively affected. The valuation and possible subsequent impairment of investment properties results in a significant estimate that can and does change based on a continuous process of analyzing each property and on the assumptions about uncertain inherent factors.

Master Leases. In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase. GAAP requires that upon receipt these payments are recorded as a reduction in the purchase price rather than as rental income. These master lease agreements were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. There are no assurances that upon the expiration of the master lease agreements that the valuation factors pertaining to rent and occupancy assumed will be met. Should the actual results differ from our judgment, the property valuation could be negatively affected.

Valuation of accounts and rents receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history, and financial strength of the tenant, which taken as a whole, determines the valuation.

Liquidity and Capital Resources

General.

Our principal demands for funds have been for property acquisitions, either directly or through investment interests, for the payment of operating expenses and dividends, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock ("Shares"). However, there may be a delay between the sale of the Shares and our purchase of properties, which could result in a delay in the benefits to investors, if any, of returns generated from property operations. Our Advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., an affiliate of our sponsor, engages in negotiations with sellers on our behalf. Investors should be aware, that after a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes the review of title insurance commitment, an appraisal and an environmental analysis, has been successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from the public or private offering of our debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites, and (iii) continue to pay distributions to stockholders. The aforementioned capital demands are expected to be funded mainly from proceeds of our Offerings, cash flows from operating activities, financings and other external capital resources available to us.

Our leases typically provide that the tenant bears responsibility for their proportionate share of property costs and expenses associated with the ongoing maintenance and operations including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs. Certain of our properties are subject to leases under which we retain the responsibility for certain costs and expenses associated with the property. We anticipate capital demands to meet our obligations related to property capital improvements, excluding development parcels, will be minimal for the foreseeable future and can be met with funds from our operations and working capital. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our current capital resources, including cash on hand, are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

Offerings. On February 11, 1999, we commenced an initial public offering (the "Initial Offering) on a best efforts basis of up to (i) 50,000,000 Shares to the public at a price of $10 per Share, (ii) 4,000,000 Shares to participants in our distribution reinvestment program ("DRP") at a price of $9.50 per Share, (iii) 2,000,000 soliciting dealer warrants ("Soliciting Dealer Warrants") issuable to Inland Securities Corporation, the managing dealer of the Initial Offering (the "Dealer Manager"), at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the Initial Offering, and (iv) 2,000,000 Shares issuable upon the exercise of the Soliciting Dealer Warrants issued during the Initial Offering at a price of $12.00 per Share. The Initial Offering terminated on January 31, 2001 and a total of 13,687,349 Shares were sold to the public resulting in gross proceeds of $136,454,948. As of January 31, 2001, we had repurchased 60,475 Shares for $ 547,301 pursuant to the Share Repurchase Program. In addition, the Advisor purchased 20,000 Shares for $200,000 preceding the commencement of the Initial Offering.

On February 1, 2001, we commenced an additional public offering (the "First Follow-On Offering") on a best efforts basis of up to (i) 50,000,000 additional Shares at a price of $10 per Share, (ii) 4,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 2,000,000 Soliciting Dealer Warrants, and (iv) 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The First Follow-On Offering expired on February 1, 2002, but was extended by us to a date no later than February 1, 2003. As of August 29, 2002, we had sold 50,000,000 shares from our First Follow-On Offering resulting in gross proceeds of $497,842,917, and had repurchased 182,318 Shares for $1,719,927 pursuant to the Share Repurchase Program, thereby completing the First Follow-On offering.

Concurrent with the First Follow-On Offering, we began a third offering on June 7, 2002 ("Second Follow-On Offering") on a best effort basis of up to (i) 150,000,000 additional Shares at a price of $10 per Share, (ii) 12,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 6,000,000 Soliciting Dealer Warrants, and (iv) 6,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. As of September 30, 2002, the Company has received subscriptions for a total of $25,305,640 Shares sold from the Second Follow-On Offering resulting in gross proceeds of $253,280,832 and repurchased 82,063 shares for $742,718 pursuant to the Share Repurchase Program. The Initial Offering, First Follow-On Offering and Second Follow-On Offering are collectively referred to as the "Offerings."

As of September 30, 2002 and December 31, 2001, subscriptions for a total of 89,012,989 and 35,294,860 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to our Advisor. In addition, we distributed 2,113,762 and 785,365 Shares pursuant to our DRP as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002 we repurchased 324,856 Shares and have issued Soliciting Dealer Warrants to acquire 3,560,055 Shares for a total of $2,848, none of which have been exercised. As a result of these sales and repurchases, we have received a net total of $904,852,338 of Gross Offering Proceeds as of September 30, 2002. Our Advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds from the Offerings or all organization and offering expenses (including selling commissions) which together exceed 15% of the Gross Offering Proceeds. As of September 30, 2002 and December 31, 2001, organizational and offering costs totaling $93,526,914 and $39,335,560, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and First Follow-On Offering and we anticipate that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by our Advisor.

Line of Credit. On December 20, 2001, we secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit matures on March 27, 2003 and carries interest at the rate of 1.75% over LIBOR per annum. Funds from this line of credit were used to purchase a property in December 2001. On April 3, 2002, this line of credit was paid down and no outstanding line of credit draws are maintained at September 30, 2002. This line of credit is secured by second mortgages on three properties owned by us which also have first mortgages with this bank.

Stockholder Liquidity. We provide the following programs to facilitate investment in the Shares and to provide limited liquidity to stockholders until such time as a market for the Shares develops:

The DRP allows stockholders who purchase Shares pursuant to the Offerings to automatically reinvest distributions by purchasing additional Shares from us. These purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per Share. As of September 30, 2002, we distributed 2,113,762 Shares pursuant to the DRP for an aggregate of $20,080,739.

Subject to certain restrictions, the Share Repurchase Program provides existing stockholders with limited, interim liquidity by enabling them to sell Shares back to us at the following prices:

  $9.25 per Share during the respective offering period;

  $9.25 per Share during the 12 months following the end of the respective offering period;

  $9.50 per Share during the next 12 months;

  $9.75 per Share during the next 12 months; and

Thereafter, at the greater of: (i) $10 per Share; or (ii) a price equal to 10 times our "funds available for distribution" per weighted average Share outstanding for the prior calendar year.

Shares purchased by us will not be available for resale. As of September 30, 2002, 324,856 Shares have been repurchased for an aggregate cost of $3,009,946.

Capital Resources

As of September 30, 2002, the Operating Partnership owned a portfolio of 75 properties and 6 parcels under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, and Louisiana. At September 30, 2002, the portfolio consisted of 58 shopping centers, 16 free standing single-user retail buildings and 1 office complex containing an aggregate of approximately 10,096,601 square feet of gross leasable area ("GLA") and approximately 97% of the GLA was leased.

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. For the nine month period ending September 30, 2002, our properties generated sufficient cash flow to cover our operating expenses plus pay a monthly distribution on weighted average Shares outstanding. Cash flows from operating activities are expected to increase as we add additional properties to our portfolio.

We paid-off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financings obtained. The replacement financings obtained were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our Board of Directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the Board of Directors may deem relevant.

Cash Flows from Operating Activities

Net cash flows generated from operating activities were $42,999,855 and $13,086,115 for the nine month periods ended September 30, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the nine month period ended September 30, 2002 compared to that of the prior year is due primarily to additional rental revenue and income generated from the operations of 63 properties owned at the beginning of the quarter compared to 22 properties owned at the beginning of the previous quarter coupled by the fact that 12 properties were acquired in the third quarter 2002 compared to three acquired in the third quarter 2001.

Cash Flows from Investing Activities

Cash flows used in investing activities were $450,765,807 and $142,952,596 for the nine month periods ended September 30, 2002 and 2001, respectively. The cash flows used in investing activities were primarily due to the acquisition of 36 and 13 properties for which approximately $400,000,000 and $135,000,000 cash proceeds were used to acquire the properties during the nine month periods ended September 30, 2002 and 2001.

Our investment in securities at September 30, 2002 and 2001 consists principally of equity investments in various real estate investment trusts and energy related trusts and is classified as available-for-sale securities and is recorded at fair value. We purchased investment securities for the nine month period ended September 30, 2002 in the amount of approximately $927,000 and decreasing the margin account by approximately $5,000. We purchased investment securities of approximately $4,300,000 and increased the margin account by approximately $2,200,000 for the same period in 2001.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $624,563,765, and $164,241,159 for the nine month periods ended September 30, 2002 and 2001, respectively. We generated proceeds from the sale of Shares, net of offering costs and the repurchase of Shares, of approximately $493,900,000 and $126,100,000 for the nine month periods ended September 30, 2002 and 2001, respectively. We also generated approximately $345,900,000 and $56,600,000 from the issuance of new mortgages secured by 66 and 22 of our properties for the nine month periods ended September 30, 2002 and 2001. The proceeds generated from the new mortgage financings were partially offset by debt payoffs amounting to $176,300,000 and $6,900,000 for the nine month periods ending September 30, 2002 and 2001, respectively. We also paid approximately $32,200,000 and $10,200,000 in dividends to our stockholders for the nine month periods ended September 30, 2002 and 2001. The increase of the weighted average number of common shares outstanding resulted in the increase of dividends declared. The dividend rate increased to $.83 per Share from $.81 per Share for the nine month periods ended September 30, 2002 and 2001 resulted in the increased amount of dividends declared.

Effects of Transactions with Related and Certain Other Parties

Services Provided by the Advisor and by Affiliates of the Advisor. We in conjunction with our Advisor are responsible for the oversight of services outsourced, which includes services provided by affiliates of our Advisor for our core business processes. Significant business processes provided by affiliates consist of services pertaining to asset management, raising capital through offerings and financings, professional services including due diligence of prospective investment property acquisitions, general and administrative matters, loan servicing with respect to the monthly processing of debt payments and property management and leasing activities. Costs incurred by us for services provided by affiliates consist of the following:
	Balance at	Balance at
	09/30/02	12/31/01

Organizational and offering costs (required to be paid by us)	$81,280,958	$30,981,962

	Nine month	Nine month
	Period ending	Period ending
	09/30/02	09/30/01
Advisor asset management fee	$3,293,000	$--
Property management fee	$3,233,783	$1,044,557
Affiliate general & administrative costs	$638,989	$347,481
Loan servicing	$98,046	$42,298
Loan fees capitalized pertaining to mortgage financings	$450,868	$90,813

Related Party Transactions. We formed four individual limited liability companies ("LLCs"). Each LLC purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The LLCs were formed with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of our Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority interest in each LLC; however we retained all economic burdens and benefits of ownership of the respective properties throughout the guarantee period. As consideration for IREIC's guaranty of the loans, we paid IREIC an annual fee equal to 1/8% of the outstanding loan balance, calculated monthly. We had incurred and paid $56,639 and no guaranty fees for the nine month periods ended September 30, 2002 and 2001, respectively. The Consolidated Financial Statements include the accounts of the joint venture LLCs with IREIC and no provisions for their minority interests have been reflected. In June 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

Results of Operations

General

The following discussion is based primarily on our Consolidated Financial Statements at September 30, 2002 and December 31, 2001 and for the nine month periods ending September 30, 2002 and 2001. The schedule excludes the following development projects: Shoppes of Golden Acres, Eckerd Drug Store-Concord, Eckerd Drug Store-Tega Cay, Eckerd Drug Store-Perry Creek, Eckerd Drug Store-Woodruff, Hillsboro Square-Publix, Citrus Hills-Blockbuster and Steeplechase Plaza-Blockbuster.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price

March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	9	1,239,771	136,394,927
June 30, 2002	15	1,783,398	177,023,351
September 30, 2002	12	1,231,910	159,865,564

Total	75	10,096,601	$ 1,067,422,843
	=========	=========	=========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $60,548,512 for the nine month period ending September 30, 2002 from $18,891,639 for the nine month period ending September 30, 2001. This $41,656,873 increase is due primarily to 75 properties owned and operated throughout the nine month period ending September 30, 2002 compared to 25 properties for the nine month period ending September 30, 2001.

Additional Rental Income. Additional rental income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased to $12,885,691 for the nine month period ending September 30, 2002 from $4,234,209 for the nine month period ending September 30, 2001. This $8,651,482 increase is due primarily to 75 properties owned and operated throughout the nine month period ending September 30, 2002 compared to 25 properties for the nine month period ending September 30, 2001.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by us. Interest and dividend income increased to $1,972,215 for the nine month periods ending September 30, 2002 from $1,506,613 for the nine month period ending September 30, 2001. This $465,602 increase is due primarily to increases in income and dividends from investment in securities, as well as interest earned on a mortgage receivable funded in August 2002 of approximately $44 million. This increase was offset by decreases in the interest rates of the short term instruments that we invest in, as well as interest earned on a $1.1 million second mortgage receivable outstanding throughout 2001, which was repaid in January 2002.

Other Income. Other income increased to $390,273 for the nine month period ending September 30, 2002 from $171,024 for the nine month period ending September 30, 2001. This $219,249 increase is due to the increase in income from our investment in a joint venture and gains or losses on sales of investment securities.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $473,553 for the nine month period ending September 30, 2002 from $261,207 for the nine month periods ending September 30, 2001. This $212,346 increase results from additional professional services required as we raise capital, acquire properties and grow our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $ 638,989 for the nine month periods ending September 30, 2002 from $347,481 for the nine month periods ending September 30, 2001. This $291,508 increase results from the additional work required as we raise capital, acquire properties and grow our portfolio of investment properties.. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $3,331,829 for the nine month periods ending September 30, 2002 from $1,086,855 for the nine month periods ending September 30, 2001. This $2,244,974 increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the nine month periods ended September 30, 2002 as compared to September 30, 2001.

Property Operating Expenses to Non-Affiliates. Property operating expenses consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $13,872,180 for the nine month periods ending September 30, 2002 from $4,846,385 for the nine month periods ending September 30, 2001. This $9,025,795 increase is primarily due to 75 properties owned and operated throughout the nine month periods ending September 30, 2002 as compared to 25 properties for the nine month periods ending September 30, 2001.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $15,744,256 from $6,937,005 for the nine month periods ending September 30, 2002 and 2001, respectively. This $8,807,251 increase is due to the financing of additional properties owned and operated during the nine month period ending September 30, 2002 as compared to the nine month periods ending September 30, 2001. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $18,001,845 from $5,690,027 for the nine month periods ending September 30, 2002 and 2001, respectively. This $12,311,818 increase is due to 75 properties owned and operated throughout the nine month period ending September 30, 2002 as compared to 25 properties for the nine month period ending September 30, 2001.

Additional Information

In certain instances, we purchased properties with environmental concerns for which no indemnity was provided by the seller. Substances found on the properties are considered contaminants under Federal environmental law. In each instance, we either have environmental insurance, the potential availability of state cleanup funds or other means of coverage; therefore, we believe the potential environmental risks are managed appropriately and no reserves have been recorded.

Tenants in several of our properties have announced that they have filed for bankruptcy or commenced financial restructuring. Under bankruptcy laws, tenants have the right to accept or reject their leases with us. If a tenant rejects their lease, the tenant will no longer be required to pay rent on the property. If a tenant accepts their lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or accept their lease at the beginning of the bankruptcy process, there is no assurance that the leases will not be rejected in the future. In addition certain tenants may undergo restructuring and may close some unprofitable stores. Once a space is vacated by a bankrupt tenant, our policy is to actively attempt to re-lease the available space. Given this policy, and based on our experience, we believe that our reserves established for the loss of the rent receivables are adequate to cover this potential loss.

The table below includes tenants that are currently in bankruptcy proceedings or are currently undergoing financial restructurings, and whose space has not been released.
Property Name	Tenant Name	Bankruptcy	Square Foot	Annual Base Rent	Gross Receivable 09/30/02	Reserve Balance *	Occupancy Status

Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	$ --	$ --	Occupied (1)

Lake Walden Square	Parrots Plus	Bankruptcy	2,800	30,800	29,554	29,554	Vacant

Lake Walden Square	FPA Medical Management	Bankruptcy	5,016	73,041	5,532	--	Occupied (1)

Casselberry Commons	Shoe World	Bankruptcy	4,000	28,000	4,535	4,535	Vacant

Gateway Market Center	Waccamaw's HomePlace	Bankruptcy (2)	35,000	344,919	48,867	48,867	Vacant

Kmart	Kmart	Bankruptcy	102,098	907,349	--	--	Occupied (1)

Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	140,882	140,882	Occupied (1)

Skyview Plaza	Edison Bros.	Bankruptcy	3,533	61,533	--	--	Occupied (1)

Creekwood Crossing	Kmart	Bankruptcy	103,015	875,628	52,011	29,158	Occupied (1)

Creekwood Crossing	Men's Quarterly Barber Lounge	Bankruptcy	1,400	25,200	255	--	Occupied (1)

Southlake Pavilion	Roadhouse Grill	Bankruptcy	8,000	85,000	10,326	5,157	Occupied (1)

Universal Plaza	Moes Gourmet Bagel	Bankruptcy	2,146	50,913	31,398	31,398	Occupied (1)

Bridgewater Marketplace	Skateboards Plus, Inc.	Bankruptcy	900	12,750	986	986	Vacant

Property Name	Tenant Name	Bankruptcy	Square Foot	Annual Base Rent	Gross Receivable 09/30/02	Reserve Balance *	Occupancy Status

Conway Plaza	Greeting Card	Bankruptcy	1,500	17,379	$ 14,391	$ 14,391	Vacant

Columbia Promenade	Hung's Dry Cleaners	Bankruptcy	1,400	23,800	36,625	36,625	Vacant

Sand Lake Corners	Nature's Health Food Store	Bankruptcy	2,800	44,800	92,207	92,207	Vacant

Sarasota Pavilion	Neon Leon For Hair	Bankruptcy	2,000	44,000	36,937	36,937	Vacant

* The amount shown represents the amount of reserves we recorded against the receivables at September 30, 2002.

(1)  The tenant has been paying rent on a consistent basis.

(2)  The tenant has rejected the remainder of their lease.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO", which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of properties plus depreciation on real property and amortization of leasing fees and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. "Funds Available for Distribution" or "FAD", means excluding from FFO normalized recurring real estate related expenditures and other non-cash items. FFO and funds available for distribution are calculated as follows:

	Nine months ended September 30,
	2002	2001

Net income	$ 18,694,359	$ 5,176,214
Depreciation	18,001,845	5,690,027
Amortization of Leasing Fees	49,400	18,434
Funds from operations (1)	36,745,604	10,884,675

Principal amortization of debt	(207,266)	(190,972)
Straight-line rent income (2)	(1,390,050)	(489,564)
Interest costs capitalized on development projects	(283,421)	(74,311)
Income received under master lease agreements
and principal escrow (4)	940,866	467,446
Acquisition cost expenses (3)	216,911	116,208
Amortization of loan fees	1,085,072	195,360

Funds available for distribution	$ 37,107,716	$ 10,908,842
	===========	===========

(1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

(2) Certain tenant leases contain provisions providing for stepped rent increases. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.

(3) Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs were estimated to be up to .5% of the Gross Offering Proceeds and were paid from the proceeds of the Offerings.

(4) As part of certain purchases, we receive payments under master lease agreements pertaining to some of the spaces which were not producing rent at the time of the purchase for periods ranging from one to three years after the date the purchase or until the spaces are leased. GAAP requires that upon receipt these payments are to be recorded as a reduction in the purchase price of the properties rather than as rental income.

The following table lists the approximate physical occupancy levels for our investment properties as of September 30, 2002, December 31, 2001, 2000 and 1999. N/A indicates the property was not owned by us at the end of the period.

	September 30,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Aberdeen Square, Boynton Beach, FL	100*	96*	N/A	N/A
Abernathy Square, Atlanta, GA	92	92	N/A	N/A
Acworth Avenue Retail Shopping Center, Acworth, GA	62	N/A	N/A	N/A
Anderson Central, Anderson, SC	99	100	N/A	N/A
Bartow Marketplace, Cartersville, GA	100	99	100	100
Bass Pro Outdoor World, Dania Beach, FL	100	N/A	N/A	N/A
Boynton Commons, Boynton Beach, FL	100*	100*	96*	95*
Brandon Boulevard Shoppes, Brandon, FL	93*	93*	N/A	N/A
Bridgewater Marketplace, Orlando, FL	96*	97*	98*	92*
Casselberry Commons, Casselberry, FL	93*	92*	95*	97*
Chesterfield Crossings, Richmond, VA	100	N/A	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	100	N/A	N/A
Circuit City - Cary, Cary, NC	100	N/A	N/A	N/A
Circuit City Plaza, Orlando, FL	100	N/A	N/A	N/A
Circuit City - Rome, Rome, GA	100	N/A	N/A	N/A
Circuit City - Vero Beach, Vero Beach, FL	100	N/A	N/A	N/A
Citrus Hills, Citrus Hills, FL	91*	100*	N/A	N/A
Columbia Promenade, Kissimmee, FL	89*	98*	N/A	N/A
Conway Plaza, Orlando, FL	99*	100*	97*	N/A
Countryside, Naples, FL	82	85	97	98
Cox Creek, Florence, AL	100	N/A	N/A	N/A
Creekwood Crossing, Bradenton, FL	100	96	N/A	N/A
Crystal Springs Shopping Center, Crystal River, FL	100	N/A	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100	100*	N/A	N/A
Eckerd Drug Store - Blackstock, Spartanburg, SC	100	N/A	N/A	N/A
Eckerd Drug Store - Greenville, Greenville, SC	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg, Spartanburg, SC	100	100	N/A	N/A
Eisenhower Crossing I & II, Macon, GA	94*	91*	N/A	N/A
Fayetteville Pavilion, Fayetteville, NC	100	100*	N/A	N/A
Forest Hills Centre, Wilson, NC	97	N/A	N/A	N/A
Forestdale Plaza, Jamestown, NC	82*	N/A	N/A	N/A
Gateway Market Center, St. Petersburg, FL	82	83	98	N/A
Hairston Crossing, Decatur, GA	100*	N/A	N/A	N/A
Hampton Point, Taylors, NC	100	N/A	N/A	N/A
Hillsboro Square, Deerfield Beach, FL	97*	N/A	N/A	N/A
Jo-Ann Fabrics, Alpharetta, GA	100	100	N/A	N/A
Just For Feet - Augusta, Augusta, GA	100	N/A	N/A	N/A
Just For Feet - Covington, Covington, LA	100	N/A	N/A	N/A
Just For Feet - Daytona, Daytona Beach, FL	100	100	N/A	N/A
Kmart, Macon, GA	100	100	N/A	N/A

	September 30,	December
	2002	2001	2000	1999
Properties:	(%)	(%)	(%)	(%)

Lake Olympia Square, Ocoee, FL	95	93	95	100
Lake Walden Square, Plant City, FL	91	95	95	94
Loggerhead Junction, Sarasota, FL	76	N/A	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	100	N/A	N/A
McFarland Plaza, Tuscaloosa, AL	94	N/A	N/A	N/A
Melbourne Shopping Center, Melbourne, FL	97	N/A	N/A	N/A
Merchants Square, Zephyrhills, FL	100	100	100	100
Newnan Pavilion, Newnan, GA	96	N/A	N/A	N/A
Northpoint Shopping Center, Spartanburg, NC	86*	N/A	N/A	N/A
Oleander Shopping Center, Wilmington, NC	100	N/A	N/A	N/A
PETsMART - Chattanoga, Chattanooga, TN	100	100	N/A	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	100	N/A	N/A
PETsMART - Fredericksburg, Fredericksburg, VA	100	100	N/A	N/A
Pleasant Hill, Duluth, GA	94*	97*	94*	N/A
Riverstone Plaza, Canton, GA	97*	N/A	N/A	N/A
Sand Lake Corners, Orlando, FL	99*	97*	N/A	N/A
Sarasota Pavilion, Sarasota, FL	99	N/A	N/A	N/A
Sexton Commons, Fuquay Varina, NC	82*	N/A	N/A	N/A
Sharon Greens Shopping Center, Atlanta, GA	79*	N/A	N/A	N/A
Shoppes at Lake Mary, Lake Mary, FL	100	N/A	N/A	N/A
Skyview Plaza, Orlando, FL	100	100	N/A	N/A
Southlake Pavilion, Morrow, GA	100	100*	N/A	N/A
Steeplechase Plaza, Ocala, FL	95	100*	N/A	N/A
Stonebridge Square, Roswell, GA	99	N/A	N/A	N/A
Sycamore Commons, Matthews, NC	85*	N/A	N/A	N/A
Target Center, Columbia, SC	100	N/A	N/A	N/A
Town Center Commons, Kennesaw, GA	93*	93	93	100
Turkey Creek Phase I, Knoxville, TN	100*	N/A	N/A	N/A
Universal Plaza, Lauderhill, FL	100*	N/A	N/A	N/A
Venture Pointe, Duluth, GA	100	100*	N/A	N/A
Wakefield Crossing, Raleigh, NC	83*	N/A	N/A	N/A
Walk at Highwoods Preserve, Tampa, FL	92*	N/A	N/A	N/A
Ward's Crossing, Lynchburg, VA	92*	N/A	N/A	N/A
West Oaks, Ocoee, FL	96*	100*	N/A	N/A
Woodstock Square, Atlanta, GA	100*	99*	N/A	N/A

* As part of the purchase of these properties, during the respective period, we may be entitled to receive payments in accordance with the master lease agreements for space which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for periods ranging from one to three years from the purchase date or until the spaces are leased. The percentages in the above table do not include non-revenue producing space covered by the master lease agreements. These master lease agreements combined with the physical occupancy results in an economic occupancy range from 79% to 100% at September 30, 2002.

Subsequent Events

We paid distributions of $5,894,159 and $6,776,227 to our stockholders in October and November 2002, respectively.

We issued 11,205,373 Shares of Common Stock from September 30, 2002 through November 4, 2002, resulting in a total of 102,007,268 Shares of Common Stock outstanding.

As of November 4, 2002, subscriptions for a total of 99,982,831 Shares were received resulting in total gross offering proceeds of $999,394,402 and an additional 2,380,319 Shares were issued pursuant to the DRP for $22,613,030 of additional gross proceeds. We have repurchased 355,882 Shares through our Share Repurchase Program for $3,300,739.

On November 1, 2002, we acquired an existing shopping center known as Lakewood Ranch from an unaffiliated third party for approximately $10,152,000. As part of the purchase of this property, we assumed the modified existing debt with a remaining balance of approximately $4,400,000. The loan requires monthly interest payments based on an annual rate of 1.85% over LIBOR and matures in 2009. Lakewood Ranch is located in Brandon, Florida and consists of 69,472 gross leasable square feet. The center is anchored by a Publix grocery store.

On November 1, 2002, we entered into a $50,000,000 line of credit. The line of credit maintains a variable interest rate of 1.85% over LIBOR on the outstanding balance. To date, we have not drawn on the line of credit.

On November 1, 2002, we acquired an existing shopping center known as Duvall Village from an unaffiliated third party for approximately $13,026,000. We purchased the property with our own funds and by assuming a mortgage of approximately $9,488,000 which bears interest at the rate of 7.04% and matures in 2018. Duvall Village is located in Bowie, Maryland and consists of 82,521 gross leasable square feet. The center is anchored by a Superfresh A&P grocery store.

On November 1, 2002, we acquired an existing shopping center known as Harundale Plaza from an unaffiliated third party for approximately $24,724,000. We purchased the property with our own funds and intend to finance the property at a later date. Harundale Plaza is located in Glen Burnie, Maryland and consists of 220,629 gross leasable square feet. The center is anchored by a Superfresh A&P grocery store.

On October 31, 2002, we funded a $53,000,000 first mortgage loan receivable secured by 19 Eckerd Stores located in New York, Pennsylvania and West Virginia. The $53,000,000 loan bears interest at the rate of 5.6% which requires monthly payments of interest only. The mortgage loan receivable matures on January 15, 2003.

On October 31, 2002, we acquired an existing shopping center known as Gateway Plaza Shopping Center from an unaffiliated third party for approximately $11,836,000. We purchased the property with our own funds and intend to finance the property at a later date. Gateway Plaza Shopping Center is located in Jacksonville, North Carolina and consists of 101,682 gross leasable square feet. The center is anchored Bed, Bath & Beyond, Ross stores, and a Petsmart.

On October 25, 2002, we acquired a newly constructed shopping center known as North Aiken Bi-Lo Center from an unaffiliated third party for approximately $5,800,000. We purchased the property with our own funds and intend to finance the property at a later date. North Aiken Bi-Lo Center is located in Aiken, South Carolina and consists of 59,263 gross leasable square feet. The center is anchored by Bi-Lo grocery store and Dollar General.

On October 21, 2002, we acquired an existing shopping center known as Golden Gate from an unaffiliated third party for approximately $10,680,000. We purchased the property with our own funds and intend to finance the property at a later date. Golden Gate is located in Greensboro North Carolina and consists of 153,113 gross leasable square feet. The center is anchored by Harris Teeter, Food Lion and Staples.

On October 18, 2002, we acquired a land parcel consisting of approximately 14 acres in Tallahassee, Florida from an unaffiliated third party for approximately $1,187,000. We intend to fund the development of a 62,771 square foot shopping center to be known as Southwood Plantation. The total acquisition cost after development is expected to be approximately $7,633,000.

On our behalf, an affiliate of our Advisor is currently exploring the purchase of additional shopping centers from unaffiliated third parties.

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

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases with new tenants and lease renewals with current tenants, subject to market conditions. Our rental income and operating expenses for those properties owned or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, because rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation affects interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of September 30, 2002, we owned 15 single user triple-net leased properties.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements that reflect management's expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "expects," "estimates," "could" or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things:

  limitations on the geographical area in which we may acquire properties;
  risks associated with borrowings secured by our properties;
  competition for tenants and customers;
  federal, state or local regulations;
  adverse changes in general economic or local conditions;
  competition for property acquisitions with third parties that have greater financial resources than us;

  inability of lessees to meet financial obligations;
  uninsured losses;
  risks of failure to qualify as a REIT;
  potential conflicts of interest between us and our affiliates including our Advisor; and
  weakening economic conditions.

For further information about these and other risks, uncertainties and factors, please review the disclosure under "Risk Factors" in our Prospectus dated June 7, 2002 and amendments and supplements thereto.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity, fund capital expenditures, and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2002	2003	2004	2005	2006	Thereafter

Maturing debt:
Fixed rate debt	$72,003	$11,302,688	$327,618	$27,899,634	$40,536,846	$236,510,405
Variable rate debt	--	18,681,521	--	5,000,000	29,337,500	199,581,909

Average interest rate on debt:
Fixed rate debt	7.97%	7.64%	7.97%	7.58%	7.00%	6.11%
Variable rate debt	N/A	3.84%	N/A	3.47%	3.45%	3.38%

Approximately $252,600,930 or 44% of our mortgages payable at September 30, 2002, have variable interest rates averaging 3.42%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

We paid-off all of the debt that matured during 2002. The maturing debt was repaid primarily by obtaining replacement financings. These replacement financings were for amounts which differed from the loans retired, either producing or requiring cash on a property by property basis.

Item 4. Internal Controls

We have established a Disclosure Committee, which is made up of the President/Chief Operating Officer/Treasurer/Chief Financial Officer, the Vice-President-Controller and the Vice-President Controller of the Advisor.  The Disclosure Committee conducted an evaluation of the effectiveness of the Company's disclosure contents and procedures pursuant to the Securities Exchange Act Rule 13A-14 within 90 days of filing this report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the Disclosure Committee's evaluation and their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. As of the date of this report, there have been no known significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

We registered pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391) the offering on a best efforts basis of 50,000,000 Shares at $10.00 per Share, subject to discounts in certain cases; up to 4,000,000 Shares at $9.50 per Share pursuant to our DRP; 2,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share. The Initial Offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 we began a First Follow-On Offering (SEC File Number 333-64391) with substantially similar conditions as the Initial Offering. As of August 29, 2002, we sold 50,000,000 shares from the First Follow-On Offering, thereby completing the second offering. On June 7, 2002, concurrent with the First Follow-On offering, we began a Second Follow-on Offering (SEC File Number 333-85666) on a best effort basis of 150,000,000 shares of common stock at $10.00 per Share and up to 12,000,000 Shares at $9.50 per Share pursuant to our DRP; 6,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrants; and 6,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per Share.

As of January 31, 2001, we have sold the following securities for the following aggregate offering prices:
*	13,687,349	Shares on a best efforts basis for $136,454,948;
*	281,825	Shares pursuant to the DRP for $2,677,338
*	546,972	Soliciting Dealer Warrants for $438 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants,

and repurchased the following securities for the following amount:

*	(60,475)	Shares repurchased pursuant to the Share Repurchase Program for $547,301, for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds as of January 31, 2001.

As of August 29, 2002, we have sold the following securities in the First Follow-On Offering for the following aggregate offering prices:
*	50,000,000	Shares on a best efforts basis for $497,842,917;
*	1,208,580	Shares pursuant to the DRP for $11,481,514
*	1,999,786	Soliciting Dealer Warrants for $1,600 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants, and repurchased the following securities for the following amount:
*	(182,318)

Shares repurchased pursuant to the Share Repurchase Program for $1,719,927 for a net total of 51,026,262 Shares for $507,604,504 of gross offering proceeds from the First Follow-On Offering as of August 29, 2002.

As of September 30, 2002, we have sold the following securities in the Second Follow-on Offering for the following aggregate offering prices:
*	25,305,640	Shares on a best efforts basis for $253,280,832;
*	623,357	Shares pursuant to the DRP for $5,921,887
*	1,013,297	Soliciting Dealer Warrants for $810 and
*	0	Shares pursuant to the exercise of Soliciting Dealer Warrants, and repurchased the following securities for the following amount:
*	(82,063)

Shares repurchased pursuant to the Share Repurchase Program for $742,718 for a net total of 25,846,934 Shares for $258,460,001 of gross offering proceeds from the Second Follow-On Offering as of September 30, 2002

The net totals of shares and gross offering proceeds from all Offerings as of September 30, 2002 are 90,781,895 Shares for $904,649,490. The above-stated number of Shares sold and the Gross Offering Proceeds received from such sales do not include the 20,000 Shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of September 30, 2002, 3,560,055 Soliciting Dealer Warrants have been issued; and the $2,848 of gross proceeds received for their issuance is not included in the above $904,649,490 of gross offering proceeds.

Options to purchase an aggregate of 13,500 Shares at an exercise price of $9.05 per Share have been granted to the Independent Directors pursuant to the Independent Director Stock Option Plan. Each director was initially granted options to purchase 3,000 Shares and subsequently received 500 addition options at each of the three annual meetings. Such options were granted without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemption from registration in section 4(2) of the Act as transactions not involving any public offering. None of such options have been exercised. Therefore, no Shares have been issued in connection with such options.

From February 11, 1999, the effective date of the Initial Offering through January 31, 2001 (the "Initial Offering Cumulative Period,") the following expenses have been incurred for our account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	920,319	A
Other expenses paid to non-affiliates	5,038,426	A
Total expenses	$17,546,769

Expenses in connection with the issuance and distribution of the Initial Offering totaled $17,546,769, all of which has been paid at January 31, 2001. The net offering proceeds to us for the Initial Offering Cumulative Period, after deducting the total expenses paid as described above, are $121,038,216.

From February 1, 2001, the effective date of the First Follow-On Offering through August 29, 2002 (the "First Follow-On Offering Cumulative Period,"), the following expenses have been incurred for our account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 43,745,069	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	804,490	A
Other expenses paid to non-affiliates	5,312,519	A
Total expenses	$ 49,862,078

The net offering proceeds to us for the First Follow-On Offering Cumulative Period, after deducting the total expenses paid described in the above table, are $457,742,426.

From June 7, 2002, the effective date of the Second Follow-On Offering through September 30, 2002 (the "Second Follow-On Offering Cumulative Period,"), the following expenses have been incurred for our account in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 24,038,987	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	184,069	A
Other expenses paid to non-affiliates	1,895,011	A
Total expenses	$ 26,118,067

The net offering proceeds to us for the Second Follow-On Offering period, after deducting the total expenses paid described in the above table are $93,526,914. The net offering proceeds to us for all Offerings, after deducting the total expenses paid described in the above table, are $232,341,934.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to Soliciting Dealers.

Cumulatively, we used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 5,269,578	A
Purchase of real estate	305,728,015	A
Acquisition of other businesses	--	A
Repayment of indebtedness	206,177,980	A
Working capital (currently)	8,875,787	E
Temporary investments (currently)	290,543,642	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, we temporarily invested net offering proceeds in short-term interest bearing accounts.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: November 14, 2002

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: November 14, 2002

Section 302

certification

I, Robert D. Parks, certify that:

  have reviewed this quarterly report on Form 10-Q of Inland Retail Real Estate Trust, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

  /S/ Robert D. Parks

  Robert D. Parks

  Chief Executive Officer

  Section 302

  certification

  I, Barry L. Lazarus, certify that:

    have reviewed this quarterly report on Form 10-Q of Inland Retail Real Estate Trust, Inc.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

  /S/ Barry L. Lazarus

  Barry L. Lazarus

  Chief Financial Officer