Form 10-K
period 2002-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2003-03-31
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2002

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
Title of class:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,506,943,891 (based on the price for which each share was sold).

As of March 18, 2003, there were 150,944,516 shares of common stock outstanding.

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

           X   Yes          __ No

INLAND RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We have initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. The Advisor has been retained to manage, for a fee, the Company's day-to-day affairs, subject to the supervision of the Company's Board of Directors.

On February 11, 1999, the Company commenced an Initial Public Offering (the "Initial Offering") on a best efforts basis of up to (i) 50,000,000 shares of common stock ("Shares") to the public at a price of $10.00 per Share, (ii) 4,000,000 Shares to participants in the distribution reinvestment program ("DRP") at a price of $9.50 per Share, (iii) 2,000,000 soliciting dealer warrants ("Soliciting Dealer Warrants") issuable to Inland Securities Corporation, the managing dealer of the Initial Offering (the "Dealer Manager"), at the rate of one Soliciting Dealer Warrant (for a price of $.0008 per Warrant) for each 25 Shares sold during the Initial Offering, and (iv) 2,000,000 Shares issuable upon the exercise of the Soliciting Dealer Warrants issued during the Initial Offering at a price of $12.00 per Share. The Initial Offering terminated on January 31, 2001 and a total of 13,687,349 Shares were sold to the public resulting in gross proceeds of $136,454,948. As of January 31, 2001, the Company had repurchased 60,475 Shares for $547,301 pursuant to the Share Repurchase Program. In addition, the Advisor purchased 20,000 Shares for $200,000 preceding the commencement of the Initial Offering.

On February 1, 2001, the Company commenced a Follow-On Public Offering (the "First Follow-On Offering") on a best efforts basis of up to (i) 50,000,000 additional Shares at a price of $10.00 per Share, (ii) 4,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 2,000,000 Soliciting Dealer Warrants, and (iv) 2,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as in the Initial Offering. The First Follow-On Offering expired on February 1, 2002, but was extended to a date no later than February 1, 2003. As of August 29, 2002, the Company had sold 50,000,000 Shares from the First Follow-On Offering resulting in gross proceeds of $497,842,917, and repurchased 182,318 Shares for $1,719,927 pursuant to the Share Repurchase Program, thereby completing the First Follow-On Offering.

On June 7, 2002, concurrent with the First Follow-On Offering, a Second Follow-On Public Offering (the "Second Follow-On Offering") commenced on a best efforts basis of up to (i) 150,000,000 additional Shares at a price of $10.00 per Share, (ii) 12,000,000 additional Shares pursuant to the DRP at a price of $9.50 per Share, (iii) 6,000,000 soliciting dealer warrants, and (iv) 6,000,000 Shares issuable upon exercise of the Soliciting Dealer Warrants, all on substantially the same terms as the initial offering. As of December 31, 2002, the Company had sold 56,005,766 Shares from the Second Follow-On Offering resulting in gross proceeds of $558,368,022 and repurchased 182,356 Shares for $1,681,265 pursuant to the Share Repurchase Program. Collectively the Initial Offering, First Follow-On Offering and Second Follow-On Offering are referred to as the Offerings.

As of December 31, 2002 and 2001, subscriptions for a total of 119,713,115 and 35,294,860 Shares, respectively, had been received from the public, which include the 20,000 Shares issued to the Advisor. In addition, the Company distributed 3,025,137 and 785,365 Shares pursuant to the DRP as of December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company repurchased 425,149 Shares and issued Soliciting Dealer Warrants to acquire 4,788,968 Shares. As a result of such sales and repurchases, the Company received a net total of $1,188,917,394 of Gross Offering Proceeds as of December 31, 2002. The Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the Gross Offering Proceeds from the Offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the Gross Offering Proceeds. As of December 31, 2002 and 2001, organizational and offering costs totaling $125,224,459 and $39,335,560, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and First Follow-On Offering and the Company anticipates that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by the Advisor.

As of December 31, 2002, 4,788,968 Soliciting Dealer Warrants were sold to the Dealer Manager for a total of $3,831 and none of the Soliciting Dealer Warrants had been exercised for Shares.

Description of Business

We are the general partner of Inland Retail Real Estate Limited Partnership, an Illinois limited partnership (the "Operating Partnership"), organized for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties on behalf of the Company.

As of December 31, 2002, the Operating Partnership owned a portfolio of 106 properties and 6 parcels under development. The properties are located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, and Texas. At December 31, 2002, the portfolio consisted of 84 shopping centers, 21 free-standing single-user retail buildings, and 1 office complex containing an aggregate of approximately 13,550,700 square feet of gross leasable area ("GLA"), of which approximately 97% of GLA was leased.

Our headquarters are located at 2901 Butterfield Road, Oak Brook, Illinois 60523 and our telephone number is (630) 218-8000.

Acquisition Strategies

We, through entities owned or controlled directly or indirectly by us (usually through the formation of Limited Liability Company Agreements, "LLCs," for which separate financial records are maintained), acquire and manage real estate primarily (i) improved for use as retail establishments, principally multi-tenant shopping centers, with GLA ranging from 10,000 to 300,000 square feet, but also including single-user retail facilities; or (ii) improved with other commercial facilities which provide goods or services. Each property acquired, considered, or proposed to be acquired by the Company, directly or indirectly, is referred to as a "Property," and all of such properties are collectively referred to as the "Properties."

The Properties are located mainly in the states east of the Mississippi River; the Company's "Primary Geographical Area of Investment." The Company initially focused in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. Among other real estate, the Company may also acquire, through entities owned or controlled directly or indirectly by the Company, single-user commercial properties located anywhere throughout the United States, if they are leased on a basis pursuant to which a creditworthy tenant is responsible for the base rent and all costs and expenses in connection, with and related to, property taxes, insurance, and repairs and maintenance applicable to the leased space (a "Triple-Net Lease Basis"). Such real estate includes properties acquired in sale and leaseback transactions ("Triple-Net Single User Retail Properties Outside the Primary Geographical Area of Investment"). The Properties in the Primary Geographical Area of Investment and the Triple-Net Single-User Retail Properties Outside the Primary Geographical Area of Investment are collectively referred to as the Company's "Primary Property Investments."

Key elements of the Company's acquisition strategy include:

  Selectively acquiring diversified and well-located properties of the type described as the Company's Primary Property Investments.

  Acquiring properties, in most cases, on an all-cash basis to provide the Company with a competitive advantage over potential purchasers who must secure financing. The Company may, however, acquire Properties subject to existing indebtedness if it believes this is in its best interest. The Company intends to obtain mortgage financing concurrently or subsequent to the purchase.

  Diversifying geographically within the Primary Geographical Area of Investment by acquiring Properties primarily located in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

  Use the Company's UPREIT structure to acquire Properties for cash, Shares, limited partnership interests ("LP Common Units") of the Operating Partnership, preferred limited partnership interests of the Operating Partnership ("LP Preferred Units") (LP Common Units and LP Preferred Units are collectively referred to as "LP Units"), equity interests ("Interests") in a Property Partnership (as defined below), or a combination thereof. Use of this structure defers some or all of a seller's potential taxable gain, and enhances the ability of the Company to consummate transactions and to structure more competitive acquisitions than competitors that may lack the Company's ability to acquire Properties for cash, Shares, LP Units, Interests, or a combination thereof. A "Property Partnership" (collectively the "Property Partnerships") may be an entity, such as a limited liability company, a general or limited partnership, or a trust, that owns one or more of the Properties, and which will be owned or controlled directly or indirectly by the Operating Partnership.

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

  In general, limiting mortgage indebtedness to an aggregate amount not to exceed 55% of the combined fair market value of all of its Properties, however the Company's articles of incorporation provides for borrowings not to exceed 300% of the Company's net assets (which is generally defined as the Company's total assets, other than intangibles, at cost, before deducting depreciation and other non-cash reserves, less total liabilities, calculated at least quarterly). The proceeds from any such financings will be used primarily to allow the Company to acquire additional Properties (See "Financing Strategy"). The anticipated amount of leverage will be achieved over time; however, the aggregate financing on the Properties will initially exceed 55% of their combined fair market value. There can be no assurance that these objectives will be met.

Investment Objectives

The Company's investment objectives are: (i) to make regular distributions to its stockholders; (ii) to provide a hedge against inflation by entering into leases which contain clauses for scheduled rent escalations or participation in the growth of tenant sales, permitting the Company to increase distributions and realize capital appreciation; and (iii) to preserve stockholders' capital. It is the Company's policy to acquire Properties primarily for income, as distinguished from primarily for possible capital gain. There can be no assurance that these objectives will be met.

Financing Strategy

Generally, the Company intends to acquire Properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each Property in cash or for Shares, LP Units, Interests, or a combination of the foregoing. However, if it is determined to be in the best interest of the Company, the Company will, in certain instances, incur indebtedness to acquire Properties. With respect to Properties purchased on an all-cash basis (or for Shares, LP Units, Interests, or a combination thereof), the Company may later incur mortgage indebtedness by obtaining loans secured by selected Properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional Properties. The Company may also incur indebtedness to finance improvements to its Properties. The Company anticipates that, in general, aggregate financings secured by all of the Company's Properties will not exceed 55% of their combined fair market value. The Company's Articles of Incorporation provide that the aggregate amount of borrowing, in relation to the Company's Net Assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of Net Assets. Any excess in borrowing over 300% of Net Assets shall (i) be approved by a majority of the Company's Independent Directors, (ii) be disclosed to stockholders in the Company's next quarterly report to stockholders, along with justification for such excess, and (iii) be subject to approval of the stockholders. There can be no assurances that these objectives will be met.

Developments During the 2002 Fiscal Year

During 2002, the Company invested approximately $897,957,000 for the acquisition of 55 shopping centers and 12 single- user retailer facilities purchased containing a total GLA of approximately 7,709,000 square feet. See Item 2 for a more detailed description of these Properties.

Tax Status

The Company is qualified and has elected to be taxed as a real estate investment trust or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and Property and to Federal income and excise taxes on its undistributed income.

Competition

In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals, and other domestic real estate companies, many of which have greater financial and other resources than the Company. With respect to Properties presently owned or to be owned by the Company, the Company competes with other owners of like properties for tenants. There can be no assurance that the Company will be able to successfully compete with such entities in its development, acquisition, and leasing activities in the future.

Business Risks

The Company's Primary Property Investments are located in the southeastern states. During 2002, as throughout the nation, the southeastern market experienced the economic slowdown. The local southeastern economies have been further impacted by the continued slowdown in airline travel and tourism. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our Properties, to a large extent, consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. The Company's operations could be negatively impacted to the extent that an economic downturn is prolonged or becomes more severe. The Kmart bankruptcy may negatively impact three of the four Kmart leased properties. The lease terms pertaining to the three Kmart stores anticipated to close represent approximately 1.8% of GLA and approximately 1% of rental income as of March 18, 2003. The Company believes that the diversification of creditworthy tenants provides additional mitigation of risks. As of March 18, 2003, the largest tenant in the portfolio, Publix, comprises approximately 8% of the GLA and approximately 5.6% of rental income.

Revenue from the properties depends on the amount of the tenants' retail revenue, making the Company vulnerable to general economic downturns and other conditions affecting the retail industry. Some of the leases provide for base rent plus contractual base rent increases. A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates. As of December 31, 2002, 15 of the over 1,300 tenant leases paid percentage rent totaling an aggregate of approximately $153,000, or less than 1% of the rental income for the year ended December 31, 2002. Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of the revenue which the Company derives from percentage rent leases could decline upon a general economic downturn. Currently, there has been no appreciable change in the amount of percentage rental income received in the past year.

All real property investments are subject to some degree of risk. The Company is subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is Publix Supermarkets, which has 24 leases which represent approximately 1,055,000 square feet, or approximately 8% of the total gross leasable area owned by the Company as of March 18, 2003. The annualized base rental income of these Publix leases are approximately $9,374,000, or approximately 5.6% of the total annualized base rental income, based on the Company's portfolio of Properties as of March 18, 2003.

The loss of an anchor tenant or a major tenant of the Company or their inability to pay rent could have an adverse effect on the Company's business. See the Additional Information section on pages 43 and 44.

The Company's 84 shopping centers, one office building, and 21 free-standing single-retail buildings are occupied by many different types of retail tenants. Department discount stores, such as Wal-Mart, Kohl's and Ross Dress, occupy approximately 14% of the gross leasable area and provide approximately 8% of the annual base rent as of March 18, 2003. Grocery Stores occupy 17% of the gross leasable area and provide approximately 14% of annual base rents. Clothing stores occupy 6% of the gross leasable area and provide approximately 6% of annual base rents.

Employees

As of December 31, 2002 and 2001, the Company had one direct employee. The Company's employee is not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

Financial Information About Industry Segments

We are in the business of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of, shopping centers and free-standing properties. We internally evaluate each property individually as a segment.

Item 2. Properties

As of December 31, 2002, we, through separate limited partnerships, limited liability companies, or joint venture agreements, have acquired fee ownership of 84 shopping centers, 1 office complex, and 21 free standing single-user retail buildings containing an aggregate of approximately 13,550,700 gross leasable square feet located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, and Texas.
	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Shopping Centers

Aberdeen Square
Boynton Beach, FL	70,555	10/01	1990	$ 3,670,000	19	Publix

Abernathy Square
Atlanta, GA	131,649	12/01	1983/	13,392,000	46	Publix
			1994			Applebee's
						Starbucks

Acworth Avenue Retail S.C.
Acworth, GA	16,130	12/00	2002	--	6	Buffalo's Cafe
		03/02

Anderson Central
Anderson, SC	223,211	11/01	1999	11,000,000	17	Wal-Mart
						Dollar Tree
						Blockbuster
						Radio Shack

Bartow Marketplace
Cartersville, GA	375,067	09/99	1995	13,475,000	18	Wal-Mart
						Lowe's Home Center

Boynton Commons
Boynton Beach, FL	210,772	07/99	1998	15,125,000	19	Sports Authority
						Bed, Bath & Beyond
						Barnes & Noble
						PETsMART

Brandon Boulevard Shoppes
Brandon, FL	85,377	11/01	1994	5,137,000	13	Publix
						Blockbuster
						Subway
						Pizza Hut
						Hallmark

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Bridgewater Marketplace
Orlando, FL	58,050	09/99	1998	$2,987,500	12	Winn-Dixie

Casselberry Commons
Casselberry, FL	227,664	12/99	1973/	8,703,000	39	Ross Stores
			1998			Publix

Chatham Crossing
Siler City, NC	32,000	12/02	2002	--	12	State Employees
						San Felipe
						Shoe Show
						New China Buffet
						Dollar Tree

Chesterfield Crossings
Richmond, VA	68,898	06/02	2000	6,380,000	16	PETsMART
						Fashion Bug
						GNC
						Payless Shoes

Chickasaw Trails
Orlando, FL	75,492	08/01	1994	4,400,000	17	Publix
						Blockbuster
						Subway
						Radio Shack

Circuit City Plaza
Orlando, FL	78,625	07/02	1999	6,275,000	16	Circuit City
						Staples
						Quizno's

Citrus Hills
Citrus Hills, FL	68,927	12/01	1994	3,000,000	11	Publix
						Blockbuster

City Crossing
Warner Robins, GA	187,099	11/02	2001	--	18	Old Navy
					Stein Mart
					Michaels
					Ross Dress

Clayton Corners
Clayton, NC	125,656	11/02	1999/	9,850,000	32	Lowe's Foods
		2001			Dollar General
					GNC
					Sherwin-Williams

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Columbia Promenade
Kissimmee, FL	65,870	01/01	2000	$3,600,000	16	Publix
						Supercuts
						Dollar Store
Columbiana Station
Columbia, SC	270,649	12/02	1999	--	27	Circuit City
						Goody's
						Dick's Sporting Goods

Comp USA Retail Center
Newport News, VA	47,134	11/02	1999	--	3	Comp USA
						Cost Plus

Conway Plaza
Orlando, FL	119,106	02/00	1985/	5,000,000	24	Bealls
			1999			Publix

Countryside
Naples, FL	73,965	10/99	1997	4,300,000	8	Winn-Dixie

Cox Creek
Florence, AL	173,934	09/02	2001	15,251,565	13	Best Buy
						Linens N Things
						Dick's Sporting Goods

Creekwood Crossing
Bradenton, FL	227,052	11/01	2001	11,750,000	21	Kmart
						Bealls
						Subway

Crystal Springs
Crystal Springs, FL	67,021	04/02	2001	4,070,000	13	Publix
						Blockbuster
						Hallmark
						H&R Block

Douglasville Pavilion
Douglasville, GA	267,764	12/01	1998	16,285,000	22	Goody's
						OfficeMax
						Marshalls

Duvall Village
Bowie, MD	82,522	11/02	2001	9,476,625	13	A&P Grocery
						H&R Block
						Service Cleaners

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Eisenhower Crossing I & II
Macon, GA	403,013	11/01	2001	$23,800,000	17	Old Navy
		3/02				Staples
						Michaels
						Marshalls
						Goody's

Fayetteville Pavilion
Fayetteville, NC	272,385	12/01	1998/	17,390,000	20	Food Lion
			2001			Marshalls
						Radio Shack
						Michaels

Forest Hills Centre
Wilson, NC	73,280	02/02	1998	--	16	Harris Teeter
						Eckerds

Forestdale Plaza
Jamestown, NC	53,239	08/02	2001	3,319,000	9	Food Lion
						Domino's Pizza
						Great Clips

Gateway Market Center
St. Petersburg, FL	231,449	07/00	1999/	10,425,000	16	Bealls
			2000			Publix
						TJ Maxx
						Office Depot

Gateway Plaza - Conway
Conway, SC	62,428	12/02	2002	--	8	Office Depot
						Dollar Tree
						Goody's

Gateway Plaza - Jacksonville
Jacksonville, NC	101,682	11/02	2000/	--	13	Bed, Bath, & Beyond
			2001			Ross Stores
						PETsMART

Golden Gate
Greensboro, NC	153,114	10/02	1962/	--	22	Harris Teeter
			2002			Staples
						Food Lion

Goldenrod Groves
Orlando, FL	108,944	11/02	1985/	--	27	Walgreens
			1998			Publix

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Hairston Crossing
Decatur, GA	57,884	02/02	2001/	$ 3,655,000	11	Publix
			2002			Starbucks
						Washington Mutual
						Fantastic Sams
Hampton Point
Taylors, SC	58,316	05/02	1993	2,475,000	5	Bi-Lo Grocery
						Advance Auto

Harundale Plaza
Glen Burnie, MD	274,160	11/02	1999	--	17	Super Fresh
						Value City

Hillsboro Square
Deerfield Beach, FL	145,647	06/02	1961	12,100,000	29	Publix
						Eckerds
						GNC

Jones Bridge Plaza
Norcross, GA	83,363	11/02	1999	--	12	Ingles

Lake Olympia Square
Ocoee, FL	85,776	09/99	1995	5,478,984	19	Winn-Dixie
						Tutor Time Child Care
						Systems

Lake Walden Square
Plant City, FL	256,155	05/99	1992	$ 9,699,828	34	Kash N' Karry Foods
						Kmart
						Carmike Cinemas

Lakeview Plaza
Kissimmee, FL	54,788	12/02	1998	3,613,237	11	Publix
						Dollar One
						Hair Cuttery

Lakewood Ranch
Bradenton, FL	69,472	11/02	2001	4,400,000	16	Publix
						Beef O'Brady
						Mailboxes Etc.

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

McFarland Plaza
Tuscaloosa, AL	221,807	07/02	1999	$ 8,425,000	17	Toys R Us
						Office Max
						Circuit City
						Old Navy

Meadowmont Village
Chapel Hill, NC	133,471	12/02	2002	--	16	Harris Teater

Melbourne Shopping Center
Melbourne, FL	209,217	04/02	1960/	5,947,967	26	Publix
			1999			Big Lots
						Hallmark
						Beall's Outlet

Merchants Square
Zephyrhills, FL	74,849	06/99	1993	3,167,437	12	Kash N' Karry Foods
						Fashion Bug

Newnan Pavilion
Newnan, GA	481,004	03/02	2002	20,726,371	24	Home Depot
						Kohl's
						Circuit City
						Office Max

North Aiken Bi-Lo Center
Aiken, SC	59,204	10/02	2002	--	7	Bi-Lo Grocery

Northpoint Marketplace
Spartanburg, SC	101,982	05/02	2002	4,535,000	14	Ingles Market
						Subway
						Happy Nails
						Dollar City

Oleander Shopping Center
Wilmington, NC	51,888	05/02	1989	3,000,000	3	Lowe's Foods
						Blockbuster
						Supercuts

Plant City Crossing
Plant City, FL	85,252	11/02	2001	--	21	Publix

Pleasant Hill
Duluth, GA	282,137	05/00	1997/	17,120,000	21	JC Penney
			1999			Toys R Us
						JoAnn Fabrics

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Presidential Commons
Snellville, GA	372,149	11/02	1998	$26,066,555	35	Home Depot
						Kroger
						JoAnn Fabrics
						Petco
						Circuit City

River Ridge
Birmingham, AL	158,755	11/02	2001	--	12	Staples
						Linens N Things
						Best Buy
						Cost Plus
Riverstone Plaza
Canton, GA	302,024	04/02	1998	17,600,000	48	Publix
						Goody's
						Michaels
						Ross Stores

Rosedale Shopping Center
Huntersville, NC	94,248	12/02	2000	13,300,000	29	Harris Teeter
						CVS
						Blockbuster

Sand Lake Corners
Orlando, FL	189,741	05/01	1998/	11,900,000	40	Bealls
			2000			Staples
						Quizno's
						PETsMART
						Dollar Tree

Sarasota Pavilion
Sarasota, FL	324,140	01/02	1999	29,850,000	32	Publix
						Stein Mart
						Marshalls
						Michaels

Sexton Commons
Fuquay Varina, NC	49,097	08/02	2001/	4,400,000	6	Harris Teeter
			2002			RMS Foods
						Hair Cuttery

Sharon Greens
Cumming, GA	98,317	05/02	2001	6,500,000	16	Kroger
						Dollar Tree
						Washington Mutual
						GNC

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Shoppes at Citiside
Charlotte, NC	75,478	12/02	2002	$ --	10	Bi-Lo Grocery

Shoppes at Lake Mary
Lake Mary, FL	69,843	08/02	2001	6,250,000	15	Staples
						CATO
						Card Party Warehouse
						Quizno's
Shoppes at New Tampa
Wesley Chapel, FL	158,342	12/02	2002	--	23	Publix
						Bealls

Shoppes of Golden Acres
Newport Richey, FL	76,371	10/02	2002	--	14	Publix

Shoppes on the Circle
Dolton, AL	149,085	11/02	2000	12,200,088	19	TJ Maxx
						Office Max
						Old Navy
						PETsMART

Skyview Plaza
Orlando, FL	281,247	09/01	1994/	10,875,000	34	Publix
			1998			Kmart
						Walgreens
						Blockbuster
Southlake Pavilion
Morrow, GA	525,162	12/01	1996/	34,602,709	34	Old Navy
			2001			Linens N Things
						Staples
						Barnes & Noble

Southlake Shopping Center
Cornelius, NC	131,247	11/02	1988/	7,683,755	24	Harris Teeter
			2000			Stein Mart
						Eckerd Drugs
						Hallmark

Steeplechase Plaza
Ocala, FL	87,380	12/01	1993	4,651,350	17	Publix
						Walgreens
						Bealls

Stonebridge Square
Roswell, GA	160,104	10/01	2001	10,900,000	14	Kohl's
		6/02				Linens N Things

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Sycamore Commons
Matthews, NC	247,513	07/02	2001/	$20,000,000	24	Circuit City
			2002			Old Navy
						Bed, Bath & Beyond
						Michaels
Target Center
Columbia, SC	79,253	04/02	2002	4,192,000	3	Michaels
						Linens N Things
						Office Max

Town Center Commons
Kennesaw, GA	72,108	07/99	1998	4,750,000	13	JC Penney Home Store
						Baptist Book Store

Turkey Creek Phase I
Knoxville, TN	187,760	01/02	2001	13,220,000	20	Old Navy
						Goody's
						Linens N Things

Universal Plaza
Lauderhill, FL	49,816	01/02	2001	4,970,000	22	Eckerd Drug Store
						Starbucks
						Ruby Tuesday

Venture Pointe
Duluth, GA	334,620	12/01	1996	15,790,000	12	Kohl's
						Hallmark
						Hobby Lobby

Village Square at Golf
Boynton Beach, FL	134,894	11/02	1983/	--	42	Publix
			2002

Wakefield Crossing
Raleigh, NC	75,929	08/02	2001	5,920,000	16	Food Lion
						Front Row Sports
						Quizno's

Walk at Highwoods I
Tampa, FL	133,940	07/02	2001	13,230,000	22	Linens N Things
						Michaels
						Circuit City
						Panera Bread

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Ward's Crossing
Lynchburg, VA	80,918	06/02	2001	$ 6,090,000	10	Michaels
						Bed, Bath & Beyond
						Pier 1
						Rack Room Shoes

West Oaks
Ocoee, FL	66,539	03/01	2000	4,900,000	10	Michaels
						State Farm
						Family Christian Store

Woodstock Square
Atlanta, GA	218,819	06/01	2001	14,000,000	24	Kohl's
						OfficeMax
						Old Navy
						PETsMART
						Ulta
						GNC
Office

Logger Head Junction
Sarasota, FL	4,711	02/02	1980/	--	7	Inland Retail
			1984			Professional Medical
						Medical
						Manatee-Pinellas

Single-User Retail

Bass Pro Outdoor World
Dania Beach, FL	165,000	06/02	1999	9,100,000	1	Bass Pro Outdoor World

Circuit City - Cary
Cary, NC	27,891	09/02	2000	--	1	Circuit City

Circuit City - Rome
Rome, GA	33,056	06/02	2001	2,470,000	1	Circuit City

Circuit City - Vero Beach
Vero Beach, FL	33,243	06/02	2001	3,120,000	1	Circuit City

Eckerd Drug Store -Blackstock
Spartanburg, SC	10,908	08/02	2002	--	1	Eckerd Drug Store

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Property	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Eckerd Drug Store -Concord
Concord, NC	10,908	04/02	2002	$ --	1	Eckerd Drug Store

Eckerd Drug Store -Greenville
Greenville, SC	10,908	11/01	2001	1,540,400	1	Eckerd Drug Store

Eckerd Drug Store -Spartanburg
Spartanburg, SC	10,908	12/01	2001	1,541,600	1	Eckerd Drug Store

Eckerd Drug Store - Tega Cay
Tega Cay, SC	13,824	04/02	2002	--	1	Eckerd Drug Store

Eckerd Drug Store - Woodruff
Woodruff, SC	13,824	11/02	2002	--	1	Eckerd Drug Store

JoAnn Fabrics - Alpharetta
Alpharetta, GA	44,418	06/01	2000	2,450,000	1	JoAnn Fabrics

Just For Feet - Augusta
Augusta, GA	22,115	02/02	1999	1,668,000	1	Just For Feet

Just For Feet - Covington
Covington, LA	20,116	02/02	1999	1,885,000	1	Just For Feet

Just For Feet - Daytona
Daytona Beach, FL	22,255	08/01	1998	2,000,000	1	Just For Feet

Kmart
Macon, GA	102,098	02/01	2000	4,655,000	1	Kmart

Lowe's Home Improv. Center
Warner Robbins, GA	131,575	02/01	2000	4,845,000	1	Lowe's

PETsMART - Chattanooga
Chattanooga, TN	26,040	04/01	1995	1,303,800	1	PETsMART

PETsMART - Daytona Beach
Daytona Beach, FL	26,194	04/01	1996	1,361,200	1	PETsMART

PETsMART- Fredericksburg
Fredericksburg, VA	26,067	04/01	1997	1,435,000	1	PETsMART

Rainbow Foods -Rowlett
Rowlett, TX	63,117	11/02	1995/	--	1	Rainbow Foods

Rainbow Foods - Garland
Garland, TX	70,576	11/02	1994	--	1	Rainbow Foods

	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at	No. of Tenants as of	Major
Development Projects	(Sq Ft)	Acquired	Renovated	12/31/02	12/31/02	Tenants*

Citrus Hills - Blockbuster
Citrus Hills, FL	N/A	12/01	N/A	$ --	--

Eckerd Drug Store - Gaffney
Gaffney, SC	N/A	12/02	N/A	--	--

Eckerd Drug Store- Perry Creek
Raleigh, NC	N/A	09/02	N/A	--	--

Shoppes at Chalet Suzanne
Lake Wales, FL	N/A	12/02	N/A	--	--

Southampton Village
Tyrone, GA	N/A	11/02	N/A	--	--

Southwood Plantation
Tallahassee, FL	N/A	10/02	N/A	--	--

Portfolio Total	13,550,686			$675,621,971
	========			=========

*Major tenants include tenants leasing more than 10% of the gross leasable area of a property.

See Schedule III on page 89 for initial property costs.

The majority of the income from our properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent, monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the shopping center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of December 31, 2002, 2001, and 2000. N/A indicates the property was not owned by the Company at the end of the year.

	2002	2001	2000
Properties:	(%)	(%)	(%)

Aberdeen Square, Boynton Beach, FL	100*	96*	N/A
Abernathy Square, Atlanta, GA	91	92	N/A
Acworth Avenue Retail Shopping Center, Acworth, GA	73	N/A	N/A
Anderson Central, Anderson, SC	99	100	N/A
Bartow Marketplace, Cartersville, GA	100	99	100
Bass Pro Outdoor World, Dania Beach, FL	100	N/A	N/A
Boynton Commons, Boynton Beach, FL	100	100*	96*
Brandon Boulevard Shoppes, Brandon, FL	89*	93*	N/A
Bridgewater Marketplace, Orlando, FL	96	97*	98
Casselberry Commons, Casselberry, FL	94	92*	95*
Chatham Crossing, Siler City, FL	100	N/A	N/A
Chesterfield Crossings, Richmond, VA	100	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	100	N/A
Circuit City - Cary, Cary, NC	100	N/A	N/A
Circuit City Plaza, Orlando, FL	100*	N/A	N/A
Circuit City - Rome, Rome, GA	100	N/A	N/A
Circuit City - Vero Beach, Vero Beach, FL	100	N/A	N/A
Citrus Hills, Citrus Hills, FL	91*	100*	N/A
City Crossing, Warner Robins, GA	100*	N/A	N/A
Clayton Corners, Clayton, NC	97*	N/A	N/A
Columbia Promenade, Kissimmee, FL	93*	98*	N/A
Columbiana Station, Columbia, SC	98	N/A	N/A
Comp USA Retail Center, Newport News, VA	100	N/A	N/A
Conway Plaza, Orlando, FL	99	100*	97*
Countryside, Naples, FL	85	85	97
Cox Creek, Florence, AL	100*	N/A	N/A
Creekwood Crossing, Bradenton, FL	100	96	N/A
Crystal Springs Shopping Center, Crystal Springs, FL	100*	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100	100*	N/A
Duvall Village, Bowie, MD	100*	N/A	N/A
Eckerd Drug Store - Blackstock, Spartanburg, SC	100	N/A	N/A
Eckerd Drug Store - Concord, Concord, NC	100	N/A	N/A
Eckerd Drug Store - Greenville, Greenville, SC	100	100	N/A
Eckerd Drug Store - Spartanburg, Spartanburg, SC	100	100	N/A
Eckerd Drug Store -Tega Cay, Tega Cay, SC	100	N/A	N/A
Eckerd Drug Store - Woodruff, Woodruff, SC	100	N/A	N/A
Eisenhower Crossing, Macon, GA	97*	91*	N/A
Fayetteville Pavilion, Fayetteville, NC	100*	100*	N/A
Forest Hills Centre, Wilson, NC	97*	N/A	N/A
Forestdale Plaza, Jamestown, NC	85*	N/A	N/A

	2002	2001	2000
Properties:	(%)	(%)	(%)

Gateway Market Center, St. Petersburg, FL	90	83	98
Gateway Plaza - Jacksonville, Jacksonville, NC	96*	N/A	N/A
Gateway Plaza - Conway, Conway, SC	96*	N/A	N/A
Golden Gate, Greensboro, NC	90	N/A	N/A
Goldenrod Groves, Orlando, FL	90	N/A	N/A
Hairston Crossing, Decatur, GA	100*	N/A	N/A
Hampton Point, Taylors, SC	100	N/A	N/A
Harundale Plaza, Glen Burnie, MD	97*	N/A	N/A
Hillsboro Square, Deerfield Beach, FL	100*	N/A	N/A
Jo-Ann Fabrics, Alpharetta, GA	100	100	N/A
Jones Bridge Plaza, Norcross, GA	96*	N/A	N/A
Just for Feet - Augusta, Augusta, GA	100	N/A	N/A
Just for Feet - Covington, Covington, LA	100	N/A	N/A
Just for Feet - Daytona, Daytona Beach, FL	100	100	N/A
Kmart, Macon, GA	100	100	N/A
Lake Olympia Square, Ocoee, FL	97	93	95
Lake Walden Square, Plant City, FL	94	95	95
Lakeview Plaza, Kissimmee, FL	98	N/A	N/A
Lakewood Ranch, Bradenton, FL	98*	N/A	N/A
Logger Head Junction, Sarasota, FL	81	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	100	N/A
McFarland Plaza, Tuscaloosa, AL	97	N/A	N/A
Meadowmont Village Center, Chapel Hill, NC	76*	N/A	N/A
Melbourne Shopping Center, Melbourne, FL	97	N/A	N/A
Merchants Square, Zephyrhills, FL	100	100	100
Newnan Pavilion, Newnan, GA	98	N/A	N/A
North Aiken Bi-Lo Center, Aiken, SC	100	N/A	N/A
Northpoint Marketplace, Spartanburg, SC	90*	N/A	N/A
Oleander Shopping Center, Wilmington, NC	100	N/A	N/A
PETsMART - Chattanooga, Chattanooga, TN	100	100	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	100	N/A
PETsMART - Fredericksburg, Fredericksburg, VA	100	100	N/A
Plant City Crossing, Plant City, FL	93*	N/A	N/A
Pleasant Hill, Duluth, GA	96*	97*	94*
Presidential Commons, Snellville, GA	100	N/A	N/A
Rainbow Foods - Garland, Garland, TX	100	N/A	N/A
Rainbow Foods - Rowlett, Rowlett, TX	100	N/A	N/A
River Ridge, Birmingham, AL	100	N/A	N/A
Riverstone Plaza, Canton, GA	99*	N/A	N/A
Rosedale Shopping Center, Huntersville, NC	96*	N/A	N/A
Sand Lake Corners, Orlando, FL	99*	97*	N/A
Sarasota Pavilion, Sarasota, FL	100*	N/A	N/A
Sexton Commons, Fuquay Varina, NC	91*	N/A	N/A
Sharon Greens, Atlanta, GA	82*	N/A	N/A
Shoppes at Citiside, Charlotte, NC	90*	N/A	N/A
Shoppes of Golden Acres, Newport Richey, FL	74	N/A	N/A
Shoppes at Lake Mary, Lake Mary, FL	100*	N/A	N/A
Shoppes at New Tampa, Wesley Chapel, FL	94*	N/A	N/A
Shoppes on the Circle, Dolton, AL	96*	N/A	N/A
Skyview Plaza, Orlando, FL	100	100	N/A

	2002	2001	2000
Properties:	(%)	(%)	(%)

Southlake Pavilion, Morrow, GA	99*	100*	N/A
Southlake Shopping Center, Cornelius, NC	97*	N/A	N/A
Steeplechase Plaza, Ocala, FL	100	100*	N/A
Stonebridge Square, Roswell, GA	99	N/A	N/A
Sycamore Commons, Matthews, NC	93*	N/A	N/A
Target Center, Columbia, SC	100	N/A	N/A
Town Center Commons, Kennesaw, GA	93	93	93
Turkey Creek Phase I, Knoxville, TN	100*	N/A	N/A
Universal Plaza, Lauderhill, FL	99*	N/A	N/A
Venture Pointe, Duluth, GA	100*	100*	N/A
Village Square at Golf, Boynton Beach, FL	92	N/A	N/A
Wakefield Crossing, Raleigh, NC	98*	N/A	N/A
Walks at Highwoods I, Tampa, FL`	96*	N/A	N/A
Ward's Crossing, Lynchburg, VA	98*	N/A	N/A
West Oaks, Ocoee, FL	95	100*	N/A
Woodstock Square, Atlanta, GA	100*	99*	N/A

*As part of the purchase of these Properties, the Company is entitled to receive payments in accordance with the master lease agreements for space which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. The master lease agreements, combined with the physical occupancy, results in an economic occupancy range from 73% to 100% at December 31, 2002.

Item 3. Legal Proceedings

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for our shares of common stock. The per share estimated value shall be deemed to be the offering price of the shares, which is currently $10.00 per share. This valuation is supported by the fact that we are currently selling shares to the public at a price of $10.00 per share as of March 18, 2003.

On June 7, 2002, we commenced the second follow-on offering on a best effort basis of up to 150,000,000 shares. This follow-on offering expires on June 7, 2003, but may be extended to a date no later than June 7, 2004.

We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain Share ownership restrictions, will allow stockholders who purchase Shares in an offering to automatically reinvest distributions by purchasing additional Shares from the Company. Such purchases under the DRP will not be subject to selling commissions, or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per Share. That price will continue to be used until the public offering price per Share in the offering is increased from $10.00 per Share (if ever) or until the termination of the offering, whichever occurs first. Thereafter, participants may acquire Shares under the DRP at a price equal to 95% of the "market price" of a Share on the date of purchase until such time (if ever) as the Shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, Shares purchased by the Company for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

The Share Repurchase Program ("SRP"), subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell Shares back to the Company. The prices at which Shares may be sold back to the Company are as follows:

    One year from the purchase date, at $9.25 per share;
    Two years from the purchase date, at $9.50 per share;
    Three years from the purchase date, at $9.75 per share; and
    Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

The Company will make repurchases under the SRP, if requested, at least once quarterly on a first-come, first-served basis. Subject to funds being available, the Company will limit the number of Shares repurchased during any calendar year to one-half of one percent (0.5%) of the weighted average number of Shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of Shares under the DRP and such other operating funds, if any, as the Company's Board of Directors, at its sole discretion, may reserve for this purpose.

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

Shares purchased by the Company under the SRP will be canceled and will have the status of authorized but unissued Shares. Shares acquired by the Company through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the "Act"), and under appropriate state securities laws, or otherwise issued in compliance with such laws.

Stockholders

As of March 18, 2003, there were 37,347 stockholders of record of the Company.

Distributions

We have been paying monthly distributions since June 1999. The table below depicts the distribution levels from our inception. The rate shown is the annual per share amount.

Rate (per Share per annum)	Date Declared	Date Distributed
$ .70	June 1, 1999	June 7, 1999
$ .73	July, 1, 1999	August 7, 1999
$ .75	November 1, 1999	December 7, 1999
$ .76	April 1, 2000	May 7, 2000
$ .77	August 1, 2000	September 7, 2000
$ .78	October 1, 2000	November 7, 2000
$ .80	December 1, 2000	January 7, 2001
$ .81	September 1, 2001	October 7, 2001
$ .82	April 1, 2002	May 7, 2002
$ .83	August 1, 2002	September 7, 2002

We declared distributions to our stockholders per weighted average number of shares outstanding during the years ended December 31, 2002, 2001 and 2000 totaling $.83, $.81 and $.77, respectively. Of these amounts, $.52, $.49 and $.42 qualifies as distributions taxable as ordinary income and $.31, $.32 and $.35 constitutes a return of capital for Federal income tax purposes for the years ended December 31, 2002, 2001 and 2000, respectively.

As of March 18, 2003, we have sold the following securities for the following offering prices: In September 1998, Inland Retail Real Estate Advisory Services, Inc., the Advisor, purchased from us 20,000 shares for $10.00 per share, for an aggregate purchase price of $200,000, in connection with our organization. The Advisor also made a capital contribution to our operating partnership, Inland Retail Real Estate Limited Partnership in the amount of $2,000 in exchange for 200 LP common units of the operating partnership. The 200 LP common units received by the Advisor may be exchanged, at the option of the Advisor, for 200 Shares of the Company. No sales commissions or other consideration were paid in connection with such sales, which were consummated without registration in Section 4(2) of the Act as transactions not involving any public offering.

Options to purchase an aggregate of 13,500 shares at an exercise price of $9.05 per share have been granted to the independent directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 Shares as to each of the Independent Directors plus options for 500 Shares each on the date of the first annual meeting and 500 Shares each on the date of each annual meeting thereafter). Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. None of such options have been exercised. Therefore, no Shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391), the initial offering on a best efforts basis of 50,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 4,000,000 shares at $9.50 per share pursuant to our DRP; 2,000,000 soliciting dealer warrants at $.0008 per soliciting dealer warrants; and 2,000,000 shares issuable upon exercise of the soliciting dealer warrants at an exercise price of $12.00 per share. The initial offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 we began the first follow-on offering (SEC File Number 333-50822) with substantially similar conditions as the initial offering. As of August 29, 2002, we sold 50,000,000 shares from the first follow-on offering, thereby completing the second offering. On June 7, 2002, concurrent with the first follow-on offering, we began the second follow-on offering (SEC File Number 333-85666) on a best effort basis of 150,000,000 shares of common stock at $10.00 per share, and up to 12,000,000 shares at $9.50 per share, pursuant to the company's DRP; 6,000,000 soliciting dealer warrants at $.0008 per soliciting dealer warrants; and 6,000,000 shares issuable upon exercise of the soliciting dealer warrants at an exercise price of $12.00 per share.

As of January 31, 2001, we have sold the following securities in the initial offering for the following aggregate offering prices:
*	13,687,349	shares on a best efforts basis for $136,454,948;
*	281,825	shares pursuant to the DRP for $2,677,338;
*	546,972	soliciting dealer warrants for $438; and
*	0	shares pursuant to the exercise of soliciting dealer warrants,

and repurchased the following securities for the following amount:

*	(60,475)

shares repurchased pursuant to the share repurchase program for $547,301, for a net total of 13,908,699 shares for $138,584,985 of gross offering proceeds from the initial offering as of January 31, 2001.

As of August 29, 2002, we have sold the following securities in the first follow-on offering for the following aggregate offering prices:
*	50,000,000	shares on a best efforts basis for $497,842,917;
*	1,208,580	shares pursuant to the DRP for $11,481,514;
*	1,999,786	soliciting dealer warrants for $1,600; and
*	0	shares pursuant to the exercise of soliciting dealer warrants,

and repurchased the following securities for the following amount:
	(182,318)

shares repurchased pursuant to the share repurchase program for $1,719,927, for a net total of 51,026,262 shares for $507,604,504 of gross offering proceeds from the first follow-on offering as of
August 29, 2002.

As of December 31, 2002, we have sold the following securities in the second follow-on offering for the following aggregate offering prices:
*	56,005,766	shares on a best efforts basis for $558,368,022;
*	1,534,732	shares pursuant to the DRP for $14,579,957;
	2,242,210	soliciting dealer warrants for $1,793; and
*	0	shares pursuant to the exercise of soliciting dealer warrants, and repurchased the following securities for the following amount:
*	(182,356)

shares purchased pursuant to the share repurchase program for $1,681,265; for a net total of 57,358,142 shares for $571,266,714 of gross offering proceeds from the second follow-on offering as of December 31, 2002.

The net total of shares and gross offering proceeds from all offerings as of December 31, 2002 is 122,293,103 shares for $1,217,456,203. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering. As of December 31, 2002, 4,788,968 soliciting dealer warrants have been issued; and the $3,831 of gross proceeds received for their issuance is not included in the above $1,217,456,203 of gross offering proceeds.

Options to purchase an aggregate of 13,500 shares at an exercise price of $9.05 per share have been granted to the independent directors pursuant to the Independent Director Stock Option Plan. Each director was initially granted options to purchase 3,000 Shares, and subsequently received 500 additional options at each of the three annual meetings. Such options were granted, without registration under the Securities Act of 1933, in reliance upon the exemption from registration in section 4(2) of the Securities Act, as transactions not involving any public offering. None of such options have been exercised. Therefore, no shares have been issued in connection with such options.

From February 11, 1999, which was the effective date of the initial offering through January 31, 2001 or the initial offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	920,319	A
Other expenses paid to non-affiliates	5,038,426	A
Total expenses	$17,546,769

The net offering proceeds to us for the initial offering cumulative period, after deducting the total expenses paid described above, are $121,038,216.

From February 1, 2001, which was the effective date of the first follow-on offering through August 29, 2002 or the first follow-on offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 43,745,069	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	806,069	A
Other expenses paid to non-affiliates	5,310,940	A
Total expenses	$ 49,862,078

The net offering proceeds to us for the first follow-on offering cumulative period, after deducting the total expenses paid as described above, are $457,742,426.

From June 7, 2002, which was the effective date of the second follow-on offering through December 31, 2002 or the second follow-on offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 54,057,591	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	477,607	A
Other expenses paid to non-affiliates	___3,280,414	A
Total expenses	$ 57,815,612	A

The net offering proceeds to us for the second follow-on offering cumulative period, after deducting the total expenses paid as described above, are $513,451,102. The net offering proceeds for all offerings, after deducting total expenses paid as described above, are $1,092,231,744.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 11,994,653	A
Purchase of real estate	729,605,386	A
Acquisition of other businesses	--	A
Repayment of indebtedness	176,482,316	A
Working capital (currently)	39,172,245	E
Temporary investments (currently)	134,977,144	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing accounts.

Item 6. Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

For the years ended December 31, 2002, 2001, and 2000

(not covered by the Independent Auditors' Report)
	2002	2001	2000

Total assets	$1,767,688,359	631,587,819	218,187,913

Mortgages payable	$675,621,971	313,499,312	108,399,911

Total income	$116,010,766	37,754,763	22,123,913

Net income	$27,495,286	7,992,643	2,060,514

Net income per common share, basic and diluted (a)	$.39	.37	.24

Distributions declared	$58,061,491	17,491,342	6,615,454

Distributions per common share (a)	$.83	.81	.77

Funds From Operations (a)(b)	$55,374,320	16,344,942	6,646,778

Funds available for distribution (b)	$56,360,237	17,365,419	6,649,315

Cash flows provided by operating activities	$55,594,392	17,426,634	5,364,584

Cash flows used in investing activities	$(851,248,937)	(303,285,568)	(67,068,173)

Cash flows provided by financing activities	$906,097,333	285,728,779	71,498,936

Weighted average number of common shares outstanding, basic and diluted	70,243,809	21,682,783	8,590,250

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

  The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.83 per share distributions for the year ended December 31, 2002, represented 105% of our funds from operations or FFO declared and 103% of funds available for distribution for that period. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares. For the year ended December 31, 2002, $21,674,355 (or 37.33% of the $58,061,491 distributions declared for 2002) represented a return of capital. The balance of the distributions constitutes ordinary income. In order to maintain its qualification as a REIT, we must make annual distributions to stockholders of at least 90% of its REIT taxable income, or approximately $32,741,000 for 2002. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

  One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under Generally Accepted Accounting Principles ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. "Funds Available for Distribution" or "FAD" for short, means excluding from FFO normalized recurring real estate related expenditures and other non-cash items. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management used the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. We feel FAD is a useful tool to assist our stockholders in their review and determination of dividend coverage, i.e. that we pay our distribution from our cash generated from operations and not from other capital sources. FFO and FAD are calculated as follows:

	2002	2001	2000
Net income	$27,495,286	$7,992,643	$2,060,514
Depreciation	26,602,045	8,324,023	4,581,748
Amortization related to investment properties	1,276,989	28,276	4,516
Funds from operations (1)	55,374,320	16,344,942	6,646,778

Principal amortization of debt	(344,216)	(257,199)	(237,561)
Straight-line rental income (2)	(2,212,907)	(746,929)	(493,180)
Interest costs capitalized on development projects	(444,891)	(116,648)	--
Income received under master lease agreements and principal escrow (3)	1,780,102	1,675,983	418,638
Acquisition cost expenses (4)	350,260	164,788	148,494
Amortization of Loan fees	1,516,363	300,482	166,146
Net amortization of above and below market lease costs	205,206	--	--

Funds available for distribution	$56,360,237	$17,365,419	$6,649,315
	=========	=========	=========

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

  As part of certain purchases, we receive payments under master lease agreements pertaining to some spaces which were not producing rent at the time of the purchase. Periods covered range from one to three years after the date of the purchase or until the spaces are leased. In addition, we received payments from other escrow arrangements. GAAP requires that upon receipt, these payments are to be recorded as a reduction in the purchase price of the properties rather than as rental income. On certain properties purchased, we received rental prorations relating to periods prior to the purchase date. GAAP also requires that these amounts be recorded as a reduction in the purchase price of the properties rather than as rental income.

  Acquisition cost expenses include costs and expenses relating to the acquisition of properties. These costs were estimated to be up to .5% of the gross offering proceeds and are paid from the proceeds of the offerings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the year ended December 31, 2002 to the years ended December 31, 2001 and December 31, 2000. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and in our consolidated financial statements and the related notes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

We were formed, on September 3, 1998, to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We have been operating and intend to continue operating as a real estate investment trust or REIT for Federal and state income tax purposes. We, through entities owned or controlled directly or indirectly by us, have initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. We have begun to acquire and plan to continue acquiring properties in the mid-Atlantic and Northeastern states. We may also, through entities owned or controlled directly or indirectly by us, acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. or our Advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.

The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the United States and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has initiated a military action with Iraq. Terrorist attacks and military conflict in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly or indirectly negatively affect our tenants or properties and their operations and our profitability.

Many of our properties are located in the southeastern states. During 2002, as throughout the nation, the southeastern market experienced the economic slowdown. The local southeastern economies have been further impacted by the continued slowdown in airline travel and tourism. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our properties, to a large extent, consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. Our operations could be negatively impacted to the extent that an economic downturn is prolonged or becomes more severe. The Kmart bankruptcy may negatively impact three of the four Kmart leased properties. The lease terms pertaining to the three Kmart stores anticipated to close in April 2003, represents approximately 1.8% of the gross leasable area of the properties or GLA and approximately 1.0% of the properties rental income as of March 18, 2003. We believe that the diversification of creditworthy tenants provides additional mitigation of risks. As of March 18, 2003, the largest tenant, Publix, in the portfolio comprises approximately 8% of the properties GLA and approximately 5.6% of the properties rental income.

As of December 31, 2002, our operating partnership owned a portfolio of 106 properties, has agreements with unaffiliated third parties to develop six land parcels and made five loans totaling $100,975,000 to unaffiliated third parties secured by mortgages on 22 properties. Each of the properties is a shopping center located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland and Texas, and containing an aggregate of approximately 13,550,700 square feet of GLA. As of December 31, 2002, approximately 97% of GLA in the properties was leased.

Critical Accounting Policies

General.

The following disclosure pertains to critical accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment Property. In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions. The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation is sensitive to the actual results of any these uncertain factors, either individually or taken as a whole. Should the actual results differ from our judgment, the valuation could be negatively effected.

We allocate the purchase price of the each acquired investment property between land, building and improvements, acquired above market and below market leases, lease origination value (the market cost avoidance of executing each acquired lease), and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease origination costs based on estimated lease execution costs for similar leases and we consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economic, demographics, location, visibility, location, age and physical condition of the property.

On a quarterly basis, we conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 or FAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss.

The valuation and allocation of purchase price, and possible subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies. Our policy is to review all expenses paid and capitalize any items exceeding $5,000.00 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment properties classification as an asset to Buildings and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when the anchor tenant receives its certificate of occupancy or when over 60% of the tenants receive their certificate of occupancy, the development is deemed to be substantially complete.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease origination costs, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

On January 1, 2002, the Company adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to the Company's 2002 real estate acquisitions. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. This allocation was applied to 84 properties acquired. Amortization pertaining to the above market lease costs of $953,493 was applied as a reduction to rental income for the year ending December 31, 2002. Amortization pertaining to the below market lease costs of $748,287 was applied as an increase to rental income for the year ending December 31, 2002. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at December 31, 2002:
Amortization of:	2003	2004	2005	2006	2007	Thereafter

Acquired above
Market lease costs	$(1,876,352)	$(1,691,407)	$(1,506,903)	$(1,298,195)	$(1,056,556)	$(3,942,430)

Acquired below
Market lease costs	2,038,465	1,726,436	1,354,318	1,065,255	763,362	2,998,188

Net Rental Income
Increase / (Decrease)	$162,114	$35,029	$(152,585)	$(232,940)	$(293,194)	$(944,242)

The portion of the purchase price allocated to acquired in-place lease origination costs are amortized on a straight line basis over the life of the related lease. This allocation was applied to 84 properties acquired. We incurred amortization expense pertaining to acquired in-place lease origination costs of $1,206,324 for the year ending December 31, 2002.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue recognition. We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively effected and would be adjusted appropriately.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period from one to three years. There is no assurance that upon the expiration of the master lease agreements, the valuation factors, assumed by us, pertaining to rent and occupancy will be met. Should the actual results differ from our judgment, the property valuation could be negatively or positively effected.

Valuation of accounts and rents receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history, and financial strength of the tenant, which taken as a whole determines the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the property valuation could be negatively or positively effected.

REIT status. In order to maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Notes Receivable. We have entered into various notes receivable with unaffiliated third parties. The notes receivable are generally secured by a first mortgage on the underlying real estate as well as personal guarantees by the borrower. The underlying real estate may be in the process of being developed and leased or may be fully operational. Additionally, we typically enter into options to acquire the underlying real estate subject to certain conditions including lease-up parameters and other due diligence. The classification of such instruments as notes receivable versus investment in real estate is an area that is subjective in nature. On a quarterly basis we individually evaluate each note receivable to ascertain whether the facts and circumstances that supported our initial classification have changed.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation required certain disclosures in the financial statements as of December 31, 2002 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

We have accounted for fundings to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. Because of the amounts funded in relation to the equity investment of the borrower in the underlying property, it is reasonably possible that we will be required to consolidate or disclose additional information with regards to the underlying investment properties' financial position when the statement becomes effective. Our maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at December 31, 2002 less amounts paid after year end which amounts to approximately $48,000,000.

Valuation of investments in securities. We review securities for declines in market value below cost which would indicate the need for further analysis regarding possible impairment. Other factors are incorporated into the analysis, including the overall security issuer's performance, dividends received on the security, and various other market influences. Based on this analysis, any impairment is realized as a loss which is charged to earnings, with a new cost basis established for the security.

Liquidity and Capital Resources

General.

Our principal demands for funds have been for property acquisitions, either directly or through investment interests, for the payment of operating expenses and dividends, and for the payment of interest on outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock. However, there may be a delay between the sale of the shares and our purchase of properties, which may result in a delay in the benefits to investors of returns generated from property operations. The Advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf. Investors should be aware, that after a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from the public or private offering of our debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future and can be met with funds from operations and working capital.

If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We believe that our current capital resources (including cash on hand) and anticipated financings are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

Offerings. On February 11, 1999, we commenced an initial public offering on a best efforts basis of up to (i) 50,000,000 shares of common stock to the public at a price of $10.00 per share, (ii) 4,000,000 shares to participants in our distribution reinvestment program or DRP at a price of $9.50 per share, (iii) 2,000,000 soliciting dealer warrants issuable to Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold during the initial offering, and (iv) 2,000,000 shares issuable upon the exercise of the soliciting dealer warrants issued during the initial offering at a price of $12.00 per share. The initial offering terminated on January 31, 2001 and a total of 13,687,349 shares were sold to the public resulting in gross proceeds of $136,454,648. As of January 31, 2001, we had repurchased 60,475 shares for $547,301 pursuant to the share repurchase program or SRP. In addition, the Advisor purchased 20,000 shares for $200,000 preceding the commencement of the initial offering.

On February 1, 2001, we commenced a follow-on public offering, our  first follow-on offering, on a best efforts basis of up to (i) 50,000,000 additional shares at a price of $10.00 per share, (ii) 4,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 2,000,000 soliciting dealer warrants, and (iv) 2,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms as in the initial offering. The first follow-on offering expired on February 1, 2002, but was extended by us to a date no later than February 1, 2003. As of August 29, 2002, we had sold 50,000,000 shares from our first follow-on offering resulting in gross proceeds of $497,842,917, and had repurchased 182,318 shares for $1,719,927 pursuant to the share repurchase program, thereby completing the first follow-on offering.

On June 7, 2002, concurrent with the first follow-on offering, we commenced a second follow-on public offering on a best efforts basis of up to (i) 150,000,000 additional shares at a price of $10.00 per share, (ii) 12,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 6,000,000 soliciting dealer warrants, and (iv) 6,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms in the initial offering. As of March 18, 2003 we have received subscriptions for a total of 83,526,940 shares sold from the second follow-on offering resulting in gross proceeds of $825,622,583 and repurchased 308,733 shares for $2,887,606 pursuant to the share repurchase program. As a result, we could sell another 66,473,060 shares in the second follow-on offering. Collectively the initial offering, first follow-on offering and second follow-on offering are referred to as our offerings.

As of December 31, 2002 and 2001, subscriptions for a total of 119,713,115 and 35,294,860 shares, respectively, had been received from the public, which include the 20,000 shares issued to the Advisor. In addition, we distributed 3,025,137 and 785,365 shares pursuant to our DRP as of December 31, 2002 and 2001, respectively. As of December 31, 2002 we have repurchased 425,159 shares and have issued soliciting dealer warrants to acquire 4,788,968 shares. As a result of such sales and repurchases, we have received a net total of $1,188,917,394 of gross offering proceeds as of December 31, 2002. Our Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds from the offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the gross offering proceeds. As of December 31, 2002 and 2001, organizational and offering costs totaling $125,224,459 and $39,335,560, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the initial offering and first follow-on offering and we anticipate that these costs will not exceed these limitations upon completion of the second follow-on offering. Any excess amounts at the completion of the second follow-on offering will be reimbursed by our Advisor.

As of December 31, 2002, 4,788,968 soliciting dealer warrants were sold to the managing dealer for a total of $3,831 and none of the soliciting dealer warrants had been exercised for shares.

Line of Credit. On December 20, 2001, we secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit had a maturity date of March 27, 2002, extended to March 27, 2004 and carries interest at the rate of 1.75% over LIBOR per annum. The funds from this line of credit were used to purchase a property in December 2001, and were subsequently repaid. This line of credit is secured by second mortgages on three properties owned by us which also have first mortgages with this bank. In addition, we have signed an application for a $100 million equity line of credit with Key Bank. It is anticipated these funds will become available under this line in late March, 2003.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of December 31, 2002, we distributed 3,025,137 shares pursuant to the DRP for an aggregate of $28,738,809.

Subject to certain restrictions, the share repurchase program provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices

    One year from the purchase date, at $9.25 per share;
    Two years from the purchase date, at $9.50 per share;
    Three years from the purchase date, at $9.75 per share; and
    Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale. As of December 31, 2002, 425,149 shares have been repurchased for an aggregate cost of $3,948,493.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on weighted average shares. Operating cash flows are expected to increase as additional properties are added to our portfolio.

We believe that we should leverage our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR plus a spread ranging from 150 to 185 basis points. Fixed-rate loans bear interest based on corresponding treasury instruments plus a spread of 130 to 175 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans may be prepaid with a penalty after specific lockout periods.

During 2002, we closed on or assumed debt with a principal amount of $538,604,975 and retired debt in the amount of $176,482,316. The average cost of funds for 2002 was approximately 5.3%. We also maintain two lines of credit in the aggregate amount of $64 million, of which no funds were outstanding as of December 31, 2002. We have drawn $62,899,900 as of March 18, 2003 from these lines to acquire properties.

Although the loans we acquired are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis. At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of our properties may secure the debt of another of our properties.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was $55,594,392, $17,426,634 and $5,364,584 for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2002 compared to prior years is due primarily to the additional rental revenues and income generated from the operations of 39 properties owned at the beginning of the year plus 67 properties purchased during the year ended December 31, 2002, compared to the rental revenues and income generated from the operations of 12 properties owned for the entire year ended December 30, 2001 plus 27 properties purchased during 2001.

As of March 18, 2003, we had approximately $184,000,000 available for investment in additional properties. As of March 18, 2003 we are considering the acquisition of approximately $900,000,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our experience in raising money in our current offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Investing Activities

Cash flows used in investing activities were $851,248,937, $303,285,568 and $67,068,173 for the years ended December 31, 2002, 2001 and 2000, respectively. The cash flows used in investing activities were primarily due to the acquisition of 67, 27, and three properties for approximately $733,178,000, $292,700,000, and $64,700,000 during the years ended December 31, 2002, 2001 and 2000.

Our investment in securities at December 31, 2002, 2001 and 2000 consists principally of equity investments in various real estate investment trusts and energy related trusts and are classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the year ended December 31, 2002 in the amount of approximately $1,100,000, increasing our margin account by approximately $240,000. We purchased investment securities of approximately $5,200,000 and increased our margin account by approximately $2,800,000 for the same period in 2001. We purchased investment securities of approximately $1,300,000 and increased our margin account by approximately $400,000 for 2000.

In 2003, we anticipate that construction costs related to several development projects which were in progress as of December 31, 2002 as well as others which will commence in 2003. The expected aggregate costs to be paid related to the projects in process at December 31, 2002 are approximately $25,000,000, of which approximately $11,088,000 had been incurred as of December 31, 2002.

Cash Flows From Financing Activities

Cash provided by financing activities was $906,097,333, $285,728,779 and $71,498,936 for the years ended December 31, 2002, 2001 and 2000, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of approximately $775,314,000, $206,250,000, and $62,810,000 for the years ended December 31, 2002, 2001 and 2000. We also generated approximately $367,800,000, $104,800,000, and $37,800,000 from the issuance of new mortgages secured by 43, 33, and three of our properties for the years ended December 31, 2002, 2001 and 2000. We paid approximately $52,160,000, $15,960,000, and $6,100,000 in dividends to our stockholders for the years ended December 31, 2002, 2001 and 2000. The increased capital balances and increased dividend rate from $.75 per Share to $.83 per Share over the three years ended December 31, 2002 resulted in the increases in dividends declared. We also used approximately $176,500,000, $6,980,000 and $22,500,000 for the paydown of 11, one, and nine mortgages secured by our properties for the years ended December 31, 2002, 2001 and 2000.

Given the current size of our offerings, as of March 18, 2003, we could raise approximately $665,000,000 in additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,854,108	$1,034,419	$28,659,792	$43,535,808	$ 66,541,345	$266,995,569
Variable rate debt	18,681,521	--	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.51%	7.57%	6.80%	6.75%	6.21%
Variable rate debt	3.75%	N/A	3.03%	3.20%	3.25%	3.17%

Approximately $257,000,000, or 38%, of our mortgages payable at December 31, 2002 have variable interest rates averaging 3.27%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of March 18, 2003, interest expense increases by $2,570,000 on an annual basis.

As we continue to raise capital and acquire properties, matching our capital sources and uses is an important aspect of our business. As of March 18, 2003, we are considering the acquisition of $900,000,000 of properties. As of March 18, 2003, we have approximately $184,000,000 in cash available to acquire properties. We believe these funds, together with capital to be raised, anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these proposed acquisitions.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor As of December 31, 2002 and 2001, we had incurred $125,224,459 and $39,335,560 of offering costs, of which $111,594,678 and $30,981,962 was paid to affiliates. In accordance with the terms of the offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2002 and 2001, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the second follow-on offering. Any excess amounts at the completion of the second follow-on offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $ 79,614,867, $19,287,730 and $6,907,685 for the years ended December 31, 2002, 2001 and 2000, respectively, of which $1,309,885 and $773,191 was unpaid at December 31, 2002, and 2001.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2002, 2001 and 2000 we incurred $1,702,748, $538,306 and $257,840 of these costs, of which $515,204 and $332,831 remained unpaid as of December 31, 2002 and 2001.

An affiliate of the Advisor provides loan servicing to us for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $100,000,000 in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $ 145,085, $59,469 and $48,322 in the years ended December 31, 2002, 2001 and 2000.

The Advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of the Advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the years ended December 31, 2002, 2001 and 2000 we paid loan fees totaling $ 477,274, $177,436 and $23,438, to this affiliate.

We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the years ended December 31, 2002, 2001 and 2000 we incurred $ 5,293,000, none and $120,000 of asset management fees, of which $2,000,000 was unpaid at December 31, 2002. We neither paid nor accrued such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $4,870,084, $1,605,492 and $926,978 for the years ended December 31, 2002, 2001 and 2000. None remained unpaid as of December 31, 2002 and 2001.

Related Party Transactions. In December 2001 and January 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. As of December 31, 2002, $56,639 of guarantee fees had been incurred, of which none remained unpaid at December 31, 2002. All of the respective mortgages payable were paid off in June 2002.

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. The schedule excludes the following development projects: Blockbuster at Citrus Hills, Shoppes at Chalet Suzanne, Eckerd Drug Store-Gaffney, Eckerd Drug Store-Perry Creek, Southampton Village and Southwood Plantation.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	9	1,239,771	136,394,927
June 30, 2002	15	1,783,398	177,023,351
September 30, 2002	12	1,231,910	159,865,564
December 31, 2002	31	3,454,085	424,672,664
Total	106	13,550,686	$1,492,095,507
	====	========	===========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $90,974,084 for the year ended December 31, 2002 from $28,247,886 and $16,349,483 for the years ended December 31, 2001 and 2000. This increase is due primarily to 106 properties owned and operated throughout the year ended December 31, 2002 compared to 39 and 12 properties for the years ended December 31, 2001 and 2000.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Additional rental income increased to $20,537,164 for the year ended December 31, 2002 from $7,025,345 and $4,734,088 for the years ended December 31, 2001 and 2000. This increase is due primarily to 106 properties owned and operated throughout the year ended December 31, 2002 compared to 39 and 12 properties for the years ended December 31, 2001 and 2000.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by us. Interest and dividend income increased to $4,411,158 for the year ended December 31, 2002 from $2,103,810 and $845,013 for the years ended December 31, 2001 and 2000. This results primarily from increases in income and dividends from investment in securities, as well as interest earned on mortgage notes receivable funded throughout 2002 of approximately $100 million. This increase was offset by decreases in the interest rates of the short term instruments that we invest in, as well as the reduction of interest earned on a $1.1 million second mortgage receivable outstanding throughout 2001, which was repaid in January 2002.

Other Income. Other income decreased to $88,360 for the year ended December 31, 2002 from $377,722 and $195,329 for the years ended December 31, 2001 and 2000. This decrease is due to the losses realized on the sale of investment securities as well as losses realized due to other than temporary impairment of certain investment securities.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $915,333 for the year ended December 31, 2002 from $377,834 and $188,295 for the years ended December 31, 2001 and 2000. This increase results from additional professional services required as we raise capital, acquire properties and grow our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $907,129 for the year ended December 31, 2002 from $496,970 and $251,703 for the years ended December 31, 2001 and 2000. This increase results from the additional services required as we raise capital, acquire properties and grow our portfolio of investment properties. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, postage, and printing costs. These expenses increased to $532,145 for the year ended December 31, 2002 from $179,530 and $196,748 for the years ended December 31, 2001 and 2000. This increase results from the additional services required as we raise capital, acquire properties and grow our portfolio of investment properties.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $5,015,169 for the year ended December 31, 2002 from $1,664,961 and $926,978 for the years ended December 31, 2001 and 2000. This increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the year ended December 31, 2002 as compared to December 31, 2001 and 2000.

Property Operating Expenses to Non-Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $22,599,338 for the year ended December 31, 2002 from $8,513,035 and $5,352,184 for the years ended December 31, 2001 and 2000. This increase is primarily due to 106 properties owned and operated throughout the year ended December 31, 2002 as compared to 39 and 12 properties for the years ended December 31, 2001 and 2000.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $23,507,709 for the year ended December 31, 2002 from $9,712,221 and $8,126,587 for the years ended December 31, 2001 and 2000. This increase is due to the financing of additional properties owned and operated during the year ended December 31, 2002 as compared to the years ended December 31, 2001 and 2000. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $26,602,045 for the year ended December 31, 2002 from $8,324,023 and $4,581,748 for the years ended December 31, 2001 and 2000. This increase is due to 106 properties owned and operated throughout the year ended December 31, 2002 as compared to 39 and 12 properties for the years ended December 31, 2001 and 2000.

Amortization. Amortization expense increased to $2,793,352 for the year ended December 31, 2002 from $328,758 and $170,662 for the years ended December 31, 2001 and 2000. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible assets of approximately $14,551,000.

Additional Information

In the ordinary course of business, some of our tenants have announced that they have filed for bankruptcy or commenced financial restructuring. Under bankruptcy laws, tenants have the right to affirm or reject their leases with us. If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property. If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or affirm their lease at the beginning of the bankruptcy process, there is no assurance that the leases will not be rejected in the future. In addition, certain tenants may undergo restructuring and may close some unprofitable stores. Once a space is vacated by a bankrupt or restructured tenant, our policy is to actively attempt to re-lease the available space. Given this policy, and based on our experience, we believe that our reserves against the loss of the rent as a receivable are adequate.

As of March 18, 2003, six tenants individually occupying in excess of 10,000 square feet at six properties are currently in bankruptcy proceedings and are currently undergoing financial restructuring. None of these tenants individually or in aggregate represents greater than 5% of our space or revenue. We have four separate properties that have leases with Kmart, who has filed for Chapter 11 bankruptcy protection. As of February 2003, we have been informed by Kmart that they will be vacating the space at three of these properties and will affirm the lease at the fourth property. We have further been informed that Kmart intends to vacate these three properties by April 2003. While Kmart occupies the space, they continue to pay rent. We are currently discussing terms with potential replacement tenants at the three locations to be vacated. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates Kmart paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that Kmart's bankruptcy will not have a material adverse effect on us.

The table below includes individual tenants that occupy in excess of 10,000 square feet and are currently in bankruptcy proceedings or are currently undergoing financial restructuring, and whose space has not been re-leased.
Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Rent	Gross Receivable at 12/31/02	Reserve Balance*	Occupancy Status
Columbiana Station	Zany Brainy	Bankruptcy	10,600	151,050	--	--	Occupied (1)
Creekwood Crossing	Kmart	Bankruptcy	103,015	875,628	52,676	22,967	Occupied (1)
Gateway Market Center	Waccamaw's HomePlace	Bankruptcy (2)	35,000	344,919	48,867	48,867	Vacant
Kmart	Kmart	Bankruptcy	102,098	907,349	--	--	Occupied (1)
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	--	Occupied (1)
Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	30,445	30,445	Occupied (1)

*  The amount shown represents the amount reserves recorded by us against tenant receivables at December 31, 2002.

  The tenant has been paying rent on a consistent basis.
  The tenant has rejected the remainder of its lease.

We have purchased certain properties which have been identified to have an environmental concern. Substances found on these properties are considered contaminants under Federal environmental law. We evaluate the risks on an individual property basis, investigate and sometimes purchase separate environmental insurance, pursue indemnification agreements and/or claims against others, and pursue potentially available state funds for clean up purposes. As a result, we believe we are adequately protected against losses related to these environmental concerns.

Subsequent Events

We paid distributions of $8,281,370, $8,953,611 and $8,784,158 to our stockholders in January, February, and March 2003.

We issued 28,631,178 shares of common stock from December 31, 2002 through March 18, 2003, resulting in a total of 150,944,516 shares of common stock outstanding. As a result, as of March 18, 2003, subscriptions for a total of 147,234,289 shares were received resulting in total gross offering proceeds of $1,471,812,072 and an additional 4,261,753 shares were issued pursuant to the DRP for $40,486,653 of additional gross proceeds. We have repurchased 551,526 shares through our share repurchase program for $5,154,834.

We have signed an application for a $100,000,000 line of credit with Key Bank. Fundings under the line of credit will require interest payments based on a margin range depending upon certain provisions contained in the credit agreement. To date, we have not drawn on this line of credit.

We have acquired the following properties during the period January 1 to March 18, 2003. The respective acquisitions are summarized in the table below.

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

02/28/03	Capital Crossing Raleigh, NC	NC	1995	9,960,000	92,200	Lowe's Food Store Staples

02/28/03	Colonial Bardmore Promenade Largo, FL	NC	1991	17,100,000	152,667	Publix

02/28/03	Eckerd Drug Store Piedmont, SC	SU	2000	1,956,000	10,908	Eckerd Drug Store

02/28/03	Suwanee Crossroads Suwanee, GA	NC	2002	12,130,000	69,500	Dollar Tree

02/28/03	Concord Crossing Concord, NC	NC	1994	5,300,000	55,930	Bi-Lo Supermarket CVS Drug Store

02/28/03	Monroe Shopping Center Monroe, NC	NC	1994	3,520,000	45,080	Bi-Lo Supermarket

02/28/03	Paraiso Plaza Hialeah, FL	NC	1997	9,650,000	61,012	Publix

02/28/03	Sheridan Square Dania, FL	NC	1991	7,550,000	67,425	Publix Dollar Tree

02/28/03	Windsor Court Shopping Center Windsor, CT	NC	1993	14,605,000	78,480	Stop & Shop Block Buster Radio Shack

02/27/03	The Overlook at King of Prussia King of Prussia, PA	NC	2002	57,000,000	186,980	Best Buy Nordstrom Rack Regal Entertainment Theatre (ground lease)

02/14/03	Sharon Greens Outlot Cumming, GA	D	N/A	575,000	N/A	N/A

02/06/03	Commonwealth Center II Richmond, VA	NC	2002	22,275,000	175,392	Barnes & Noble Steinmart Michael's

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

02/05/03	Market Place at Mill Creek Buford, GA	NC	2000/1 2002/3	50,390,000	397,354	Toys 'R Us BORDER=0s Lines N Things Michaels

02/05/03	Stonecrest Marketplace Lithonia, GA	NC	2002	35,610,000	263,399	Babies 'R Us Linens 'N Things Ross Dress Marshalls

02/04/03	Oakley Plaza Asheville, NC	NC	1988	9,400,000	118,727	Bi-Lo Supermarket CVS Pharmacy

01/21/03	Springfield Park Lawrenceville, GA	NC	1992/ 2000	10,875,000	105,321	Hobby Lobby LA Fitness

1/21/03	Market Square Douglasville, GA	NC	1974/ 1990	13,050,000	121,774	Office Depot Petco Hancock Fabrics

1/17/03	Tequesta Shoppes Plaza Tequesta, FL	NC	1986	11,477,000	109,937	Publix Bealls Outlet

1/17/03	Camp Hill Harrisburg, PA	NC	1978/ 2002	7,800,000	58,180	Michael's Linens 'N Things

01/08/03	Eckerd Drug Store Portfolio of 19 Stores	SU	1999/ 2000

  Amherst, NY
  Buffalo, NY
  Cheektowaga, NY
  Dunkirk, NY
  Cheswick, PA
  Connellsville, PA
  Erie, PA
  Erie, PA
  Erie, PA
  Millcreek, PA
  Millcreek, PA
  Harborcreek,PA
  Monroeville, PA
  Monroeville, PA
  New Castle, PA
  Penn, PA
  Pittsburgh, PA
  Plum, PA
  Weirton,WV

		SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU		2,775,000 3,112,000 3,718,000 1,700,000 2,754,000 3,458,000 2,881,000 2,958,000 4,139,000 3,681,000 1,626,000 2,493,000 5,362,000 3,272,000 2,839,000 2,911,000 3,791,000 3,622,000 2,458,000	10,908 12,732 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 12,738 10,908 10,908 10,908 10,908 10,908 10,908

Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store

Type of Property

NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Retail Property
D	Development Project

The assumed mortgage debt and financings obtained subsequent to December 31, 2002, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate at 12/31/02	Maturity Date	Principal Borrowed ($)

3/11/03	Harundale Plaza Glen Burnie, MD	4.64%	4/2010	12,362,000

3/11/03	North Aiken Bi-Lo Aiken, SC	4.64%	4/2010	2,900,000

2/27/03	The Overlook at King of Prussia King of Prussia, PA	4.60%	03/2008	30,000,000

2/21/03	Marketplace at Mill Creek Buford, GA	1.850% over 30 days LIBOR	08/2003	28,900,000

2/21/03	Stonecrest Marketplace Lithonia, GA	1.850% over 30 days LIBOR	08/2003	20,000,000

2/19/03	Woodstock Square Woodstock, GA	1.75% over 30 day LIBOR	02/19/04	6,700,000

2/19/03	The Fountains Plantation, FL	1.75% over 30 day LIBOR	03/27/04	13,999,900

2/18/03	Forest Hills Wilson, NC	4.49%	03/2010	3,660,000

2/18/03	Gateway Plaza Jacksonville, NC	4.82%	03/2010	6,500,000

1/28/03	Market Square Shopping Center Douglasville, GA	7.02%	10/2008	8,390,000

1/8/03	Eckerds - Pool A Various Locations	4.94%	02/2010	9,874,000

1/8/03	Eckerds - Pool B Various Locations	4.97%	02/2010	9,490,000

1/8/03	Eckerds - Pool C Various Locations	4.97%	02/2010	7,537,000

We anticipate purchasing the following properties from unaffiliated third parties. We intend to purchase these properties with our own funds unless noted otherwise; however, we expect to place financing on the properties at a later date.

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Watercolor Crossings Watercolor, FL	D	To be built	7,248,000	43,200		Publix

Berry Town Center Davenport, FL	D	To be built	8,118,000	61,421		Publix

The Fountains Plantation, FL	NC	1989	66,139,000	408,807	(3)	Marshall's

Legacy Place Palm Beach Gardens, FL	D	To be built	73,480,000	308,500		Linens N Things

Creeks at Virginia Center Richmond, VA	NC	2001	39,000,000	266,359		Bed, Bath & Beyond Dick's Sporting Goods

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Lowe's Food/Stockbridge Commons Tega Cay, SC	NC	2003	10,605,000	79,100		Lowe's Food

Hartsville Crossing Shopping Center Hartsville, SC	NC	2001	7,474,000	71,120		Goody's

Midway Plaza	NC	1985	26,200,000	220,259		Publix
Tamarac, FL						Ross

Turkey Creek Pavilion	NC	2002	10,573,000	82,940		Ross
Phase II
Knoxville, TN

Westside Pavilion	NC	2002	56,057,000	504,364	(11)	--
Huntsville, AL

Walk at Highwood Preserve Phase II	NC	2003	6,577,000	28,427		Boston Market
Tampa, FL

Publix Center	NC	2003	11,828,000	100,838		Publix
Easley, SC						Ross

Westin Center Fayetteville, NC	NC	1995	5,800,000	69,950	(4)	Food Lion CVS/Pharmacy Family Dollar Store

Parkaire Landing Marietta, GA	NC	1996	19,534,000	160,881	(5)	World on Ice Royal Gourmet

Coleman Village Roswell, GA	NC	2000	15,989,000	90,958		Kroger

Old Alabama Alpharetta, GA	NC	2000	19,339,000	89,117		Fresh Market Walgreens LA Fitness

Centennial Village Roswell, GA	NC	1999	14,688,000	95,876		Kroger

Shoppes at Wendover Village Greensboro, NC	D	To be built	24,000,000	165,932		Ross Home Goods A.C. Moore

Village Center Mount Pleasant, WI	NC	2002/2003	24,000,000	217,103		Jewel Food Kohl's

Carlisle Commons Carlisle, PA	NC	2001	39,200,000	400,640	(6)	Wal-Mart Super Center

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312		Bi-Lo Eckerds Dollar Tree

Largo Towne Center Largo, MD	NC	1991	30,500,000	260,825		Shoppers Food Warehouse Marshall's Regency Furniture

Lexington Place Lexington, SC	NC	2003	8,397,000	83,167		TJ Maxx Ross

Starwood Heller New Jersey Portfolio

440 Commons Jersey City, NJ	NC	1997	18,085,000	162,533		Home Depot Seaman's Furniture Store

Edgewater Towne Center Edgewater, NJ	NC	2000	27,218,000	77,446	(7)	Whole Foods Supermarket Annie Sez

Brick Center Plaza Brick, NJ	NC	1999	19,392,000	114,028		Bed, Bath & Beyond Best Buy Seaman's Furniture Christian Fine Home Furnishings

East Hanover Plaza East Hanover, NJ	NC	1994	17,267,000	97,660		Sport Authority Office Max Chili's & Macaroni Grill NJ Pet Supply

Linden Plaza Linden, NJ	NC	1993/2001	31,766,000	275,431		Wal-mart Stop & Shop

Route 22 Retail Center Union, NJ	NC	1997	18,887,000	110,453	(8)	Circuit City Baby Superstore The Furniture King

Sony Theatre Complex East Hanover, NJ	NC	1993	12,023,000	70,549		Chuck E. Cheese Lowes Cinema

West Falls Plaza West Paterson, NJ	NC	1995	21,164,000	88,913		A & P 6th Avenue Electronics

BVT Portfolio

Publix at Brooker Creek Palm Harbor, FL	NC	1994	8,294,000	77,596	(9)	Publix

Valley Park Commons Hagerstown, MD	NC	1993	12,312,000	89,579	(10)	Martin's Food Store

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Paradise Portfolio

Paradise Place West Palm Beach, FL	NC	2003	10,873,000	74,620		Publix

Paradise Shoppes of Ellenwood Ellenwood, GA	NC	2003	10,354,000	67,721		Publix

Paradise Promenade Davie, FL	NC	2003	12,530,000	70,291		Publix

Plaza Del Paraiso Miami, FL	NC	2003	14,050,000	82,291		Publix

Shoppes at Lake Dow McDonough, GA	NC	2002	10,281,000	73,270		Publix

Shoppes of Lithia Brandon, FL	NC	2003	14,173,000	79,161		Publix

Shoppes at Paradise Point Ft. Walton Beach, FL	NC	2001	12,092,000	83,965		Publix

  Our acquisition costs may increase by additional costs, which have not yet been finally determined. We expect any additional costs to be insignificant.
  Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

  On February 18, 2003, we funded $44,812,000 as the initial draw of a $53,000,000 committed principal amount, eighteen-month loan, secured by a first mortgage on the Fountains shopping center in Plantation, Florida. The loan accrues interest at a rate of 9.5% per annum on the outstanding principal balance. We intend to acquire this property upon completion of the redevelopment of the property.
  As part of the purchase of Westin Center, we will assume the existing debt with a remaining balance of approximately $4,068,000. The loan requires principal and interest payment based on an annual rate of 7.36% and matures in 2011.
  As part of the purchase of Parkaire Landing, we will assume the modified existing debt with a remaining balance of approximately $11,676,000. The loan requires monthly interest payments based on an annual rate of 7.0% and matures in 2009.
  Initially, we intend to fund a $36,000,000 loan to the seller of Carlisle Commons. The loan will require interest only payments based on a rate of 8.446% per annum and will mature in September 2003. We have the right to acquire this property in September 2003.
  The gross leasable area includes 57,984 square feet of residential space, containing 64 apartment units.
  As part of the acquisition of the Route 22 Retail Center, we will assume the existing debt with a remaining principal balance of approximately $10,413, 000, after a $914,000 prepayment of principal. The loan requires interest only payments at a rate of 7.49% per annum and matures in 2008.

  As part of the purchase of this property, we will assume the existing modified debt with a remaining balance of approximately $4,510,000. The loan will require interest only payments based on an annual rate of 7.875% and will mature December 2004.

(10) The seller is currently negotiating with Martin's Food Store to expand into a portion of the currently vacant space. It is anticipated that the seller will provide a master lease on any vacant space at this property at the time of purchase.

(11) As of March 18, 2003 we have funded $46,054,458 to the developer of Westside Pavilion of the total $51,000,000 committed. Any amount outstanding on this commitment will be repaid at the time we purchase this property, assuming we exercise our right to close.

Type of Property

NC   Neighborhood and Community Multi-Tenant Retail Shopping Center

SU  Single User Property

 D  Development Project

As of March 18, 2003, we have leases with or intend to acquire properties with an aggregate of 7 tenants that are affiliates of Ahold NV. Ahold has recently disclosed potentially fraudulent or improper accounting treatment. Ahold also announced that its chief executive officer and chief financial officer will resign. We continue to monitor the situation although we do not know what impact, if any, these issues at Ahold will have on us.

Impact of Accounting Principles

On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APR Opinion No. 30. SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishment of debt shall be classified under the criteria in APB Opinion No. 30.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurements provisions of FIN 45 are applicable to guarantees issed or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Adoption of this statement will not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation required certain disclosures in the financial statements as of December 31, 2002 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We have accounted for fundings issued to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. Because the amounts funded in relation to the equity investment of the borrower in the underlying property, it is reasonably possible that we will be required to consolidate or disclose additional information with regards to the underlying investment properties' financial position when the statement becomes effective. Our maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at December 31, 2002 less amounts paid after year end which amounts to approximately $48,000,000.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2002, we owned 21 single-user triple-net leased properties.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,854,108	$1,034,419	$28,659,792	$43,535,808	$66,541,345	$266,995,569
Variable rate debt	18,681,521	--	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.51%	7.57%	6.80%	6.75%	6.21%
Variable rate debt	3.75%	N/A	3.03%	3.20%	3.25%	3.17%

The fair value of our debt approximates its carrying amount.

The principal balance of $257,000,930 or 38% of our mortgages payable at December 31, 2002, have variable interest rates averaging 3.27%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

We are currently working with lenders to obtain new financing to pay off certain of the loans that mature in 2003. We also expect to use proceeds from the offering to payoff a portion of the loans maturing in 2003. As part of our financing strategy, we prepare packages which are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2003 have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing to achieve our strategy objective.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of account for intangible assets in 2002.

KPMG LLP

Chicago, Illinois
March 21, 2003

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets
	2002	2001
Investment properties:
Land	$363,767,644	$145,662,393
Building and other improvements	1,124,824,956	447,333,253
Construction in progress-land	8,090,004	959,257
Construction in progress-buildings and other improvements	2,998,492	1,783,953

	1,499,681,096	595,738,856
Less accumulated depreciation	(40,737,139)	(14,135,094)

Net investment properties	1,458,943,957	581,603,762

Investment in joint venture	--	2,876,869
Mortgages receivable	100,975,017	1,100,000
Cash and cash equivalents	134,977,144	24,534,356
Restricted escrows	6,872,411	2,340,086
Restricted cash	11,220,834	4,711,746
Investment in securities	6,987,700	6,704,775
Accounts and rents receivable, (net of allowance of $1,024,720 and $840,903 as of December 31, 2002 and 2001 respectively)	13,975,832	4,439,492
Development receivables	928,363	--
Acquired in-place lease origination costs (net of accumulated amortization of $1,206,324 and none as of December 31, 2002 and 2001, respectively)	13,344,182	--
Acquired above market lease costs (net of accumulated amortization of $953,493 and none as of December 31, 2002 and 2001, respectively)	11,371,843	--
Leasing and Loan fees (net of accumulated amortization of $2,053,066 and $465,703 as of December 31, 2002 and 2001, respectively)	6,864,374	2,758,526
Other assets	1,226,702	518,207

Total assets	$1,767,688,359	$631,587,819
	==========	==========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

December 31, 2002 and 2001

Liabilities and Stockholders' Equity

	2002	2001
Liabilities:
Accounts payable	$483,944	$477,204
Development payables	2,558,834	54,700
Accrued offering costs due to affiliates	1,309,885	773,191
Accrued offering costs due to non-affiliates	117,540	274,800
Accrued interest payable to non-affiliates	1,844,071	714,478
Real estate taxes payable	237,366	--
Distributions payable	8,281,370	2,376,125
Security deposits	2,339,265	698,155
Mortgages payable	675,621,971	313,499,312
Prepaid rental and recovery income	1,762,106	594,592
Note and margin payable	3,402,071	6,260,483
Acquired below market lease costs (net of accumulated amortization of $748,287 and none as of December 31, 2002 and 2001, respectively)	9,946,024	--
Restricted cash liability	11,220,834	4,711,746
Other liabilities	369,523	52,296
Due to affiliates	2,515,204	332,831

Total liabilities	722,010,008	330,819,913

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 213,687,349 shares authorized, 122,313,103 and 35,891,718 issued and outstanding at December 31, 2002 and 2001, respectively	1,223,131	358,917
Additional paid-in capital (net of costs of Offering of
$125,224,459 and $39,335,560 at December 31, 2002 and 2001, respectively, of which $111,594,678 and $30,981,962 was paid or accrued to Affiliates, respectively)	1,091,208,613	316,759,170
Accumulated distributions in excess of net income	(45,848,709)	(15,282,504)
Accumulated other comprehensive loss	(906,684)	(1,069,677)

Total stockholders' equity	1,045,676,351	300,765,906

Commitments and contingencies (Notes 6, 7, 12 and 13)

Total liabilities and stockholders' equity	$1,767,688,359	$631,587,819
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the years ended December 31, 2002, 2001 and 2000
	2002	2001	2000
Income:
Rental income, net of amortization of above and below market lease costs	$90,974,084	$28,247,886	$16,349,483
Real estate tax recovery income	9,762,744	3,162,875	2,008,027
Common area cost recovery income	10,372,571	3,550,604	1,883,446
Additional rental income	401,849	311,866	842,615
Interest and dividend income	4,411,158	2,103,810	845,013
Other income, net of realized loss from investment securities	88,360	377,722	195,329

Total income	116,010,766	37,754,763	22,123,913

Expenses:
Professional services to affiliates	88,254	--	6,019
Professional services to non-affiliates	827,079	377,834	182,276
General and administrative expenses to affiliates	907,129	496,970	251,703
General and administrative expenses to non-affiliates	532,145	179,530	196,748
Advisor asset management fee	5,293,000	--	120,000
Property operating expenses to affiliates	5,015,169	1,664,961	926,978
Property operating expenses to non-affiliates	12,190,721	5,090,765	3,256,670
Real Estate Tax	10,408,617	3,422,270	2,095,514
Mortgage interest to non-affiliates	23,507,709	9,712,221	8,126,587
Depreciation	26,602,045	8,324,023	4,581,748
Amortization	2,793,352	328,758	170,662
Acquisition cost expenses to affiliates	9,908	22,989	118
Acquisition cost expenses to non-affiliates	340,352	141,799	148,376

Total expenses	88,515,480	29,762,120	20,063,399

Net income	$27,495,286	$7,992,643	$2,060,514

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	162,993	(999,781)	(69,896)

Comprehensive income	$27,658,279	$6,992,862	$1,990,618
	=========	=========	========

Net income per common share, basic and diluted	$.39	$.37	$.24
	=========	=========	========

Weighted average number of common shares outstanding, basic and diluted	70,243,809	21,682,783	8,590,250
	=========	=========	========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2002, 2001 and 2000
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2000	5,433,839	$ 54,338	$ 46,188,392	$ (1,228,865)	$ --	$45,013,865

Net income	--	--	--	2,060,514	--	2,060,514
Unrealized loss on investment securities	--	--	--	--	(69,896)	(69,896)
Distributions declared ($.77 per weighted average number of common shares outstanding)	--	--	--	(6,615,454)	--	(6,615,454)
Proceeds from Offering including DRP (net of Offering costs $8,464,547)	7,520,716	75,207	65,847,401	--	--	65,922,608
Shares repurchased	(58,785)	(588)	(531,413)	--	--	(532,001)

Balance at December 31, 2000	12,895,770	$ 128,957	$ 111,504,380	$ (5,783,805)	$ (69,896)	$105,779,636

Net income	--	--	--	7,992,643	--	7,992,643
Unrealized loss on investment securities	--	--	--	--	(999,781)	(999,781)
Distributions declared ($.81 per weighted average number of common shares outstanding)	--	--	--	(17,491,342)	--	(17,491,342)
Proceeds from Offering including DRP (net of Offering costs $22,813,954)	23,125,670	231,257	206,448,770	--	--	206,680,027
Shares repurchased	(129,722)	(1,297)	(1,193,980)	--	--	(1,195,277)

Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$ (1,069,677)	$300,765,906

Net income	--	--	--	27,495,286	--	27,495,286
Unrealized gain on investment securities	--	--	--	--	162,993	162,993
Distributions declared ($.83 per weighted average number of common shares outstanding)	--	--	--	(58,061,491)	--	(58,061,491)
Proceeds from Offering including DRP (net of Offering costs $85,888,899)	86,658,027	866,580	776,668,292	--	--	777,534,872
Shares repurchased	(236,642)	(2,366)	(2,218,849)	--	--	(2,221,215)

Balance at December 31, 2002	122,313,103	$ 1,223,131	$ 1,091,208,613	$ (45,848,709)	$ (906,684)	$ 1,045,676,351
	==========	========	===========	===========	=============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$27,495,286	$7,992,643	$2,060,514
Adjustments to reconcile net income:
Depreciation	26,602,045	8,324,023	4,581,748
Amortization	2,793,352	328,758	170,662
Realized loss on investment securities	508,375	--	--
Gain on sale of investment securities	(36,654)	(127,539)	--
Principal escrow	--	--	53,086
Rental income under master leases	1,780,102	1,675,983	365,552
Straight line rental income	(2,212,908)	(746,929)	(493,180)
Amortization of above and below market lease costs	205,206	--	--
Income from unconsolidated joint venture	(190,405)	(111,658)	--
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $183,817, $567,322 and $273,581 for 2002, 2001 and 2000	(7,323,433)	(945,306)	(922,864)
Other assets	(708,495)	(22,313)	(390,478)
Accrued interest payable to non-affiliates	1,129,593	85,270	210,205
Real estate tax payable	237,366	(205,919)	92,956
Accounts payable	6,740	451,674	6,136
Prepaid rental and recovery income	1,167,514	234,974	350,033
Other liabilities	317,227	(54,155)	(388,487)
Security deposits	1,641,109	384,230	81,555
Due to affiliates	2,182,372	162,898	(412,854)
Net cash provided by operating activities	55,594,392	17,426,634	5,364,584

Cash flows from investing activities:
Restricted escrows	(4,532,325)	(2,000,000)	382,618
Purchase of investment securities, net of change in margin account of $240,588, $2,809,108 and $352,376 for 2002, 2001 and 2000	(884,709)	(5,157,670)	(1,254,987)
Proceeds from sale of investment securities	508,781	1,927,227	--
Purchase of joint venture	--	(2,876,869)	--
Distributions from unconsolidated joint venture	190,405	111,658	--
Purchase of investment properties, net of change in development payables and receivables	(733,177,956)	(292,676,150)	(64,747,654)
Additions to investment properties, net of change in related payables	(11,994,653)	(2,458,996)	(306,962)
Leasing fees	(383,463)	(154,768)	(41,188)
Funding of mortgages receivable	(100,975,017)	--	(1,100,000)

Net cash used in investing activities	(851,248,937)	(303,285,568)	(67,068,173)

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from financing activities:
Proceeds from offerings	$863,044,337	$229,493,981	$74,387,155
Repurchase of shares	(2,221,215)	(1,195,277)	(532,001)
Payment of offering costs	(85,509,465)	(22,048,100)	(11,046,314)
Proceeds from issuance of debt	367,830,651	104,771,000	37,757,500
Principal payments of debt-balloon	(176,138,100)	(6,720,000)	(22,457,441)
Principal payments of debt-amortization	(344,216)	(257,199)	--
Principal payments of note payable	(3,099,000)	--	--
Loan fees	(5,309,413)	(2,352,192)	(511,259)
Distributions paid	(52,156,246)	(15,963,434)	(6,098,704)
Net cash provided by financing activities	906,097,333	285,728,779	71,498,936

Net (decrease) increase in cash and cash equivalents	110,442,788	(130,155)	9,795,347
Cash and cash equivalents, at beginning of year	24,534,356	24,664,511	14,869,164

Cash and cash equivalents, at end of year	$134,977,144	$24,534,356	$24,664,511
	=========	=========	=========

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $444,891, $116,648,
and $0 capitalized at December 31, 2002, 2001 and
2000, respectively	22,378,116	9,626,951	7,807,708
.	=========	=========	========

Restricted cash	(6,509,088)	(3,847,475)	(469,907)
Restricted cash liability	6,509,088	3,847,475	469,907
	=========	=========	========

Supplemental schedule of non-cash investing and financing activities:
	2002	2001	2000
Purchase of investment properties	$(909,504,920)	$(403,080,750)	$(64,747,654)
Assumption of mortgage debt	170,774,324	107,305,600	--
Investment in joint venture converted to investment property	2,876,869	--	--
Proceeds from mortgage receivable payoff	1,100,000	--	--
Net change in development payables	2,504,134	3,099,000	--
Net change in development receivables	(928,363)	--	--

Cash used to purchase investment properties	$(733,177,956)	$(292,676,150)	$(64,747,654)
	=========	=========	========
Additions to investment properties, unpaid	$2,558,834	$54,700	$--
	=========	=========	========
Distributions payable	$8,281,370	$2,376,125	$848,217
	=========	=========	========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "First Follow-On Offering") on a best efforts basis. As of August 29, 2002, the Company sold 50,000,000 shares from the First Follow-On Offering resulting in gross proceeds of $497,842,917, thereby completing the second offering. Concurrent with the First Follow-On Offering, the Company began a third offering on June 7, 2002 (the "Second Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of December 31, 2002, the Company has received subscriptions for a total of 56,005,766 Shares in the Second Follow-On Offering. In addition, the Company has issued 1,534,732 Shares pursuant to the Company's DRP. The Initial Offering, the First Follow-On Offering and the Second Follow-On Offering are collectively referred to as the "Offerings". As of December 31, 2002, the Company has repurchased a total of 425,149 Shares through the Company's Share Repurchase Program for $3,948,493.

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

Certain reclassifications have been made to 2000 and 2001 financial statements to conform with the 2002 presentations.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2002 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of December 31, 2002 and 2001, the company has recorded a payable of $3,402,071 and $3,161,484, respectively, for securities purchased on margin. During the years ended December 31, 2002 and 2001 the Company realized $471,721 of losses and $127,539 of gains on sale of investment securities, respectively. Of the investment securities held on December 31, 2002 and 2001, the Company has accumulated other comprehensive loss $ 906,684 and $1,069,677, respectively.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Adoption of this statement will not have a material effect on the Company's financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation required certain disclosures in the financial statements as of December 31, 2002 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has accounted for fundings issued to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. These receivables are typically secured by the underlying investment property and guarantees of the borrowers. Because the amounts funded in relation to the equity investment of the borrower in the underlying property, it is reasonably possible that the Company will be required to consolidate or disclose additional information with regards to the underlying investment properties' financial position when the statement becomes effective. . The Company's maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at December 31, 2002 less amounts paid after year end which amounts to approximately $48,000,000.

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

The Company capitalizes costs incurred during the development period, including direct and indirect costs incurred during the development period, such as construction, insurance, architectural costs, and legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables consist of retainage and other costs incurred and not yet paid pertaining to the development projects. The Company maintained development payables of $2,558,834 and $54,700 at December 31, 2002 and 2001, respectively. The Hillsboro Square development agreement was established such that the Company initially pays certain development costs and subsequently obtains a refund of these costs from the construction escrow. The development receivables consist of amounts due to the Company from this construction escrow as well as accrued interest on certain development notes receivable net of interest capitalized, further described in footnote 8. The Company maintained development receivables of $928,363 and none at December 31, 2002 and 2001, respectively.

Restricted escrows primarily consist of a lender restricted escrow and an earnout escrow. The earnout escrow was established upon the acquisition of an investment property for which the funds may be released to the seller when certain leasing conditions have been met.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The Company performs quarterly impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Based upon the Company's judgment, no permanent impairment was warranted for the years ending December 31, 2002, 2001 and 2000.

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires use of the purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values and review for impairment in accordance with SFAS 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). On January 1, 2002, the Company adopted SFAS 141 and SFAS 142. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 may not be amortized, but must be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until January 1, 2002. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets (acquired in-place lease origination cost and above market leases) and liabilities (acquired below market leases) relating to the Company's 2002 real estate acquisitions of approximately $14,551,000, $12,325,000 and $10,694,000, respectively. The portion of the purchase price allocated to acquired above market leases and acquired below market leases are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. This allocation was applied to 84 properties acquired. Amortization pertaining to the above market lease costs of $953,493 was applied as a reduction to rental income for the year ending December 31, 2002. Amortization pertaining to the below market lease costs of $748,287 was applied as an increase to rental income for the year ending December 31, 2002.

The portion of the purchase price allocated to acquired in-place lease origination costs are amortized on a straight line basis over the life of the related lease. This allocation was applied to 84 properties acquired. The Company incurred amortization expense pertaining to acquired in-place lease origination costs of $1,206,324 for the year ending December 31, 2002.

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

December 31, 2002 and 2001

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

The carrying amount of the Company's debt approximates fair value. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

Notes receivable relate to real estate financing arrangements that exceed one year bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

A note is considered impaired pursuant to Financial Accounting Standard's Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

(2)  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of limited liability companies ("LLC's") for which separate financial records are maintained. The Company has approximately a 99% controlling general partner interest of the operating partnership, and the Advisor owns the remaining, limited partner common units for which it paid $2,000. The Advisor's limited partner common units is reflected as minority interest in the accompanying Consolidated Financial Statement. The effects of all significant intercompany transactions have been eliminated.

Four individual LLCs formed by the Company each purchased a shopping center from an unaffiliated third party by paying cash and assuming the respective first mortgage financing for the properties known as Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion and Sarasota Pavilion. The Company formed the LLCs with Inland Real Estate Investment Corporation ("IREIC,") an affiliate of the Advisor, as an additional member in order to satisfy certain requirements of the lender. This requirement resulted in IREIC guaranteeing the loans and holding a majority voting interest in each LLC; however the Company retained all economic burdens and benefits of ownership of the respective properties throughout the guarantee period. As consideration for IREIC's guaranty of the loans, the Company paid IREIC an annual fee equal to 1/8% of the outstanding loan balance, paid monthly. The Consolidated Financial Statements include the accounts of the joint venture LLCs with IREIC and no provision for their minority interests have been reflected. In June, 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(3)  Services Provided by Affiliates of the Advisor

As of December 31, 2002 and 2001, the Company had incurred $125,224,459 and $39,335,560, respectively, of offering costs, of which $111,594,678 and $30,981,962 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross

Offering Proceeds. As of December 31, 2002 and 2001, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $ 79,614,867, $19,287,730, and $6,907,685 for the years ended December 31, 2002, 2001 and 2000, respectively, of which $1,309,885 and $773,191 was unpaid at December 31, 2002, and 2001, respectively.

The Advisor and its affiliates are entitled to reimbursement for general and administrative of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2002, 2001, and 2000 the Company incurred $1,702,748, $538,306, and $257,840, respectively of these costs, of which $515,204 and $332,831 remained unpaid as of December 31, 2002 and 2001, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $100,000,000 in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $ 145,085, $59,469 and $48,322 in the years ended December 31, 2002, 2001 and 2000, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the years ended December 31, 2002, 2001 and 2000 the Company paid loan fees totaling $ 477,274, $177,436 and $23,438, respectively, to this affiliate.

The Company is obligated to pay an advisor asset management fee of not more than 1% of the Company's net asset value. The Company's net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. The Company computes our net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the company for the following amounts if any: (1) the amounts by which the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year. (Average invested assets is the average of the total book value of

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month for which the Company is calculating the fee), or (ii) 25% of the Company's net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the years ended December 31, 2002, 2001, and 2000 the Company incurred $5,293,000, none, and $120,000 of asset management fees, of which $2,000,000 was unpaid at December 31, 2002. The Company neither paid nor accrued such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $4,870,084, $1,605,492 and $926,978 for the years ended December 31, 2002, 2001 and 2000, respectively. None remained unpaid as of December 31, 2002 and 2001, respectively.

In December, 2001 and January, 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July, 2002. The Company agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. As of December 31, 2002, $56,639 of guarantee fees related to the LLC's had been incurred, of which none remained unpaid at December 31, 2002. All of the respective mortgages payable were paid off in June, 2002.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of December 31, 2002 and 2001, options to acquire 13,500 and 12,000 Shares of common stock were outstanding.

In addition to sales commissions, the dealer manager of the Offering ("an affiliate of the Advisor") has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares with respect to the Initial and first Follow-On Offerings and the issuance of a maximum of 6,000,000 Soliciting Dealer Warrants to purchase an equivalent number of shares with respect to the second Follow-On Offering. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of December 31, 2002 and 2001, 4,788,966 and

1,410,473 warrants, respectively, had been issued. At December 31, 2002, these warrants had nominal value and none had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $3,993,746 and $2,213,644 as of December 31, 2002 and 2001, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2003	$142,171,830
2004	135,515,353
2005	126,395,667
2006	118,479,077
2007	106,967,369
Thereafter	782,161,867
Total	$1,411,691,163
===========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,212,908,

$746,929 and $493,180 for the years ended December 31, 2002, 2001 and 2000 respectively. The related accounts and rents receivable as of December 31, 2002, and 2001 were $3,588,133 and $1,375,225, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(6)  Mortgages Payable

Mortgages payable consist of the following at December 31, 2002 and 2001:

Property as collateral:
	Interest		Balance at
	Rate at	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	12/31/02	Date	2002	2001
Aberdeen Square	6.25%	Jan-07	3,670,000	3,670,000
Abernathy Square	6.29%	Mar-09	13,392,000	--
Anderson Central	7.63%	Sep-03	11,000,000	11,000,000
Bass Pro Outdoor World	5.93%	Aug-09	9,100,000	--
Brandon Boulevard Shoppes	6.24%	Mar-09	5,137,000	--
Casselberry Commons	7.64%	Apr-06	8,703,000	8,703,000
Chesterfield Crossings	5.50%	Sep-09	6,380,000	--
Chickasaw Trails Shopping Center	6.26%	Nov-06	4,400,000	4,400,000
Circuit City Plaza	5.50%	Sep-09	6,275,000	--
Circuit City Rome	5.50%	Sep-09	2,470,000	--
Circuit City Vero Beach	5.50%	Sep-09	3,120,000	--
Clayton Corners	7.25%	Apr-12	9,850,000	--
Columbia Promenade	7.61%	Feb-06	3,600,000	3,600,000
Countryside	6.54%	Jun-06	4,300,000	4,300,000
Cox Creek	7.09%	Mar-12	15,251,565	--
Crystal Springs	6.15%	Aug-09	4,070,000	--
Duvall Village	7.04%	Oct-12	9,476,625	--
Eckerd - Greenville	6.30%	Aug-09	1,540,400	--
Eckerd - Spartanburg	6.30%	Aug-09	1,541,600	--
Eisenhower Crossing	6.09%	Jan-07	16,375,000	16,375,000
Eisenhower Crossing II	6.12%	Jan-07	7,425,000	--
Forestdale Plaza	4.91%	Jan-10	3,319,000	--
Gateway Market Center	7.94%	Aug-05	10,425,000	10,425,000
Hairston Crossing	5.99%	Jul-09	3,655,000	--
Hampton Point	5.50%	Sep-09	2,475,000	--
Hillsboro Square	5.50%	Sep-09	12,100,000	--
Kmart	6.80%	Jun-06	4,655,000	4,655,000

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

	Interest		Balance at
	Rate at	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	12/31/02	Date	2002	2001

Lake Olympia Square	8.25%	Apr-07	5,478,984	5,631,788
Lake Walden Square	7.63%	Nov-07	9,699,828	9,825,487
Lakeview Plaza	8.00%	Mar-18	3,613,237	--
Lowe's Home Improvement Center	6.80%	Jun-06	4,845,000	4,845,000
McFarland Plaza	5.50%	Sep-09	8,425,000	--
Melbourne Shopping Center	7.68%	Mar-09	5,947,967	--
Merchants Square	7.25%	Nov-08	3,167,437	3,167,437
Northpoint Marketplace	5.50%	Sep-09	4,535,000	--
Oleander Shopping Center	7.80%	Nov-11	3,000,000	--
PETsMART-Chattanooga, TN	7.37%	Jun-08	1,303,800	1,303,800
PETsMART-Daytona Beach, FL	7.37%	Jun-08	1,361,200	1,361,200
PETsMART-Fredericksburg, VA	7.37%	Jun-08	1,435,000	1,435,000
Pleasant Hill	7.35%	Jun-05	17,120,000	17,120,000
Presidential Commons	6.80%	Dec-07	24,066,555	--
Presidential Commons	2.50%	Nov-06	2,000,000	--
Riverstone Plaza	5.50%	Sep-09	17,600,000	--
Rosedale Shopping Center	7.94%	Jun-11	13,300,000	--
Sand Lake Corners	6.80%	Jun-08	11,900,000	11,900,000
Sexton Commons	4.50%	Dec-09	4,400,000	--
Sharon Greens	6.07%	Sep-09	6,500,000	--
Shoppes at Lake Mary	4.91%	Jan-10	6,250,000	--
Shoppes on the Circle	7.92%	Nov-10	12,200,088	--
Southlake Shopping Center	7.25%	Nov-08	7,683,755	--
Sycamore Commons	5.11%	Sep-09	20,000,000	--
Target Center	6.02%	Aug-09	4,192,000	--
Town Center Commons	7.00%	Apr-06	4,750,000	4,750,000
Walk at Highwoods I	5.50%	Sep-09	13,230,000	--
Wakefield Crossing	4.50%	Dec-09	5,920,000	--
Ward's Crossing	5.50%	Sep-09	6,090,000	--
West Oaks	6.80%	Jun-06	4,900,000	4,900,000

Total Fixed Rate Mortgages Payable			$ 418,621,041	$ 133,367,712

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

	Interest		Balance at
	Rate at	Maturity	December 31,	December 31,
Variable Rate Mortgages payable	12/31/02	Date	2002	2001

Bartow Marketplace	3.09%	Sep-06	13,475,000	13,475,000
Boynton Commons	3.07%	Mar-08	15,125,000	15,125,000
Bridgewater Marketplace	3.36%	Sep-06	2,987,500	2,987,500
Citrus Hills	3.31%	Feb-07	3,000,000	--
Columbia Promenade	N/A	Feb-02	--	1,800,000
Conway Plaza	3.03%	Jun-05	5,000,000	5,000,000
Creekwood Crossings	N/A	Mar-03	--	14,000,000
Creekwood Crossings	4.00%	Mar-07	11,750,000	--
Douglasville Pavilion	N/A	Jul-02	--	20,000,000
Douglasville Pavilion	3.11%	Jul-07	14,925,000	--
Douglasville Pavilion	3.11%	Jul-03	1,360,000	--
Fayetteville Pavilion	N/A	Jul-02	--	20,133,000
Fayetteville Pavilion	3.11%	Jul-07	15,940,000	--
Fayetteville Pavilion	3.11%	Jul-03	1,450,000	--
Gateway Market Center	N/A	Aug-02	--	5,212,500
Jo-Ann Fabrics	3.07%	Aug-08	2,450,000	2,450,000
Just For Feet-Augusta	3.18%	Mar-07	1,668,000	--
Just For Feet-Covington	3.18%	Mar-07	1,885,000	--
Just For Feet-Daytona	3.19%	Sep-06	2,000,000	2,000,000
Lakewood Ranch	3.29%	Oct-09	4,400,000	--
Newnan Pavilion	3.11%	Jul-07	18,999,243	--
Newnan Pavilion	3.11%	Jul-03	1,727,128	--
Sarasota Pavilion	3.46%	Jul-07	19,000,000	--
Sarasota Pavilion	3.46%	Jul-07	2,000,000	--
Sarasota Pavilion	4.46%	Jul-03	8,850,000	--
Skyview Plaza	3.31%	Nov-06	10,875,000	10,875,000
Southlake Pavilion	3.11%	Jul-07	31,723,316	--
Southlake Pavilion	3.11%	Jul-03	2,879,393	--
Southlake Pavilion	N/A	Jul-02	--	8,500,000
Southlake Pavilion	N/A	Jul-02	--	31,240,000
Steeplechase Plaza	2.94%	Apr-07	4,651,350	--
Stonebridge Square	3.18%	Jul-07	10,900,000	--
Turkey Creek Phase I	3.11%	Jul-03	1,100,000	--
Turkey Creek Phase I	3.11%	Jul-07	12,120,000	--
Universal Plaza	4.00%	Apr-07	4,970,000	--
Venture Pointe	N/A	Jul-02	--	13,333,600
Venture Pointe	3.11%	Jul-07	14,475,000	--
Venture Pointe	3.11%	Jul-03	1,315,000	--
Woodstock Square	3.26%	Aug-08	14,000,000	14,000,000

Total Variable Rate Mortgages Payable			$ 257,000,930	$ 180,131,600

Total Mortgages Payable			$ 675,621,971	$ 313,499,312
			============	============

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The Company believes it can achieve the optimum balance between risk and return to its shareholders by leveraging its properties at approximately 50% of their value. The Company also believes that it can borrow at the lowest overall cost of funds by placing individual financing on each of the properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

The majority of the Company's loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR plus a spread ranging from 150 to 185 basis points. Fixed-rate loans bear interest based on corresponding treasury instruments plus a spread of 130 to 175 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans may be prepaid with a penalty after specific lockout periods.

During 2002, the Company closed on or assumed debt with a principal amount of $538,604,975 and retired debt in the amount of $176,482,316. The average cost of funds for 2002 was approximately 5.3%. The Company also maintained two lines of credit in the aggregate amount of $64 million, of which no funds were outstanding as of December 31, 2002.

Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis. At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is placed.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The following table shows the debt maturing during the next five years and the weighted average interest rate as of December 31, 2002 related to that debt.
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,854,108	$1,034,419	$28,659,792	$43,535,808	$66,541,345	$266,995,569
Variable rate debt	18,681,521	--	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.51%	7.57%	6.80%	6.75%	6.21%
Variable rate debt	3.75%	N/A	3.03%	3.20%	3.25%	3.17%

The principal balance of $257,000,930 or 38% of the Company's mortgages payable at December 31, 2002, have variable interest rates averaging 3.27%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company paid off all of the debt that matured during 2002. The maturing debt was repaid primarily from the new financing obtained. The replacement financing obtained were for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

(7) Note payable

On November 30, 2001, the Company issued a note payable related to the purchase of Eisenhower Crossing. The note was payable and was repaid when the seller met certain leasing conditions, which occurred in May 2002.

(8) Development and Mortgage Notes Receivable

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

On August 29, 2002, the Company assumed a mortgage note receivable to fund a maximum of $44,000,000 used by the borrower for the construction of a shopping center known as Westside Centre Shopping Center in Huntsville, Alabama. The note maintains a stated interest rate of 9.25% per annum and matures on April 2, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $44,000,000. The note receivable balance at December 31, 2002 is $44,000,000. The Company, at its option, may elect to purchase the shopping center upon completion of the development.

On October 28, 2002, the Company agreed to fund a development receivable for a maximum of $1,295,000 for the tenant buildout at a shopping center known as Southlake Pavilion in Morrow, Georgia. The note maintains a stated interest rate of 9.00% per annum and matures on December 31, 2005. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $1,295,000. The note receivable outstanding balance at December 31, 2002 is $734,438.

On October 31, 2002, the Company funded a mortgage note receivable on 19 Eckerd stores located in Pennsylvania, New York, and West Virginia totaling 210,906 square feet. The principal amount of $53,000,000 was secured by first mortgages on the properties. The interest rate of the note was 5.6% per annum and was due to mature January 8, 2003. On January 8, 2003, the Company exercised its option to purchase these properties and this mortgage note receivable was fully repaid to the Company.

On November 19, 2002, the Company agreed to fund a second mortgage note receivable for $7,000,000 to be used by the borrower for the construction of a shopping center known as Westside Centre in Huntsville, Alabama. The note maintains a stated rate of interest of 9.00% per annum and matures on April 2, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $7,000,000. The note receivable balance at December 31, 2002 is $1,500,017. The Company, at its option, may elect to purchase the shopping center upon completion of the development.

On December 18, 2002, the Company agreed to fund a development receivable for a maximum of $2,100,000 for tenant buildout relating to H.H. Gregg at Southlake Pavilion in Morrow, Georgia. The note maintains a stated interest rate of 9.00% per annum and matures on December 31, 2005. The note required monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $2,100,000. The note receivable outstanding balance at December 31, 2002 is $193,925.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(9)  Investment in Joint Ventures

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

(10)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland and Texas. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The net property operations and net income are summarized in the following tables as of and for the years ended December 31, 2002, 2001 and 2000, along with reconciliation to net income.
	2002	2001	2000

Property rental and additional rental income	$111,511,248	35,273,231	21,083,571
Other property operating income	560,081	250,183	76,836
Total property operating expenses	27,614,507	10,177,996	6,279,162
Mortgage interest	23,507,709	9,712,221	8,126,587

Net property operations	60,949,113	15,633,197	6,754,658

Interest and dividend income	4,411,158	2,103,810	845,013
Other income/(loss)	(471,721)	127,539	118,493
Less non-property expenses:
Professional services	915,333	377,834	188,295

General and administrative expenses	1,439,274	676,500	448,451
Acquisition cost expenses	350,260	164,788	148,494
Advisor asset management fee	5,293,000	--	120,000
Depreciation and amortization	29,395,397	8,652,781	4,752,410

Net income	$27,495,286	7,992,643	2,060,514
	=============	=============	=============

The following table summarizes property asset information as of December 31, 2002 and 2001

	December 31, 2002	December 31, 2001
Total assets:
Shopping centers	$1,458,943,957	581,603,762
Non-segment assets	308,744,402	49,984,057

	$1,767,688,359	631,587,819
	=============	=============

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(11)  Earnings per Share

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

As of December 31, 2002, 2001 and 2000, warrants to purchase 4,788,966, 1,410,473 and 506,713, respectively, shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average numbers of common shares outstanding were 70,243,809, 21,682,783 and 8,590,250 for the years ended December 31, 2002, 2001 and 2000, respectively.

(12) Commitments and Contingencies

On February 18, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space. Phase I costs are expected to be approximately $119 per square foot of leasable space; these costs include the developer's profit and the costs of the land for Phase II. Total costs incurred through December 31, 2002 including land, amounted to $11,304,931 of which $474,197 remained unpaid at December 31, 2002. The total cost may be adjusted upward or downward based on the actual lease rates achieved. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,400 square feet of leasable space. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the property at a later date.

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties to be leased as Eckerd Drug Stores for approximately 24,700 gross leasable square feet. The land parcels were acquired from an unaffiliated third party for $2,078,261. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the properties at a later date. The parcels are located in Concord, North Carolina and Tega City, South Carolina. Total costs incurred through December 31, 2002, including land, amounted to approximately $5,091,645 of which $615,709 remained unpaid at December 31, 2002.

On July 1, 2002, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina. Total costs incurred through December 31, 2002, including land, amounted to approximately $2,882,115 of which $406,907 remained unpaid at December 31, 2002.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

On September 12, 2002, the Company acquired 3.1 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,053,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,856,000 for 10,908 gross leasable square feet. The parcel is located in Raleigh, North Carolina. Total costs incurred through December 31, 2002, including land, amounted to approximately $1,774,715 of which $262,136 remained unpaid at December 31, 2002.

On October 18, 2002, the Company acquired approximately 14.2 acres of land and simultaneously contracted for the development of a new Publix store and some shopping space. The parcel was acquired from an unaffiliated third party for approximately $800,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $6,883,502 for 62,500 gross leasable square feet. The parcel is located in Tallahassee, Florida. Total costs incurred through December 31, 2002, including land, amounted to approximately $1,936,935 of which $ 434,718 remained unpaid at December 31, 2002.

On November 12, 2002, the Company acquired 9.84 acres of land and simultaneously contracted for the development of a new Publix store and some shopping space. The parcel was acquired from an unaffiliated third party for approximately $2,492,776. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $9,010,787 for 77,900 gross leasable square feet. The parcel is located in Tyrone, Georgia. Total costs incurred through December 31, 2002, including land, amounted to approximately $2,762,315 of which $241,020 remained unpaid at December 31, 2002.

On December 23, 2002, the Company acquired 2.6 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $990,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,813,000 for 13,813 gross leasable square feet. The parcel is located in Gaffney, South Carolina. Total costs incurred through December 31, 2002, including land, amounted to approximately $1,173,111 of which $45,900 remained unpaid at December 31, 2002.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

(13) Subsequent Events

The Company paid distributions of $8,281,370, $8,953,611 and $8,784,158 to its stockholders in January, February, and March 2003, respectively.

The Company issued 28,631,178 Shares of Common Stock from December 31, 2002 through March 18, 2003, resulting in a total of 150,944,516 Shares of Common Stock outstanding. As a result, as of March 18, 2003, subscriptions for a total of 147,234,289 Shares were received resulting in total gross offering proceeds of $1,471,812,072 and an additional 4,261,753 Shares were issued pursuant to the DRP for $40,486,653 of additional gross proceeds. The Company has repurchased 551,526 Shares through its Share Repurchase Program for $5,154,834.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The Company has signed an application for a $100,000,000 line of credit with Key Bank. Fundings under the line of credit will require interest payments based on a margin range depending upon certain provisions contained in the credit agreement. To date, the Company has not drawn on the line of credit.

The Company has acquired the following properties during the period January 1 to March 18, 2003. The respective acquisitions are summarized in the table below.

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

02/28/03	Capital Crossing Raleigh, NC	NC	1995	9,960,000	92,200	Lowe's Food Store Staples

02/28/03	Colonial Bardmore Promenade Largo, FL	NC	1991	17,100,000	152,667	Publix

02/28/03	Eckerd Drug Store Piedmont, SC	SU	2000	1,956,000	10,908	Eckerd Drug Store

02/28/03	Suwanee Crossroads Suwanee, GA	NC	2002	12,130,000	69,500	Dollar Tree

02/28/03	Concord Crossing Concord, NC	NC	1994	5,300,000	55,930	Bi-Lo Supermarket CVS Drug Store

02/28/03	Monroe Shopping Center Monroe, NC	NC	1994	3,520,000	45,080	Bi-Lo Supermarket

02/28/03	Paraiso Plaza Hialeah, FL	NC	1997	9,650,000	61,012	Publix

02/28/03	Sheridan Square Dania, FL	NC	1991	7,550,000	67,425	Publix Dollar Tree

02/28/03	Windsor Court Shopping Center Windsor, CT	NC	1993	14,605,000	78,480	Stop & Shop Blockbuster Radio Shack

02/27/03	The Overlook at King of Prussia King of Prussia, PA	NC	2002	57,000,000	186,980	Best Buy Nordstrom Rack Regal Entertainment Theatre (ground lease)

02/14/03	Sharon Greens Outlot Cumming, GA	D	N/A	575,000	N/A	N/A

02/06/03	Commonwealth Center II Richmond, VA	NC	2002	22,275,000	175,392	Barnes & Noble Steinmart Michael's

02/05/03	Market Place at Mill Creek Buford, GA	NC	2000/1 2002/3	50,390,000	397,354	Toys 'R Us BORDER=0s Linens 'N Things Michael's

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

02/05/03	Stonecrest Marketplace Lithonia, GA	NC	2002	35,610,000	263,399	Babies 'R Us Linens 'N Things Ross Dress Marshalls

02/04/03	Oakley Plaza Asheville, NC	NC	1988	9,400,000	118,727	Bi-Lo Supermarket CVS Pharmacy

01/21/03	Springfield Park Lawrenceville, GA	NC	1992/ 2000	10,875,000	105,321	Hobby Lobby LA Fitness

1/21/03	Market Square Douglasville, GA	NC	1974/ 1990	13,050,000	121,774	Office Depot Petco Hancock Fabrics

1/17/03	Tequesta Shoppes Plaza Tequesta, FL	NC	1986	11,477,000	109,937	Publix Bealls Outlet

1/17/03	Camp Hill Harrisburg, PA	NC	1978/ 2002	7,800,000	58,180	Michael's Linens 'N Things

01/08/03	Eckerd Drug Store Portfolio of 19 Stores	SU	1999/ 2000

  Amherst, NY
  Buffalo, NY
  Cheektowaga, NY
  Dunkirk, NY
  Cheswick, PA
  Connellsville, PA
  Erie, PA
  Erie, PA
  Erie, PA
  Millcreek, PA
  Millcreek, PA
  Harborcreek,PA
  Monroeville, PA
  Monroeville, PA
  New Castle, PA
  Penn, PA
  Pittsburgh, PA
  Plum, PA
  Weirton,WV

		SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU SU		2,775,000 3,112,000 3,718,000 1,700,000 2,754,000 3,458,000 2,881,000 2,958,000 4,139,000 3,681,000 1,626,000 2,493,000 5,362,000 3,272,000 2,839,000 2,911,000 3,791,000 3,622,000 2,458,000	10,908 12,732 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 10,908 12,738 10,908 10,908 10,908 10,908 10,908 10,908

Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store
Eckerd Drug Store

Type of Property
NC					Neighborhood and Community Multi-Tenant Retail Shopping Center
SU					Single User Retail Property
D					Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The assumed mortgage debt and financings obtained subsequent to December 31, 2002, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate at 12/31/02	Maturity Date	Principal Borrowed ($)

3/11/03	Harundale Plaza Glen Burnie, MD	4.64%	4/2010	12,362,000

3/11/03	North Aiken Bi-Lo Aiken, SC	4.64%	4/2010	2,900,000

2/27/03	The Overlook at King of Prussia King of Prussia, PA	4.60%	03/2008	30,000,000

2/21/03	Marketplace at Mill Creek Buford, GA	1.85% over 30 days LIBOR	08/2003	28,900,000

2/21/03	Stonecrest Marketplace Lithonia, GA	1.85% over 30 days LIBOR	08/2003	20,000,000

2/19/03	Woodstock Square Woodstock, GA	1.75% over 30 day LIBOR	02/19/04	6,700,000

2/19/03	The Fountains Plantation, FL	1.75% over 30 day LIBOR	03/27/04	13,999,900

2/18/03	Forest Hills Wilson, NC	4.49%	03/2010	3,660,000

2/18/03	Gateway Plaza Jacksonville, NC	4.82%	03/2010	6,500,000

1/28/03	Market Square Shopping Center Douglasville, GA	7.02%	10/2008	8,390,000

1/8/03	Eckerds - Pool A Various Locations	4.94%	02/2010	9,874,000

1/8/03	Eckerds - Pool B Various Locations	4.97%	02/2010	9,490,000

1/8/03	Eckerds - Pool C Various Locations	4.97%	02/2010	7,537,000

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The Company anticipates purchasing the following properties from unaffiliated third parties. The Company intends to purchase these properties with its own funds unless noted otherwise; however, the Company expects to place financing on the properties at a later date.

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Watercolor Crossings Watercolor, FL	D	To be built	7,248,000	43,200		Publix

Berry Town Center Davenport, FL	D	To be built	8,118,000	61,421		Publix--

The Fountains Plantation, FL	NC	1989	66,139,000	408,807	(3)	Marshall's

Legacy Place Palm Beach Gardens, FL	D	To be built	73,480,000	308,500		Linens N Things

Creeks at Virginia Center Richmond, VA	NC	2001	39,000,000	266,359		Bed, Bath & Beyond Dick's Sporting Goods

Lowe's Food/Stockbridge Commons Tega Cay, SC	NC	2003	10,605,000	79,100		Lowe's Food

Hartsville Crossing Shopping Center Hartsville, SC	NC	2001	7,474,000	71,120		Goody's

Midway Plaza	NC	1985	26,200,000	220,259		Publix
Tamarac, FL						Ross

Turkey Creek Pavilion	NC	2002	10,573,000	82,940		Ross
Phase II
Knoxville, TN

Westside Pavilion	NC	2002	56,057,000	504,364	(11)	--
Huntsville, AL

Walk at Highwood Preserve Phase II	NC	2003	6,577,000	28,427		Boston Market
Tampa, FL

Publix Center	NC	2003	11,828,000	100,838		Publix
Easley, SC						Ross

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Westin Center Fayetteville, NC	NC	1995	5,800,000	69,950	(4)	Food Lion CVS/Pharmacy Family Dollar Store

Parkaire Landing Marietta, GA	NC	1996	19,534,000	160,881	(5)	World on Ice Royal Gourmet

Coleman Village Roswell, GA	NC	2000	15,989,000	90,958		Kroger

Old Alabama Alpharetta, GA	NC	2000	19,339,000	89,117		Fresh Market Walgreens LA Fitness

Centennial Village Roswell, GA	NC	1999	14,688,000	95,876		Kroger

Shoppes at Wendover Village Greensboro, NC	D	To be built	24,000,000	165,932		Ross Home Goods A.C. Moore

Village Center Mount Pleasant, WI	NC	2002/2003	24,000,000	217,103		Jewel Food Kohl's

Carlisle Commons Carlisle, PA	NC	2001	39,200,000	400,640	(6)	Wal-Mart Super Center

Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312		Bi-Lo Eckerds Dollar Tree

Largo Towne Center Largo, MD	NC	1991	30,500,000	260,825		Shoppers Food Warehouse Marshall's Regency Furniture

Lexington Place Lexington, SC	NC	2003	8,397,000	83,167		TJ Maxx Ross

Starwood Heller New Jersey Portfolio
440 Commons Jersey City, NJ	NC	1997	18,085,000	162,533		Home Depot Seaman's Furniture Store

Edgewater Towne Center Edgewater, NJ	NC	2000	27,218,000	77,446	(7)	Whole Foods Supermarket Annie Sez

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Brick Center Plaza Brick, NJ	NC	1999	19,392,000	114,028		Bed, Bath & Beyond Best Buy Seaman's Furniture Christian Fine Home Furnishings

East Hanover Plaza East Hanover, NJ	NC	1994	17,267,000	97,660		Sport Authority Office Max Chili's & Macaroni Grill NJ Pet Supply

Linden Plaza Linden, NJ	NC	1993/2001	31,766,000	275,431		Wal-mart Stop & Shop

Route 22 Retail Center Union, NJ	NC	1997	18,887,000	110,453	(8)	Circuit City Baby Superstore The Furniture King

Sony Theatre Complex East Hanover, NJ	NC	1993	12,023,000	70,549		Chuck E. Cheese Lowes Cinema

West Falls Plaza West Paterson, NJ	NC	1995	21,164,000	88,913		A & P 6th Avenue Electronics

BVT Portfolio

Publix at Brooker Creek Palm Harbor, FL	NC	1994	8,294,000	77,596	(9)	Publix

Valley Park Commons Hagerstown, MD	NC	1993	12,312,000	89,579	(10)	Martin's Food Store

Paradise Portfolio

Paradise Place West Palm Beach, FL	NC	2003	10,873,000	74,620		Publix

Paradise Promenade Davie, FL	NC	2003	12,530,000	70,291		Publix

Paradise Shoppes of Ellenwood Ellenwood, GA	NC	2003	10,354,000	67,721		Publix

Plaza Del Paraiso Miami, FL	NC	2003	14,050,000	82,291		Publix

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Shoppes at Lake Dow McDonough, GA	NC	2002	10,281,000	73,270		Publix

Shoppes of Lithia Brandon, FL	NC	2003	14,173,000	79,161		Publix

Shoppes at Paradise Point Ft. Walton Beach, FL	NC	2001	12,092,000	83,965		Publix

  The Company's acquisition costs may increase by additional costs, which have not yet been finally determined. The Company expects any additional costs to be insignificant.
  Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

  On February 18, 2003, we funded $44,812,000 as the initial draw of a $53,000,000 committed principal amount, eighteen-month loan, secured by a first mortgage on the Fountains shopping center in Plantation, Florida. The loan accrues interest at a rate of 9.5% per annum on the outstanding principal balance. We intend to acquire this property upon completion of the redevelopment of the property.
  As part of the purchase of Westin Center, we will assume the existing debt with a remaining balance of approximately $4,068,000. The loan requires principal and interest payment based on an annual rate of 7.36% and matures in 2011.
  As part of the purchase of Parkaire Landing, we will assume the modified existing debt with a remaining balance of approximately $11,676,000. The loan requires monthly interest payments based on an annual rate of 7.0% and matures in 2009.
  Initially, we intend to fund a $36,000,000 loan to the seller of Carlisle Commons. The loan will require interest only payments based on a rate of 8.446% per annum and will mature in September 2003. We have the right to acquire this property in September 2003.
  The gross leasable area includes 57,984 square feet of residential space, containing 64 apartment units.
  As part of the acquisition of the Route 22 Retail Center, we will assume the existing debt with a remaining principal balance of approximately $10,413, 000, after a $914,000 prepayment of principal. The loan requires interest only payments at a rate of 7.49% per annum and matures in 2008.

  As part of the purchase of this property, we will assume the existing modified debt with a remaining balance of approximately $4,510,000. The loan will require interest only payments based on an annual rate of 7.875% and will mature December 2004.

  INLAND RETAIL REAL ESTATE TRUST, INC.
     (a Maryland corporation)

  Notes to Consolidated Financial Statements
  (continued)

  December 31, 2002 and 2001

  The seller is currently negotiating with Martin's Food Store to expand into a portion of the currently vacant space. It is anticipated that the seller will provide a master lease on any vacant space at this property at the time of purchase.

(11) As of March 18, 2003 we have funded $46,054,458 to the developer of Westside Pavilion of the total $51,000,000 committed. Any amount outstanding on this commitment will be repaid at the time we purchase this property, assuming we exercise our right to close.

Type of Property

NC  Neighborhood and Community Multi-Tenant Retail Shopping Center

SU  Single User Property

 D  Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

(14) Supplemental Financial Information (unaudited)

The following represents the results of operations, for the each quarterly period, during the years 2002 and 2001.
	2002
	Dec. 31	Sept. 30	June 30	March 31
Total income	40,214,075	30,261,772	24,720,394	20,814,525
Net income	8,800,927	7,485,220	5,928,019	5,281,120

Net income, per common share, basic and diluted:	.07	.10	.10	.12

	2001
	Dec. 31	Sept. 30	June 30	March 31
Total income	12,951,279	9,397,548	8,463,790	6,942,146
Net income	2,816,429	2,045,728	1,888,267	1,242,219

Net income, per common share, basic and diluted:	.09	.09	.10	.09

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

December 31, 2002 and 2001

The Company has acquired a substantial number of properties throughout the years 2002 and 2001. The following table provides unaudited proforma net income based on the assumption that acquisitions were consummated as of the beginning of the period, January 1, 2001. This information is not necessarily indicative of what the actual net property operations and net income would have been, nor does it suggest what future results will be.

	(unaudited)	(unaudited)
	2002	2001

Property rental and additional rental income	$158,986,825	119,459,492
Other property operating income	592,243	276,605
Total property operating expenses	38,570,399	28,627,325
Mortgage interest	30,186,971	28,065,495

Net property operations	90,821,698	63,043,277

Interest and dividend income	4,411,158	2,103,810
Other income/(loss)	(471,721)	166,924
Less non-property expenses:
Professional services	915,333	377,834

General and administrative expenses	1,439,274	676,500
Acquisition cost expense	350,260	164,788
Advisor asset management fee	7,378,040	3,473,465
Depreciation and amortization	41,547,998	31,310,998

Net income	$43,130,230	29,310,426
	=============	=============

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Aberdeen Square
Boynton Beach, FL	$ 3,670,000	$ 1,948,473	$ 4,768,166	$ (125,266)	$1,948,473	$ 4,642,900	$ 6,591,373	$ 212,532	1990	10/01
Abernathy Square
Atlanta, GA	13,392,000	8,054,652	16,076,111	(346,858)	8,054,652	15,729,253	23,783,905	675,554	1983/1994	12/01
Acworth Avenue Retail
Shopping Center
Acworth, GA	--	959,257	1,875,198	(21,421)	959,257	1,853,777	2,813,035	82,686	2001	12/00
Anderson Central
Anderson, SC	11,000,000	2,219,839	13,642,727	(411,842)	2,219,839	13,230,885	15,450,725	589,989	1999	11/01
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	78,339	6,098,178	18,386,610	24,484,787	2,120,157	1995	09/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	2,739,515	1998	07/99
Brandon Blvd. Shoppes
Brandon, FL	5,137,000	1,894,787	7,587,323	(145,568)	1,894,787	7,441,755	9,336,542	314,577	1994	11/01
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	609,566	1998	09/99
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	250,644	6,702,658	11,442,556	18,145,214	1,418,428	1973/1998	12/99
Chatham Crossing
Siler City, NC	--	971,620	2,992,100	(104,139)	971,620	2,887,961	3,859,581	--	2002	12/02
Chesterfield Crossings
Richmond, VA	6,380,000	2,791,620	8,190,130	(89,954)	2,791,620	8,100,176	10,891,796	199,758	2000	06/02
Chickasaw Trails
Shopping Center
Orlando, FL	4,400,000	1,723,260	6,907,737	(108,194)	1,723,260	6,799,543	8,522,804	348,660	1994	08/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Circuit City Plaza
Orlando, FL	$ 6,275,000	$3,756,672	$ 7,761,404	$ (111,424)	$3,756,672	$ 7,649,980	$ 11,406,652	$ 163,512	1999	07/02
Citrus Hills
Citrus Hills, FL	3,000,000	841,567	5,185,586	(210,707)	841,567	4,974,879	5,816,446	201,985	1994	12/01
City Crossing
Warner Robins, GA	--	1,893,133	12,750,925	(259,555)	1,893,133	12,491,370	14,384,503	36,571	2001	11/02
Clayton Corners
Clayton, NC	9,850,000	1,615,060	13,379,346	(517,492)	1,615,060	12,861,854	14,476,914	91,385	1999	11/02
Columbia Promenade
Kissimmee, FL	3,600,000	1,483,737	5,956,206	(6,206)	1,483,737	5,950,000	7,433,737	471,562	2000	01/01
Columbiana Station
Columbia, SC	--	7,486,111	39,128,619	(1,017,690)	7,486,111	38,110,929	45,597,040	--	1999	12/02
Comp USA Retail Center
Newport News, VA	--	2,261,885	5,062,238	(72,395)	2,261,885	4,989,843	7,251,728	18,308	1999	11/02
Conway Plaza
Orlando, FL	5,000,000	2,215,324	6,332,434	220,268	2,215,324	6,552,702	8,768,026	778,114	1985/1999	02/00
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	899,250	1997	10/99
Cox Creek
Florence, AL	15,251,565	4,256,549	14,974,285	(217,062)	4,256,549	14,757,223	19,013,772	177,775	2001	09/02
Creekwood Crossing
Bradenton, FL	11,750,000	6,376,185	17,239,607	(214,153)	6,376,185	17,025,454	23,401,639	756,512	2001	11/01
Crystal Springs
Shopping Center
Crystal Springs, FL	4,070,000	1,064,112	6,413,838	(132,598)	1,064,112	6,281,240	7,345,352	173,860	2001	04/02
Douglasville Pavilion
Douglasville, GA	16,285,000	6,540,781	20,836,192	(537,482)	6,540,781	20,298,710	26,839,491	697,159	1998	12/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Duvall Village
Bowie, MD	$ 9,476,625	$4,000,000	$ 9,045,904	$ (567,835)	$4,000,000	$ 8,478,069	$ 12,478,069	$ 57,498	1998	12/01
Eisenhower Crossing I & II
Macon, GA	23,800,000	7,487,472	35,804,354	(617,481)	7,487,472	35,186,873	42,674,345	1,427,255	2001/2002	11/01,03/02
Fayetteville Pavilion
Fayetteville, NC	17,390,000	7,114,584	19,783,655	92,152	7,343,653	19,646,737	26,990,391	743,387	1998/2001	12/01
Forest Hills Centre
Wilson, NC	--	1,582,094	5,093,270	(60,720)	868,647	5,745,997	6,614,644	62,606	1989	09/02
Forestdale Plaza
Jamestown, NC	3,319,000	1,262,754	5,407,118	(98,897)	1,262,754	5,308,221	6,570,975	91,287	2001	08/02
Gateway Market Center
St. Petersburg, FL	10,425,000	6,351,847	14,576,808	114,644	6,351,847	14,691,452	21,043,299	1,266,249	1999/2000	09/00
Gateway Plaza - Jacksonville
Jacksonville, NC	--	2,906,103	8,959,217	1,144,923	2,906,103	10,104,141	13,010,244	65,988	2000/2001	11/02
Gateway Plaza - Conway
Conway, SC	--	912,466	5,382,247	(118,660)	912,466	5,263,587	6,176,053	--	2002	12/02
Golden Gate
Greensboro, NC	--	3,644,643	6,899,915	832,606	3,644,643	7,732,521	11,377,165	46,597	1962/2002	10/02
Goldenrod Groves
Orlando, FL	--	3,048,044	6,128,605	284,082	3,048,044	6,412,687	9,460,732	20,944	1985/1998	10/02
Hairston Crossing
Decatur, GA	3,655,000	1,066,527	5,563,132	(27,873)	1,066,527	5,535,259	6,601,786	203,964	2001/2002	02/02
Hampton Point
Taylors, SC	2,475,000	1,072,903	3,453,395	(30,717)	1,072,903	3,422,678	4,495,581	77,761	1993	05/02
Harundale Plaza
Glen Burnie, MD	--	9,869,539	14,882,463	(752,130)	9,869,539	14,130,333	23,999,872	85,103	1999	11/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Hillsboro Square
Deerfield Beach, FL	$ 12,100,000	$ 6,157,134	$ 12,828,066	$ 2,044,245	$5,780,000	$ 15,249,445	$ 21,029,445	$ 318,664	1978/2002	06/02
Jones Bridge Plaza
Norcross, GA	--	1,791,065	5,734,426	(68,599)	1,791,065	5,665,827	7,456,892	36,124	1999	11/02
Lake Olympia Square
Ocoee, FL	5,478,984	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	931,453	1995	09/99
Lake Walden Square
Plant City, FL	9,699,827	3,006,662	11,549,586	222,953	3,006,662	11,772,539	14,779,201	1,748,967	1992	05/99
Lakeview Plaza
Kissimmee, FL	3,613,237	842,077	5,345,819	(114,665)	842,077	5,231,154	6,073,231	--	1998	12/02
Lakewood Ranch
Bradenton, FL	4,400,000	3,426,105	6,067,556	(270,692)	3,426,105	5,796,864	9,222,969	37,797	--	11/02
Logger Head Junction
Sarasota, FL	--	344,321	320,738	(14,646)	344,321	306,092	650,413	11,853	1980/1984	02/02
McFarland Plaza
Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	(315,354)	2,325,039	12,618,211	14,943,250	260,776	1999	07/02
Meadowmont Village Center
Chapel Hill, NC	--	2,948,143	23,860,318	(726,370)	2,948,143	23,133,949	26,082,092	--	2002	12/02
Melbourne Shopping Center
Melbourne, FL	5,947,966	2,382,330	7,459,634	194,642	2,382,330	7,654,276	10,036,606	211,877	1999	04/02
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	702,763	1993	06/99
Newnan Pavilion
Newnan, GA	20,726,371	8,560,550	24,553,440	731,801	8,987,539	24,858,251	33,845,791	677,531	1998/2002	03/02
North Aiken Bi-Lo Center
Aiken, SC	--	660,000	5,156,040	(109,234)	660,000	5,046,806	5,706,806	33,332	2002	11/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Northpoint Marketplace
Spartanburg, SC	$ 4,535,000	$ 809,351	$ 7,459,725	$ (390,200)	$ 809,351	$ 7,069,525	$ 7,878,875	$ 166,352	2001	05/02
Oleander Shopping Center
Wilmington, NC	3,000,000	794,912	4,425,726	(121,373)	794,912	4,304,353	5,099,265	109,492	1989	05/02
Plant City Crossing
Plant City, FL	--	2,660,804	8,218,061	(336,238)	2,660,804	7,881,823	10,542,627	--	2001	11/02
Pleasant Hill
Duluth, GA	17,120,000	4,805,830	29,526,305	(284,560)	4,805,830	29,241,745	34,047,575	2,873,743	1997/2000	05/00
Presidential Commons
Snellville, GA	26,066,555	9,001,185	36,030,481	(718,316)	9,001,185	35,312,165	44,313,350	111,751	2000	11/02
River Ridge
Birmingham, AL	--	6,487,314	20,004,535	(459,500)	6,487,314	19,545,035	26,032,349	63,797	2001	11/02
Riverstone Plaza
Canton, GA	17,600,000	5,672,769	26,270,288	(809,212)	5,672,769	25,461,076	31,133,844	692,937	1998	04/02
Rosedale Shopping Center
Huntersville, NC	13,300,000	2,913,676	16,630,071	(27,949)	2,913,676	16,602,123	19,515,798	--	2000	11/02
Sand Lake Corners
Orlando, FL	11,900,000	6,091,246	16,164,600	(105,878)	6,091,246	16,058,722	22,149,968	1,119,585	1998/2000	05/01
Sarasota Pavilion
Sarasota, FL	29,850,000	17,273,845	24,826,101	(297,297)	17,273,845	24,528,804	41,802,649	820,140	1999	01/02
Sexton Commons
Fuquay Varina, NC	4,400,000	799,852	7,223,004	(125,873)	799,852	7,097,131	7,896,983	132,864	2001/2002	08/02
Sharon Greens
Cumming, GA	6,500,000	3,593,247	9,468,907	(262,809)	3,593,247	9,206,098	12,799,345	234,402	2001	05/02
Shoppes at Citiside
Charlotte, NC	--	2,009,614	7,696,077	(115,877)	2,009,614	7,580,199	9,589,814	--	2002	12/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Shoppes at Lake Mary
Lake Mary, FL	$ 6,250,000	$ 3,618,581	$ 7,521,439	$ (83,168)	$3,618,581	$ 7,438,271	$ 11,056,851	$ 99,040	2001	08/02
Shoppes at New Tampa
Wesley Chapel, FL	--	6,007,635	13,187,920	724,451	6,007,635	13,912,370	19,920,006	--	2002	12/02
Shoppes of Golden Acres
Newport Richey, FL	--	3,900,000	6,930,734	388,231	3,900,000	7,318,965	11,218,965	74,884	2002	02/02
Shoppes on the Circle
Dothan, AL	12,200,088	1,544,088	13,468,413	15,313	1,544,088	13,483,726	15,027,814	88,308	2000	11/02
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	586,794	7,460,820	14,458,242	21,919,062	708,290	1994/1998	09/01
Southlake Pavilion
Morrow, GA	34,602,709	7,830,719	48,545,944	2,759,304	8,402,373	50,733,593	59,135,966	1,651,294	1996/2001	12/01
Southlake Shopping Center
Cornelius, NC	7,683,755	3,633,377	9,999,573	(97,016)	3,633,377	9,902,557	13,535,933	35,386	2001	11/02
Steeplechase Plaza
Ocala, FL	4,651,350	1,554,810	7,092,510	359,348	1,618,271	7,388,398	9,006,668	282,427	1993	12/01
Stonebridge Square
Roswell, GA	10,900,000	4,582,728	14,946,585	104,551	4,865,527	14,768,337	19,633,864	338,061	2001/2002	06/02
Sycamore Commons
Matthews, NC	20,000,000	7,995,359	30,188,891	(505,039)	7,995,359	29,683,852	37,679,212	565,687	2001/2002	07/02
Target Center
Columbia, SC	4,192,000	1,994,642	5,677,919	(99,602)	1,994,642	5,578,317	7,572,959	179,133	2002	04/02
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,262)	3,293,792	6,319,573	9,613,365	863,839	1998	07/99
Turkey Creek Phase I
Knoxville, TN	13,220,000	3,973,419	17,788,597	131,707	4,054,200	17,839,523	21,893,723	738,519	2001	01/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Universal Plaza
Lauderhill, FL	$ 4,970,000	$ 3,571,566	$ 6,300,870	$ (620,803)	$3,571,566	$ 5,680,067	$ 9,251,633	$ 230,150	2002	01/02
Venture Pointe
Duluth, GA	15,790,000	10,878,572	15,654,530	185,203	10,878,571	15,839,734	26,718,305	548,592	1996	12/01
Village Square at Golf
Boynton Beach, FL	--	4,536,806	14,000,584	(70,783)	4,536,806	13,929,801	18,466,607	45,432	1983/2002	11/02
Wakefield Crossing
Raleigh, NC	5,920,000	2,151,750	8,642,715	(190,542)	2,151,750	8,452,173	10,603,923	169,935	2001	08/02
Walk at Highwoods I
Tampa, FL	13,230,000	7,423,113	16,575,476	(698,077)	7,423,113	15,877,399	23,300,511	327,970	2001	07/02
Ward's Crossing
Lynchburg, VA	6,090,000	2,661,733	8,438,070	(208,031)	2,661,733	8,230,039	10,891,772	237,335	2001	06/02
West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	27,585	4,514,559	6,733,895	11,248,455	463,995	2000	03/01
Woodstock Square
Atlanta, GA	14,000,000	5,516,733	22,079,359	(51,107)	5,516,733	22,028,252	27,544,985	1,265,140	2001	06/01

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Bass Pro Outdoor World
Dania Beach, FL	$ 9,100,000	$ 6,938,145	$ 11,281,774	$ (187,305)	$6,938,145	$ 11,094,469	$ 18,032,614	$ 199,600	1999	06/02
Circuit City-Cary
Cary, NC	--	1,876,188	3,773,564	(33,065)	1,876,188	3,740,499	5,616,687	35,699	2000	09/02
Circuit City-Rome
Rome, GA	2,470,000	662,211	3,813,902	(39,890)	662,211	3,774,012	4,436,224	66,482	2001	06/02
Circuit City-Vero Beach
Vero Beach, FL	3,120,000	1,985,167	3,663,277	(37,084)	1,985,167	3,626,193	5,611,360	65,845	2001	06/02
Eckerd Drug Store - Blackstock
Spartanburg, SC	--	850,144	1,872,737	(21,725)	850,144	1,851,012	2,701,155	35,312	2002	08/02
Eckerd Drug Store - Concord
Concord, NC	--	725,000	1,313,566	175,659	725,000	1,489,225	2,214,225	9,050	2002	04/02
Eckerd Drug Store - Greenville
Greenville, SC	1,540,400	1,470,306	1,357,205	(34,819)	1,470,306	1,322,386	2,792,692	57,818	2001	11/01
Eckerd Drug Store - Spartanburg
Spartanburg, SC	1,541,600	757,850	2,049,000	(8,612)	757,850	2,040,388	2,798,238	102,591	2001	12/01
Eckerd Drug Store - Tega Cay
Tega Cay, SC	--	1,156,000	1,388,212	392,023	1,156,000	1,780,235	2,936,235	9,631	2002	04/02
Eckerd Drug Store - Woodruff
Woodruff, SC	--	950,000	1,525,208	379,490	950,000	1,904,698	2,854,698	5,320	2002	07/02
Jo-Ann Fabrics
Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,126	143,347	2000	06/01
Just for Feet - Augusta
Augusta, GA	1,668,000	697,307	2,357,037	(26,283)	697,307	2,330,754	3,028,060	80,664	1999	02/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Just For Feet - Covington
Covington, LA	$ 1,885,000	$ 1,218,745	$ 2,228,638	$ (31,180)	$1,218,745	$ 2,197,458	$ 3,416,204	$ 75,911	1999	02/02
Just for Feet - Daytona
Daytona Beach, FL	2,000,000	1,651,300	2,249,996	(24,737)	1,651,300	2,225,259	3,876,559	108,955	1998	08/01
K-Mart
Macon, GA	4,655,000	1,172,127	7,858,709	--	1,172,127	7,858,709	9,030,835	616,603	2000	02/01
Lowe's Home Improvement Center
Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	560,250	2000	02/01
PETsMART - Chattanooga
Chattanooga, TN	1,303,800	775,738	2,327,215	--	775,738	2,327,215	3,102,953	129,289	1995	04/01
PETsMART - Daytona Beach
Daytona Beach, FL	1,361,200	809,449	2,428,348	--	809,449	2,428,348	3,237,798	134,908	1996	04/01
PETsMART - Fredericksburg
Fredericksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	142,082	1997	04/01
Rainbow Foods - Garland
Garland, TX	--	1,248,572	3,849,672	(98,796)	1,248,578	3,750,865	4,999,444	--	1994	11/02
Rainbow Foods -Rowlett
Rowlett, TX	--	1,128,295	3,475,459	(91,520)	1,128,295	3,383,940	4,512,235	22,114	1995/2001	11/02

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Development Projects	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Citrus Hills - Blockbuster
Citrus Hills, FL	$ --	$ --	$ 171,516	$ --	$ --	$ 171,516	$ 171,516	$ --	--	12/01
Eckerd Drug Store - Gaffney
Gaffney, SC	--	1,038,630	134,480	--	1,038,630	134,481	1,173,111	--	--	12/02
Eckerd Drug Store - Perry Creek
Raleigh, NC	--	918,925	855,790	--	918,925	855,790	1,774,715	--	--	09/02
Shoppes at Chalet Suzanne
Lake Wales, FL	--	3,101,850	168,054	--	3,101,850	168,054	3,269,904	--	--	12/02
Southampton Village
Tyrone, GA	--	2,183,059	579,256	--	2,183,059	579,256	2,762,315	--	--	11/02
Southwood Plantation
Tallahassee, FL	--	847,540	1,089,395	--	847,540	1,089,395	1,936,935	--	--	10/02

Total:	675,621,971	371,298,471	1,131,885,532	(3,502,906)	371,857,648	1,127,823,448	1,499,681,097	40,737,139
	==========	=========	==========	===========	=========	==========	===========	============

INLAND RETAIL REAL ESTATE TRUST, INC.
 (a Maryland corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2002

Notes:

  The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

  The aggregate cost of real estate owned at December 31, 2002 for Federal income tax purposes was approximately $1,518,758,000 (unaudited).

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
  Reconciliation of real estate owned:

	2002	2001

Balance at beginning of year	$595,738,856	$191,862,088
Purchases of property	909,909,220	403,093,755
Additions	11,994,653	2,458,996
Payments received under master leases and principal escrow	(1,780,102)	(1,675,983)
Acquired in-place lease origination costs	(14,550,506)	--
Acquired above market lease costs	(12,325,336)	--
Acquired below below market lease costs	10,694,311	--

Balance at end of year	$1,499,681,096	$595,738,856
	============	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$14,135,094	$5,811,071
Depreciation expense	26,602,045	8,324,023

Balance at end of year	$40,737,139	$14,135,094
	===========	==========

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants or other reportable events during 2002.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

Our current officers and directors and their positions are as follows:

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

The Inland Group, Inc. or Inland, together with its subsidiaries and its and their affiliates (collectively, the "Inland Affiliated Companies" or the "Inland Organization"), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation or IREIC, a subsidiary of Inland, and one of the Inland Affiliated Companies, is the sponsor and organizer of the Company. Inland Retail Real Estate Advisory Services, Inc., or the Advisor, is a wholly owned subsidiary of IREIC. Inland Securities Corporation or ISC, another of the Inland Affiliated Companies, is the Dealer Manager of our offerings. ISC was formed in 1984 and is qualified to do business as a securities broker-dealer throughout the United States. Since its formation, ISC has provided the marketing function for distribution of the investment products sponsored by IREIC. ISC does not render such services to anyone other than the Inland Affiliated Companies. Our senior management includes executives of the Inland Affiliated Companies named above.

  ROBERT D. PARKS (age 59) has been with The Inland Group Inc. ("Inland") and its affiliates since 1968 and is one of the four original principals. He has been our chairman, chief executive officer, and an affiliated director since our formation in 1998. He is a director of The Inland Group as well as chairman of our sponsor. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is still a director of Inland Real Estate Corporation. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp. He is a director of our Advisor, a director of Inland Securities Corporation ("Inland Securities"), and a Trustee of Inland Mutual Fund Trust.

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

  BARRY L. LAZARUS (age 55) has been president, chief operating officer and an affiliated director of the Company since its formation in 1998, and has been Treasurer and Chief Financial Officer of the Company since June 1999. After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original controller and was later promoted to Treasurer. From 1973 to 1979 he supervised all corporate and partnership accounting and tax matters, and managed corporate financial affairs. In 1979 Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987 the Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990 Mr. Lazarus was Vice President of Finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest homebuilder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the Southeastern and Southwestern United States, as well as maintaining investor relations.

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

  DANIEL K. DEIGHAN (age 62) has been an Independent Director of the Company since September 1998. He is an appraiser, who holds the MAI designation from the American Institute of Real Estate Appraisers (the predecessor to the Appraisal Institute), and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in some courts in New York in eminent domain and other appraisal matters. Mr. Deighan is President of Florida Property Consultants Group, which has its office in Port St. Lucie, Florida. That firm is successor to Deighan Appraisal Associates, Inc. and its predecessors, which Mr. Deighan formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida. Since February 1996, he has been Vice-President of Southern Property Consultants, Inc., a firm which specializes in real estate tax appeals.

Deighan Appraisal Associates, Inc. was honored as the "Business of the Year" in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan is past Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. Degree from Sienna College, Albany, New York.

  MICHAEL S. ROSENTHAL (age 45) has been an Independent Director of the Company since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm's predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary. Mr. Rosenthal received both his B.A. Degree and his law degree from the University of Florida.

  KENNETH E. MASICK (age 56) has been an Independent Director of the Company since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm's audit and accounting department and is responsible for the firm's quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions. Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as treasurer and director of Oak Brook Financial Group, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

  ROBERTA S. MATLIN (age 58) has been Vice President--Administration of the Company since its formation in 1998. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President--Investments of IREIC, directing IREIC's day-to-day internal operations. She has also been Vice President-Administration of IREC from March 1995 to July 2000. Ms. Matlin is a Director of IREIC, ISC and Inland Real Estate Advisory Services, Inc. the Advisor to IREC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

  STEVEN D. SANDERS (age 52) has been our Vice President of Acquisitions since our formation. Mr. Sanders has been an officer of Inland Acquisitions, one of our Affiliates since 1993 and its Senior Vice President since 1997. He was President of our Property Manager between May of 1998 and March of 2000. He has been involved in the real estate industry, continuously since 1970. His real estate career began with Carlsberg Financial Corporation in Los Angeles, California, a sponsor of national real estate limited partnerships that acquired office, industrial, multi-family, Manufactured home parks and retail properties throughout the United States. As Regional Director of Acquisitions, Mr. Sanders' responsibilities included identification, analysis, negotiations and closings of properties in the eastern United States, on behalf of Carlsberg Financial Corporation sponsored partnerships. In 1979 and 1980, Mr. Sanders worked for R&B Development, Los Angeles, California, as Director of Acquisitions for multi-family properties acquired for ultimate conversions to condominiums. In 1981, he formed Irvine Properties, Inc. which offered real estate consultation, brokerage and management services to local and national investors. In 1984, Mr. Sanders joined Univest Real Estate Corporation, Tampa, Florida, an affiliate of Inland, and spearheaded the acquisition of multi-family properties throughout the state of Florida. In 1988, he formed Florida Country Clubs, Inc., which acquired and operated three golf and country clubs located in Orlando, Florida. In 1991, Mr. Sanders acquired interests in additional golf and country clubs on the east and west coasts of Florida. In 1993 he rejoined Inland at its Oak Brook, Illinois headquarters with the primary responsibility of acquiring shopping centers for IREC.

  SCOTT W. WILTON (age 42) has been our secretary since August 2000. Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton is involved in all aspects of our business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management. He received B.S. degrees in economics and history from the University of Illinois at Champaign in 1982 and his law degree from Loyola University of Chicago, Illinois in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate and corporate transactions and litigation.

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

Mr. Lazarus was paid $175,000 and $100,000 in 2002 and 2001 respectively, and reimbursement for out-of-pocket expenses for his services as President, Chief Operating Officer, Treasurer and Chief Financial Officer of the Company. His "at will" employment is based on an oral agreement. Mr. Lazarus will devote substantially all of his time to the Company's business.

The Company pays its Independent Directors an annual fee of $5,000. Messrs. Deighan, Rosenthal and Masick were paid fees of $14,250 and $10,500 each in 2002 and 2001, respectively, $6,200, $5,700, and $6,200, respectively in 2000 for their services as Independent Directors. In addition, each Independent Director receives $500 for attending in person or $250 for attending by telephone each meeting of the Board of Directors or a committee thereof. Officers of the Company who are Directors (Messrs. Parks and Lazarus) are not paid fees for serving as directors.

Under the Company's Independent Director Stock Option Plan, each Independent Director is entitled to be granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 Shares will be exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $9.05 per share. As of December 31, 2002, options to acquire 13,500 Shares had been issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 18, 2003 regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) as of March 18, 2003, any person known to us to be the beneficial owner of more than 5% of the shares.

	Number of Shares Beneficially	Percent
Name of Beneficial Owner	Owned (1)	of Class

Robert D. Parks	68,193 (2)	*
Barry L. Lazarus	11,050	*
Daniel K. Deighan	5,292 (3)	*
Michael S. Rosenthal	7,650 (3)	*
Kenneth E. Masick	6,874 (3)	*
Roberta S. Matlin	343	-
Steven D. Sanders	-	-
Scott W. Wilton	-	-
All Directors and Executive Officers as a group (8 persons)	99,402 (2)	*

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

Item 13.  Certain Relationships and Related Transactions

For the year ended December 31, 2002, we incurred a total of $125,224,459 of organizational and offering costs, of which $111,594,678 was paid or accrued to affiliates.

As of December 31, 2002 and 2001, we had incurred $125,224,459 and $39,335,560, respectively, of offering costs, of which $111,594,678 and $30,981,962 was paid to affiliates. Pursuant to the terms of the offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2002 and 2001, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the second follow-on offering. Any excess amounts at the completion of the second follow-on offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $ 79,614,867, $19,287,730, and $6,907,685 for the years ended December 31, 2002 and 2001, respectively, of which $1,309,885 and $773,191 was unpaid at December 31, 2002, and 2001.

The Advisor and its affiliates are entitled to reimbursement for general and administrative of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2002, 2001 and 2000 we incurred $1,702,748, $538,306, and $257,840 of these costs, of which $515,204 and $332,831 remained unpaid as of December 31, 2002 and 2001.

An affiliate of the Advisor provides loan servicing to us for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $100,000,000 in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $145,085, $59,469 and $48,322 in the years ended December 31, 2002, 2001 and 2000.

The Advisor has contributed $200,000 to our capital for which it received 20,000 Shares.

We used the services of an affiliate of the Advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the years ended December 31, 2002, 2001 and 2000 we paid loan fees totaling $477,274, $177,436 and $23,438 to this affiliate.

We are obligated to pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we calculate the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the years ended December 31, 2002, 2001 and 2000 we incurred $5,293,000, none, and $120,000 of asset management fees, of which $2,000,000 was unpaid at December 31, 2002. We neither paid nor accrued such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $4,870,084, $1,605,492 and $926,978 for the years ended December 31, 2002, 2001 and 2000, respectively. None remained unpaid as of December 31, 2002 and 2001, respectively.

In December 2001 and January 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. As of December 31, 2002, $56,639 of guarantee fees related to the LLC's had been incurred, of which none remained unpaid at December 31, 2002. All of the respective mortgages payable were paid off in June 2002.

Item 14: Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Notwithstanding the foregoing, the Company, as part of its routine business operations, continuously reviews its policies, and procedures and systems applications in order to identify areas for process improvements. It has been the Company's experience that upon implementation, these improvements provide enhancements to the current state of the Company's internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed:

  The consolidated financial statements of the Company included in this report are set forth in Item 8.
  Financial Statement Schedules:

  The following financial statement schedule for the year ended December 31, 2002 is submitted herewith:

Page

Real Estate and Accumulated Depreciation (Schedule III)	89

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

    None

(c)  See exhibit index included above.

(d)  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 27, 2003

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer (Chief Accounting Officer), Chief Financial Officer and Affiliated Director
Date:	March 27, 2003

/s/ Daniel K. Deighan

By:	Daniel K. Deighan
Independent Director
Date:	March 27, 2003

/s/ Kenneth E. Masick

By:	Kenneth E. Masick
Independent Director
Date:	March 27, 2003

/s/ Michael S. Rosenthal

By:	Michael S. Rosenthal
Independent Director
Date:	March 27, 2003

Section 302

certification

I, Robert D. Parks, certify that:

  have reviewed this annual report on Form 10-K of Inland Retail Real Estate Trust, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

  /S/ Robert D. Parks

  Robert D. Parks

  Chief Executive Office

  Section 302

  certification

  I, Barry L. Lazarus, certify that:

    have reviewed this annual report on Form 10-K of Inland Retail Real Estate Trust, Inc.;
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 27, 2003

  /S/ Barry L. Lazarus

  Barry L. Lazarus

  Chief Financial Officer