Form 10-Q
period 2003-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2003-05-15
CIK 1070764

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

           X   Yes          __ No

As of May 8, 2003, there were 181,371,407 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX
		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	72

ITEM 4.	CONTROLS AND PROCEDURES	73

	PART II - OTHER INFORMATION

ITEM 5	CHANGES IN SECURITIES AND USE OF PROCEEDS	73

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	78
	(a) Exhibits
	(b) Reports on From 8-K

	Signatures

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

Assets
	March 31, 2003 (unaudited)	December 31, 2002
Investment properties:
Land	$511,027,514	$363,767,644
Building and other improvements	1,463,899,220	1,124,824,956
Construction in progress-land	8,313,227	8,090,004
Construction in progress-buildings and other improvements	6,038,292	2,998,492

	1,989,278,253	1,499,681,096
Less accumulated depreciation	(52,667,611)	(40,737,139)

Net investment properties	1,936,610,642	1,458,943,957

Mortgages receivable	85,018,847	100,975,017
Cash and cash equivalents	173,339,686	134,977,144
Restricted escrows	8,085,046	6,872,411
Restricted cash	19,532,050	11,220,834
Investment in securities	7,101,259	6,987,700
Accounts and rents receivable, (net of allowance of $1,469,123 and $1,024,720 as of March 31, 2003 and December 31, 2002 respectively)	16,041,160	12,831,387
Development receivables	4,865,698	928,363
Acquired in-place lease origination intangibles (net of accumulated amortization of $1,555,277 and $1,206,324 as of March 31, 2003 and December 31, 2002 respectively)	17,371,110	13,344,182
Acquired above market lease intangibles (net of accumulated amortization of $1,305,925 and $953,493 as of March 31, 2003 and December 31, 2002 respectively)	19,838,010	11,371,843
Leasing and loan fees and loan fee deposits (net of accumulated amortization of $2,512,900 and $2,053,066 as of March 31, 2003 and December 31, 2002 respectively)	11,018,466	6,864,374
Other assets	7,168,428	2,371,147

Total assets	$2,305,990,402	$1,767,688,359

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

March 31, 2003 and December 31, 2002

Liabilities and Stockholders' Equity
	March 31, 2003 (unaudited)	December 31, 2002
Liabilities:
Accounts payable	$1,923,282	$483,944
Development payables	4,448,524	2,558,834
Accrued offering costs due to affiliates	599,527	1,309,885
Accrued offering costs due to non-affiliates	169,537	117,540
Accrued interest payable to non-affiliates	2,092,417	1,844,071
Real estate taxes payable	5,191,689	237,366
Distributions payable	10,632,281	8,281,370
Security deposits	2,980,881	2,339,265
Mortgages payable	862,844,761	675,621,971
Prepaid rental and recovery income	2,319,169	1,762,106
Note and margin payable	13,331,064	3,402,071
Acquired below market lease intangibles (net of accumulated amortization of $1,095,767 and $748,287 as of March 31, 2003 and December 31, 2002, respectively)	23,367,432	9,946,024
Restricted cash liability	19,532,050	11,220,834
Other liabilities	772,698	369,523
Due to affiliates	5,614,960	2,515,204

Total liabilities	955,820,272	722,010,008

Minority interest in partnership	2,000	2,000

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	--	--
Common stock, $.01 par value, 213,687,349 shares authorized, 157,380,342 and 122,313,103 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,573,802	1,223,131
Additional paid-in capital (net of costs of Offering of
$157,044,648 and $125,224,459 at March 31, 2003 and December 31, 2002 respectively, of which $141,545,334 and $111,594,675 was paid or accrued to Affiliates, respectively)	1,409,060,146	1,091,208,613
Accumulated distributions in excess of net income	(59,789,271)	(45,848,709)
Accumulated other comprehensive loss	(676,547)	(906,684)

Total stockholders' equity	1,350,168,130	1,045,676,351

Commitments and contingencies (Notes 6, 10 and 11)

Total liabilities and stockholders' equity	$2,305,990,402	$1,767,688,359
	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2002

(unaudited)
	Three months ended	Three months ended
	March 31, 2003	March 31, 2002
Income:
Rental income, net of amortization of above and below market lease intangibles	$42,039,988	$16,517,438
Real estate tax recovery income	3,681,570	1,906,265
Common area cost recovery income	4,240,909	1,654,349
Additional rental income	201,560	236,206
Interest and dividend income	1,773,817	330,832
Other income, net of realized gain/loss from investment securities	226,956	169,435

Total income	52,164,800	20,814,525

Expenses:
Professional services to affiliates	6,911	--
Professional services to non-affiliates	246,252	82,386
General and administrative expenses to affiliates	155,834	147,482
General and administrative expenses to non-affiliates	71,357	96,259
Advisor asset management fee	2,773,960	797,000
Property operating expenses to affiliates	2,293,893	951,672
Property operating expenses to non-affiliates	5,601,706	1,803,065
Real estate tax	4,227,310	1,931,305
Mortgage interest to non-affiliates	9,433,907	4,576,616
Depreciation	11,930,472	4,740,114
Amortization	808,787	380,935
Acquisition cost expenses to affiliates	31,807	--
Acquisition cost expenses to non-affiliates	139,270	26,571

Total expenses	37,721,466	15,533,405

Net income	$14,443,334	$5,281,120

Other comprehensive income:
Unrealized gain on investment securities	230,137	279,449

Comprehensive income	$14,673,471	$5,560,569

Net income per common share, basic and diluted	$.11	$.13

Weighted average number of common shares outstanding, basic and diluted	$138,612,981	$41,254,793
	=========	========

See accompanying notes to consolidated financial statements

5.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the Three Months Ended March 31, 2003

(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2002	122,313,103	$1,223,131	$1,091,208,613	$ (45,848,709)	$ (906,684)	$1,045,676,351

Net income	--	--	--	14,443,334	--	14,443,334
Unrealized gain on investment securities	--	--	--	--	230,137	230,137
Distributions declared ($.20 per weighted average number of common shares outstanding)	--	--	--	(28,383,896)	--	(28,383,896)
Proceeds from Offering including DRP (net of Offering costs $31,820,189)	35,232,701	352,327	319,433,512	--	--	319,785,839
Shares repurchased	(165,462)	(1,656)	(1,581,979)	--	--	(1,583,635)

Balance at March 31, 2003	157,380,342	1,573,802	1,409,060,146	$ (59,789,271)	$ (676,547)	$ 1,350,168,130
	==========	========	===========	===========	=============	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$14,443,334	$5,281,120
Adjustments to reconcile net income:
Depreciation	11,930,472	4,740,114
Amortization	808,787	380,935
(Gain) loss on sale of investment securities	5,722	(35,715)
Rental income under master leases	1,278,456	94,114
Straight line rental income	(1,335,034)	(380,217)
Amortization of above and below market lease intangibles	4,952	--
Income from unconsolidated joint venture	--	(105,781)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $444,403 and ($177,308) for 2003 and 2002, respectively	(1,874,739)	(295,542)
Other assets	(4,797,281)	(76,755)
Accrued interest payable to non-affiliates	248,346	302,293
Real estate tax payable	4,954,323	1,945,476
Accounts payable	1,439,338	829,837
Prepaid rental and recovery income	557,063	(101,697)
Other liabilities	414,179	1,843,017
Security deposits	641,616	139,244
Due to affiliates	3,099,756	1,091,339
Net cash provided by operating activities	31,819,290	15,651,782

Cash flows from investing activities:
Restricted escrows	(1,212,635)	(2,135,154)
Purchase of investment securities, net of change in margin account of $(71,007) and $359,434 for 2003 and 2002, respectively	(116,129)	(476,274)
Proceeds from sale of investment securities	155,977	497,387
Purchase of joint venture	--	(2,679)
Distributions from unconsolidated joint venture	--	105,781
Purchase of investment properties	(377,101,917)	(75,541,859)
Additions to investment properties	(19,381,995)	(1,440,669)
Leasing fees	(348,915)	(21,301)
Proceeds from (funding of) mortgages receivable	(37,043,830)	1,100,000

Net cash used in investing activities	(435,049,444)	(77,914,768)

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
	March 31, 2003	March 31, 2002
Cash flows from financing activities:
Proceeds from offerings	$351,606,027	$113,950,247
Repurchase of shares	(1,583,635)	(122,402)
Payment of offering costs	(32,478,550)	(11,098,852)
Proceeds from issuance of debt	144,568,080	32,507,000
Principal payments of debt-balloon	--	(1,800,000)
Principal payments of debt-amortization	(214,880)	(67,556)
Proceeds from line of credit	10,000,000	--
Loan fees and deposits	(4,271,361)	(775,820)
Distributions paid	(26,032,985)	(7,502,684)
Net cash provided by financing activities	441,592,696	125,089,933

Net increase in cash and cash equivalents	38,362,542	62,826,947

Cash and cash equivalents, at beginning of period	134,977,144	24,534,356

Cash and cash equivalents, at end of period	$173,339,686	$87,361,303
	=========	=========
Supplemental disclosure of cash flow information:

Cash paid for interest, net of $163,681 and $0
capitalized at March 31, 2003 and 2002	9,021,880	4,274,323
	=========	========

Restricted cash	(8,311,216)	(1,709,424)
Restricted cash liability	8,311,216	1,709,424
	=========	========
Supplemental schedule of non-cash investing and financing activities:

Purchase of investment properties	$(470,912,858)	$(137,460,859)
Assumption of mortgage debt	42,858,586	61,919,000
Conversion of mortgage receivable to investment property	53,000,000	--
Net change in development payables	1,889,690	--
Net change in development receivables	(3,937,335)	--

Cash used to purchase investment properties	$(377,101,917)	$(75,541,859)
	=========	========
Distributions payable	$10,632,281	$3,111,662
	=========	========
See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. (the "Company") for the fiscal year ended December 31, 2002, which are included in The Company's 2002 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company may also acquire properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of The Company, is the advisor to The Company. On February 11, 1999, The Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to The Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, The Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "First Follow-On Offering") on a best efforts basis. As of August 29, 2002, The Company sold 50,000,000 shares from the First Follow-On Offering resulting in gross proceeds of $497,842,917, thereby completing the second offering. Concurrent with the First Follow-On Offering, The Company began a third offering on June 7, 2002 (the "Second Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of March 31, 2003, The Company has received subscriptions for a total of 90,001,968 Shares in the Second Follow-On Offering. In addition, The Company has issued 4,261,636 Shares from all offerings pursuant to The Company's DRP. The Initial Offering, the First Follow-On Offering and the Second Follow-On Offering are collectively referred to as the "Offerings". As of March 31, 2003, The Company has repurchased a total of 590,611 Shares through The Company's Share Repurchase Program for $5,532,127.

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

Certain reclassifications have been made to 2002 financial statements to conform with the 2003 presentations.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which The Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2003 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, The Company has purchased its securities through a margin account. As of March 31, 2003 and December 31, 2002, The Company has recorded a payable of $3,331,064 and $3,402,071, respectively, for securities purchased on margin. During the three months ended March 31, 2003 and March 31, 2002 The Company realized gains (losses) of ($5,722) and $35,715 respectively, on sale of investment securities. Of the investment securities held on March 31, 2003 and December 31, 2002, The Company has accumulated other comprehensive loss of $676,547 and $ 906,684 respectively.

On January 1, 2003, The Company adopted Financial Accounting Standard Board's (FASB) Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on The Company's results of operations or financial condition.

On January 1, 2003, The Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on The Company's results of operations or financial condition.

On January 1, 2003, The Company adopted FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS 148 did not have a material effect on The Company's results of operations or financial condition.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. As a result of the interpretation, The Company was required to consolidate the Fountains as an investment property. During the transition period, prior to the effective date on September 30, 2003, The Company continues to evaluate other fundings. Currently, The Company has accounted for the remaining fundings issued to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. These receivables are typically secured by the underlying investment property and guarantees of the borrowers. The Company's maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at March 31, 2003 less amounts paid after the quarter which amounts to approximately $38,965,000.

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

The Company capitalizes costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables consist of retainage and other costs incurred and not yet paid pertaining to the development projects. The Company maintained development payables of $4,448,524 and $2,558,834 at March 31, 2003 and December 31, 2002, respectively. The development receivables consist of amounts due to The Company from accrued interest on certain development notes receivable net of interest capitalized, further described in footnote 7. The Company maintained development receivables of $4,865,698 and $928,363 at March 31, 2003 and December 31, 2002, respectively.

Restricted escrows primarily consist of lenders restricted escrows and earnout escrows. Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The Company performs impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by The Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. The Company's judgment resulted in no permanent impairment at December 31, 2002. As of March 31, 2003, no factors in the December 31, 2002 assumptions have significantly changed. Therefore, no impairment is warranted at March 31, 2003.

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires use of the purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values and review for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). On January 1, 2002, The Company adopted SFAS 141. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 may not be amortized, but must be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until January 1, 2002. The adoption of these standards resulted in the recognition of additional intangible assets for acquired in-place lease origination costs and acquired above market leases and liabilities for acquired below market leases relating to The Company's real estate acquisitions of approximately $18,926,000, $21,144,000 and $24,463,000, respectively, cumulative as of March 31, 2003. For the three months ended March 31, 2003 The Company recognized upon acquisition, additional intangible assets for acquired in-place lease origination costs and above market leases and liabilities for acquired below market leases of approximately $4,376,000, $8,819,000 and $13,769,000 respectively. The portion of the purchase price allocated to acquired above market leases and acquired below market leases are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease intangibles of $352,432 was applied as a reduction to rental income for the period ending March 31, 2003. Amortization pertaining to the liabilities for below market lease intangibles of $347,480 was applied as an increase to rental income for the period ending March 31, 2003.

The portion of the purchase price allocated to acquired in-place lease origination costs are amortized on a straight-line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease origination costs of $348,953 for the period ending March 31, 2003.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

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

The carrying amount of The Company's debt approximates fair value. The carrying amount of The Company's other financial instruments, which includes mortgage notes receivable, approximates fair value because of the relatively short maturity of these instruments.

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

A note is considered impaired pursuant to FASB Statement of Financial Accounting Standards ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". Pursuant to SFAS 114, a note is impaired if it is probable that The Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. Based on The Company's judgment, no impairment was warranted for the periods ended March 31, 2003 and December 31, 2002.

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

March 31, 2003

(unaudited)

include the accounts of the joint venture LLCs with IREIC and no provision for their minority interests have been reflected. In June, 2002, the respective financing was repaid and the IREIC loan guarantee was extinguished.

(3)  Services Provided by Affiliates of the Advisor

As of March 31, 2003 and December 31, 2002, The Company had incurred $157,044,648 and $125,224,459, respectively, of offering costs, of which $141,545,334 and $111,594,678 was paid to affiliates. Pursuant to the terms of the Offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from The Company in connection with the Offerings. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $29,789,099 and $79,614,867 for the periods ended March 31, 2003 and December 31, 2002, respectively, of which $599,527 and $1,309,885 was unpaid at March 31, 2003 and December 31, 2002, respectively.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month period ended March 31, 2003 and 2002, The Company incurred $582,749 and $147,482 respectively of these costs, of which $531,684 remained unpaid as of March 31, 2003.

An affiliate of the Advisor provides loan servicing to The Company for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $52,718 and $30,174 for the three month periods ended March 31, 2003 and 2002, respectively.

The Advisor has contributed $200,000 to the capital of The Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that The Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. As of March 31, 2003 and 2002, The Company paid loan fees totaling $617,810 and $53,823 respectively, to this affiliate.

The Company is obligated to pay an advisor asset management fee of not more than 1% of The Company's net asset value. The Company's net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. The Company computes the net asset value by taking the average of these values at the end of each month for which The Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which The Company qualifies as a REIT, The Company's advisor must reimburse The Company for the following amounts if any: (1) the amounts by which The Company's total operating expenses, the sum of the advisor asset

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of The Company's average invested assets for that fiscal year. (Average invested assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month for which The Company is calculating the fee), or (ii) 25% of The Company's net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three months ended March 31, 2003 and 2002 The Company incurred approximately $2,774,000 and $797,000 of asset management fees, of which aggregate unpaid fees were approximately $4,774,000 and $2,000,000 at March 31, 2003, and December 31, 2002, respectively.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $ 2,241,176 and $921,498 for the three months ended March 31, 2003 and 2002, respectively. All amounts have been paid.

In December, 2001 and January, 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July, 2002. The Company agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. As of March 31, 2002, $ 28,320 of guarantee fees related to the LLC's had been incurred, of which none remained unpaid at March 31, 2002. All of the respective mortgages payable were paid off in June 2002.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of March 31, 2003 and December 31, 2002, options to acquire 13,500 and 13,500 Shares of common stock were outstanding.

In addition to sales commissions, the dealer manager of the Offering ("an affiliate of the Advisor") has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealers warrants to purchase an equivalent number of Shares with respect to the Initial and first Follow-On Offerings and the issuance of a maximum of 6,000,000 Soliciting Dealer Warrants to purchase an equivalent number of shares with respect to the second Follow-On Offering. The dealer manager intends to reallow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from The Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of March 31, 2003 and December 31, 2002, 6,150,784 and 4,788,966 warrants, respectively, had been issued. At March 31, 2003, these warrants had nominal value and none had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, The Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $5,272,202 and $3,993,746 as of March 31, 2003 and December 31, 2002, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2003	$176,667,948
2004	174,915,693
2005	164,923,997
2006	155,516,375
2007	141,078,379
Thereafter	1,061,657,458
Total	$1,874,759,850
===========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse The Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires The Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $1,335,034 and $380,217 for the three months ended March 31, 2003 and 2002 respectively. The related accounts and rents receivable as of March 31, 2003, and December 31, 2002 were $4,922,673 and $3,587,639, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

(6)  Mortgages and Notes Payable

Mortgages payable consist of the following at March 31, 2003 and December 31, 2002:

Property as collateral:
Interest			Balance at
Rate at	Maturity		March 31,	December 31,
Fixed Rate Mortgages Payable	03/31/03	Date	2003	2002
Aberdeen Square	6.25%	Jan-07	$ 3,670,000	$ 3,670,000
Abernathy Square	6.29%	Mar-09	13,392,000	13,392,000
Anderson Central	7.63%	Sep-03	11,000,000	11,000,000
Bass Pro Shops	5.93%	Aug-09	9,100,000	9,100,000
Brandon Blvd. Shoppes	6.24%	Mar-09	5,137,000	5,137,000
Brooker Creek	7.88%	Dec-04	4,468,070	-
Casselberry Commons	7.64%	Apr-06	8,703,000	8,703,000
Chatham Crossing	4.65%	Apr-10	2,190,000	-
Chesterfield Crossing	5.50%	Oct-09	6,380,000	6,380,000
Chickasaw Trails Shopping Center Circuit City- Cary	6.26% 4.77%	Nov-06 Apr-10	4,400,000 3,280,000	4,400,000 -
Circuit City Plaza	5.50%	Sep-09	6,275,000	6,275,000
Circuit City -Rome	5.50%	Sep-09	2,470,000	2,470,000
Circuit City-Vero Beach	5.50%	Sep-09	3,120,000	3,120,000
Clayton Corners Columbia Promenade Comp USA	7.25% 7.61% 4.41%	Apr-12 Feb-06 Apr-10	9,850,000 3,600,000 4,000,000	9,850,000 3,600,000 -
Countryside	6.54%	Jun-06	4,300,000	4,300,000
Cox Creek	7.09%	Mar-12	15,212,567	15,251,565
Crystal Springs	6.15%	Aug-09	4,070,000	4,070,000
Duvall Village Eckerds- Greenville	7.04% 6.30%	Oct-12 Aug-09	9,441,045 1,540,400	9,476,625 1,540,400
Eckerds- Spartanburg	6.30%	Aug-09	1,541,600	1,541,600
Eckerds #5018- Millersport	4.97%	Feb-10	1,581,660	-
Eckerds #5661- Broad	4.97%	Feb-10	1,777,076	-
Eckerds #5786- Central	4.97%	Feb-10	905,364	-
Eckerds #5797- Genessee	4.97%	Feb-10	1,636,200	-
Eckerds #6007- Route 119	4.97%	Feb-10	1,636,200	-
Eckerds #6036- Route 51	4.97%	Feb-10	1,636,200	-
Eckerds #6040- Route 22 & Center	4.94%	Feb-10	1,910,700	-
Eckerds #6043- Monroeville	4.97%	Feb-10	1,636,200	-
Eckerds #6062- Eastway Plaza	4.94%	Feb-10	1,418,040	-
Eckerds #6089- Route 22 & Cove	4.97%	Feb-10	1,374,408	-
Eckerds #6095- Old Freeport	4.97%	Feb-10	1,570,752	-
Eckerds #6172- Washington	4.94%	Feb-10	1,636,200	-
Eckerds #6193- 26th & Parade	4.94%	Feb-10	1,636,200	-
Eckerds #6199- 26th & Sterrettainia	4.94%	Feb-10	1,636,200	-
Eckerds #6257- Peach Eckerds #6286- 12th Eckerds #6334- 6th Eckerds #6392- Route 130 Eckerds #6695- Route 286	5.18% 5.18% 4.94% 4.97% 4.97%	Apr-10 Apr-10 Feb-10 Feb-10 Feb-10	640,000 1,601,450 1,636,200 1,636,200 1,636,200	- - - - -

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
Interest			Balance at
Rate at	Maturity		March 31,	December 31,
Fixed Rate Mortgages Payable	03/31/03	Date	2003	2002
Eisenhower Crossing I	6.09%	Jan-07	$ 16,375,000	$ 16,375,000
Eisenhower Crossing II	6.12%	Jan-07	7,425,000	7,425,000
Forestdale Plaza	4.91%	Jan-10	3,319,000	--
Forest Hills Center	4.49%	Mar-10	3,660,000	3,319,000
Gateway Market Center	7.94%	Aug-05	10,425,000	10,425,000
Gateway Plaza Shopping Center	4.82%	Mar-10	6,500,000	-
Golden Gate	4.74%	Apr-10	6,378,550	-
Goldenrod Groves	4.41%	Apr-10	4,575,000	-
Hairston Crossing	5.99%	Jul-09	3,655,000	3,655,000
Hampton Point	5.50%	Oct-09	2,475,000	2,475,000
Harundale	4.64%	Apr-10	12,362,000	-
Hillsboro Square	5.50%	Oct-09	12,100,000	12,100,000
Kmart	6.80%	Jun-06	4,655,000	4,655,000
Lake Olympia Square	8.25%	Apr-07	5,438,780	5,478,984
Lakeview Plaza	8.00%	Mar-18	3,613,236	3,613,237
Lake Walden Square	7.63%	Nov-07	9,666,890	9,699,828
Lowe's Home Improvement Center	6.80%	Jun-06	4,845,000	4,845,000
Market Square	7.02%	Sep-08	8,369,892	-
McFarland Plaza	5.50%	Sep-09	8,425,000	8,425,000
Melbourne	7.68%	Mar-09	5,947,649	5,947,967
Merchants Square	7.25%	Nov-08	3,167,437	3,167,437
North Aiken Bi Lo	4.64%	Apr-10	2,900,000	-
Northpoint Marketplace	5.50%	Sep-09	4,535,000	4,535,000
Oleander Shopping Center	7.80%	Nov-11	3,000,000	3,000,000
Overlook King of Prussia	4.60%	Mar-08	30,000,000	-
PETsMART- Chattanooga	7.37%	Jun-08	1,303,800	1,303,800
PETsMART-Daytona Beach	7.37%	Jun-08	1,361,200	1,361,200
PETsMART-Fredericksburg	7.37%	Jun-08	1,435,000	1,435,000
Pleasant Hill	7.35%	Jun-05	17,120,000	17,120,000
Presidential Commons	6.80%	Dec-07	24,066,555	24,066,555
Presidential Commons	2.50%	Nov-06	2,000,000	2,000,000
Riverstone Plaza	5.50%	Sep-09	17,600,000	17,600,000
Rosedale Center	7.94%	Jun-11	13,300,000	13,300,000
Sand Lake Corners	6.80%	Jun-08	11,900,000	11,900,000
Sexton Commons	4.50%	Dec-09	4,400,000	4,400,000
Sharon Greens	6.07%	Sep-09	6,500,000	6,500,000
Shoppes of Lake Mary	4.91%	Jan-10	6,250,000	6,250,000
Shops on the Circle	7.92%	Nov-10	12,170,625	12,200,088
Southlake Shopping Center	7.25%	Nov-08	7,659,185	7,683,755
Sycamore Commons	5.11%	Sep-09	20,000,000	20,000,000
Target Shopping Center	6.02%	Aug-09	4,192,000	4,192,000
Town Center Commons	7.00%	Apr-06	4,750,000	4,750,000
Walk at Highwood I	5.50%	Sep-09	13,230,000	13,230,000
Wakefield Crossing	4.50%	Dec-09	5,920,000	5,920,000
Wards Crossing	5.50%	Sep-09	6,090,000	6,090,000
West Oaks	6.80%	Jun-06	4,900,000	4,900,000

Total Fixed Rate Mortgages Payable			536,243,931	418,621,041

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
	Interest		Balance at
	Rate at	Maturity	March 31,	December 31
Variable Rate Mortgages payable	03/31/03	Date	2003	2002
Bartow Marketplace	2.98%	Sep-06	$ 13,475,000	$ 13,475,000
Boynton Commons	2.97%	Mar-08	15,125,000	15,125,000
Bridgewater Marketplace	3.10%	Sep-06	2,987,500	2,987,500
Citrus Hills	3.05%	Feb-07	3,000,000	3,000,000
Conway Plaza	2.99%	Jun-05	5,000,000	5,000,000
Creekwood Crossing	4.00%	Mar-07	11,750,000	11,750,000
Douglasville Pavilion	2.72%	Jul-07	14,925,000	14,925,000
Douglasville Pavilion	2.72%	Jul-03	1,360,000	1,360,000
Fayetteville Pavilion	2.72%	Jul-07	15,940,000	15,940,000
Fayetteville Pavilion	2.72%	Jul-03	1,450,000	1,450,000
Fountains (Line of Credit)	3.08%	Mar-04	13,999,900	-
Jo-Ann Fabrics	2.97%	Aug-08	2,450,000	2,450,000
Just For Feet- Augusta	3.08%	Mar-07	1,668,000	1,668,000
Just For Feet- Covington	3.08%	Mar-07	1,885,000	1,885,000
Just For Feet- Daytona	3.09%	Sep-06	2,000,000	2,000,000
Lakewood Ranch	3.19%	Oct-09	4,400,000	4,400,000
Marketplace at Mill Creek	3.19%	Aug-03	28,900,000	-
Newnan Pavilion	2.72%	Jul-07	18,999,243	18,999,243
Newnan Pavilion	2.72%	Jul-03	1,727,128	1,727,128
Sarasota Pavilion	3.03%	Jul-07	19,000,000	19,000,000
Sarasota Pavilion	4.03%	Jul-07	2,000,000	2,000,000
Sarasota Pavilion	4.03%	Jul-03	8,850,000	8,850,000
Skyview Plaza	2.95%	Nov-06	10,875,000	10,875,000
Southlake Pavilion	2.72%	Jul-07	31,723,316	31,723,316
Southlake Pavilion	2.72%	Jul-03	2,879,393	2,879,393
Steeplechase	2.84%	Apr-07	4,651,350	4,651,350
Stonebridge	3.08%	Jul-07	10,900,000	10,900,000
Stonecrest Marketplace	3.19%	Aug-03	20,000,000	-
Turkey Creek	2.72%	Jul-03	1,100,000	1,100,000
Turkey Creek	2.72%	Jul-07	12,120,000	12,120,000
Universal Plaza	4.00%	Apr-07	4,970,000	4,970,000
Venture Pointe	2.72%	Jul-07	14,475,000	14,475,000
Venture Pointe	2.72%	Jul-03	1,315,000	1,315,000
Woodstock Square	3.00%	Aug-08	14,000,000	14,000,000
Woodstock Square	3.08%	Feb-04	6,700,000	--

Total Variable Rate Mortgages Payable			$ 326,600,830	$ 257,000,930

Total Mortgages Payable			$862,844,761	$ 675,621,971
			===========	===========
Notes and Margin payable

Unsecured Line of Credit- Key Bank	2.81%	Sep-03	$ 10,000,000	$ -
Margin Account			3,331,064	3,402,071

			$ 13,331,064	$ 3,402,071
			===========	===========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

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

For the three months ended March 31, 2003, The Company closed on or assumed debt with a principal amount of $187,426,616. The average costs of funds for the first quarter of 2003 were approximately 4.98%. The Company also maintained two lines of credit in the aggregate amount of $114 million, of which $24 million was outstanding as of March 31, 2003. The first line of credit for $14 million is secured by the Fountains investment property. A second $100 million line of credit was granted for which $10 million was outstanding as of March 31, 2003. The $100 million line of credit maintains covenant requirements for which The Company was in compliance for the reporting period ending March 31, 2003

Although the loans placed by The Company are generally non-recourse, occasionally, when it is deemed to be advantageous, The Company may guarantee all or a portion of the debt on a full-recourse basis. At times, The Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of The Company's properties.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is placed.

The following table shows the debt maturing during the next five years and the weighted average interest rate as of March 31, 2003 related to that debt.
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,731,849	$5,616,888	$28,784,306	$43,669,479	$66,684,846	$379,756,563
Variable rate debt	77,581,521	20,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.79%	7.57%	6.80%	6.75%	5.80%
Variable rate debt	3.23%	3.08%	2.99%	2.99%	2.94%	3.01%

The principal balance of $ 336,582,010 or 38% of The Company's mortgages payable at March 31, 2003, have variable interest rates averaging 3.02%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The Company paid off all of the debt that matured during 2002 and 2003. The maturing debt was repaid primarily from the new financing obtained. The replacement financing obtained were for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

(7) Development and Mortgage Notes Receivable

On April 29, 2002, The Company funded a $2,475,000 second mortgage note receivable, which will be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintains a stated interest rate of 10% per annum and matures the earlier of May 31, 2003 or the date upon which the property is sold, transferred or conveyed by the borrower. The note requires monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments are to be drawn from a reserve the borrower was required to establish. This $ 268,125 reserve was retained by The Company as a reduction of the principal distributed to the borrower. The Company, at its option, may elect to purchase the shopping center upon completion of the redevelopment.

On August 29, 2002, The Company funded a mortgage note receivable of $44,000,000 used by the borrower for the construction of a shopping center known as Westside Centre Shopping Center in Huntsville, Alabama. The note maintains a stated interest rate of 9.25% per annum and matures on April 2, 2003. This mortgage receivable was fully repaid on April 9, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $44,000,000. The note receivable balance at March 31, 2003 is $44,000,000. The Company, at its option, may elect to purchase the shopping center upon completion of the development.

On October 28, 2002, The Company agreed to fund a development receivable for a maximum of $1,295,000 for the tenant buildout at a shopping center known as Southlake Pavilion in Morrow, Georgia. The note maintained a stated interest rate of 9.00% per annum and matured on December 31, 2005. The note required monthly interest payments only and a final balloon payment due at maturity. This mortgage receivable was fully repaid as of March 31, 2003.

On October 31, 2002, The Company funded a mortgage note receivable on 19 Eckerd stores located in Pennsylvania, New York, and West Virginia totaling 210,906 square feet. The principal amount of $53,000,000 was secured by first mortgages on the properties. The interest rate of the note was 5.6% per annum and was due to mature January 8, 2003. On January 8, 2003, The Company exercised its option to purchase these properties and this mortgage note receivable was applied toward the purchase price of the property.

On November 19, 2002, The Company agreed to fund a second mortgage note receivable for $7,000,000 to be used by the borrower for the construction of a shopping center known as Westside Centre Shopping Center in Huntsville, Alabama. The note maintains a stated rate of interest of 9.00% per annum and matures on April 2, 2003. This mortgage receivable was fully repaid on April 9, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $7,000,000. The note receivable balance at March 31, 2003 is $2,053,960. The Company, at its option, may elect to purchase the shopping center upon completion of the development.

On December 18, 2002, The Company agreed to fund a development receivable for a maximum of $2,100,000 for tenant buildout relating to H.H. Gregg at Southlake Pavilion in Morrow, Georgia. The note maintains a stated interest rate of 9.00% per annum and matures on December 31, 2005. The note required monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal are allowed, and additional draws are also possible, as long as the outstanding balance does not exceed $2,100,000. The note receivable outstanding balance at March 31, 2003 is $1,909,956.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

On March 27, 2003, The Company agreed to fund a first mortgage receivable for $36,000,000 for a shopping center known as Carlisle Commons in Carlisle, Pennsylvania. The note maintains a stated interest rate of 8.446% and matures September 1, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance at March 31, 2003 was $36,029,455. The Company intends to exercise its rights and acquire the property per the terms of the purchase option.

(8)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of The Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut and Wisconsin. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The property revenues and net property operations are summarized in the following tables for the three months ended March 31, 2003 and 2002, along with reconciliation to net income. Property asset information is as of March 31, 2003 and March 31, 2002.

	March 31, 2003	March 31, 2002

Property and additional rental income	$50,164,027	$20,314,258
Other property operating income	213,840	3,550
Total property operating expenses	12,122,909	4,686,042
Mortgage interest	9,433,907	4,576,616

Net property operations	28,821,051	11,055,150

Interest and dividend income	1,773,817	330,832
Other income	18,838	130,170
Gain (loss) on sale of investment securities	(5,722)	35,715
Less non property expenses:
Professional services	253,163	82,386
General and administrative and acquisition costs expensed	398,268	270,312
Advisor asset management fee	2,773,960	797,000
Depreciation and amortization	12,739,259	5,121,049

Net income	$14,443,334	$5,281,120
	==========	==========
Total Assets
Investment properties	$1,936,610,642	$715,671,061
Non-segment assets	369,379,760	115,671,022
	$2,305,990,402	$831,342,083
	==========	==========

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

As of March 31, 2003 and December 31, 2002, warrants to purchase 6,150,784 and 4,788,966, respectively, shares of common stock at a price of $12.00 per share were outstanding. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average numbers of common shares outstanding were 138,612,981 and 70,243,809 for the period ended March 31, 2003 and December 31, 2002, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

(10) Commitments and Contingencies

On February 18, 2002, The Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space. Phase I costs are expected to be approximately $119 per square foot of leasable space; these costs include the developer's profit and the costs of the land for Phase II. Total costs incurred through March 31, 2003 including land, amounted to $11,275,000 of which $127,000 remained unpaid at March 31, 2003. The total cost may be adjusted upward or downward based on the actual lease rates achieved. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and The Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,400 square feet of leasable space. The Company funded the purchase of the land and the development costs; however, The Company expects to place financing on the property at a later date.

On April 15, 2002, The Company acquired two separate land parcels in order to construct two freestanding retail properties to be leased as Eckerd Drug Stores for approximately 24,700 gross leasable square feet. The land parcels were acquired from an unaffiliated third party for $2,078,261. The Company funded the purchase of the land and the development costs; however, The Company expects to place financing on the properties at a later date. The parcels are located in Concord, North Carolina and Tega City, South Carolina. Both stores were placed in service on February 28, 2003 and maintain no amounts unpaid at March 31, 2003.

On July 1, 2002, The Company acquired 2.3 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina. Total costs incurred through March 31, 2003, including land, amounted to approximately $2,821,000 of which $259,000 remained unpaid at March 31, 2003.

On September 12, 2002, The Company acquired 3.1 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,053,000. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,856,000 for 10,908 gross leasable square feet. The parcel is located in Raleigh, North Carolina. Total costs incurred through March 31, 2003, including land, amounted to approximately $2,795,000 of which $570,000 remained unpaid at March 31, 2003. This store was placed in service in March, 2003.

On October 18, 2002, The Company acquired approximately 14.2 acres of land and simultaneously contracted for the development of a new Publix store and additional shop space. The parcel was acquired from an unaffiliated third party for approximately $800,000. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total development cost is expected to be approximately $6,883,502 for 62,500 gross leasable square feet. The parcel is located in Tallahassee, Florida. Total costs incurred through March 31, 2003, including land, amounted to approximately $2,246,000 of which $937,000 remained unpaid at March 31, 2003.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

On November 12, 2002, The Company acquired 9.84 acres of land and simultaneously contracted for the development of a new Publix store and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $2,492,776. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $9,010,787 for 77,900 gross leasable square feet. The parcel is located in Tyrone, Georgia. Total costs incurred through March 31, 2003, including land, amounted to approximately $4,087,000 of which $915,000 remained unpaid at March 31, 2003.

On December 23, 2002, The Company acquired 2.6 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $990,000. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,813,000 for 13,813 gross leasable square feet. The parcel is located in Gaffney, South Carolina. Total costs incurred through March 31, 2003, including land, amounted to approximately $2,374,000 of which $503,000 remained unpaid at March 31, 2003.

On December 12, 2002, The Company acquired 15.27 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $3,056,400. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $12,973,300 for 91,165 gross leasable square feet. The parcel is located in Lake Wales, Florida. Total costs incurred through March 31, 2003, including land, amounted to approximately $3,620,000 of which $92,070 remained unpaid at March 31, 2003.

On March 27, 2003, The Company acquired 6.5 acres of land and simultaneously contracted for the development of a shopping center. The parcel was acquired from an unaffiliated third party for approximately $500,000. The Company funded the purchase of the land and the development costs; however, The Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $6,818,363 for 43,200 gross leasable square feet. The parcel is located in Watercolor, Florida. Total costs incurred through March 31, 2003, including land, amounted to approximately $1,142,000 of which none remained unpaid at March 31, 2003.

The Company has committed to various construction obligations as well as lease agreements as a result of the aforementioned development agreements.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

(11) Subsequent Events

The Company paid distributions of $10,632,281 and $11,320,603 to its stockholders in April and May 2003, respectively.

The Company issued 23,991,065 Shares of Common Stock from April 1, 2003 through May 8, 2003, resulting in a total of 181,371,407 Shares of Common Stock outstanding. As a result, as of May 8, 2003, subscriptions for a total of 176,650,571 Shares were received resulting in total gross offering proceeds of $1,765,939,836 and an additional 5,350,347 Shares were issued pursuant to the DRP for $50,828,301 of additional gross proceeds. The Company has repurchased 629,511 Shares through its Share Repurchase Program for $5,901,303.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

As of March 31, 2003, The Company had been extended a line of credit for $100 million with Key Bank, of which $100,000,000 was outstanding. Subsequent to March 31, 2003 The Company has been extended an additional $100,000,000 for a total of $200,000,000 available on the line of credit. Fundings under the line of credit will require interest payments based on a margin range depending upon certain provisions contained in the credit agreement. Subsequent to March 31, 2003, The Company was funded an additional $90,000,000 for a total outstanding of $100,000,000 of the $200,000,000 available on the line of credit.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The Company has acquired the following properties during the period April 1 to May 8, 2003. The respective acquisitions are summarized in the table below.

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

04/03/03	Glenmark Centre Route 857 and I-68 Morgantown, WV	NC	1999/ 2000	13,312,000	122,167	Shop 'n Save Michaels Crafts

04/15/03	Flamingo Falls Town Center Flamingo Road and Sheridan Street Pembroke Pines, FL	NC	2001	23,850,000	108,565	Fresh Market Eckerds

04/15/03	Creeks at Virginia Center Brook Road and Jeb Stuart Parkway Richmond, VA	NC	2002	39,000,000	266,266	Bed, Bath & Beyond Dick's Sporting Goods

04/09/03	Westside Centre University Drive Huntsville, AL	NC	2002	53,368,000	490,784	Babies 'R Us Marshall's

04/28/03	Bi-Lo Southern Pines Hwy. 15 and Hwy. 501 Southern Pines, NC	NC	2002	8,180,000	57,404	Bi-Lo

04/22/03	River Run Shopping Center Miramar Parkway and Palm Avenue Miramar, FL	NC	1989	11,800,000	93,643	Publix Walgreen

05/02/03	Barrett Pavilion Shopping Center Kennesaw, GA	NC	1994/ 1998	80,000,000	460,755	Best Buy Old Navy Goody's Shoe Carnival Target

05/02/03	Goody's Shopping Center Augusta, GA	SU	1999	2,154,113	22,560	Goody's Super Walmart

05/07/03	BJ's Wholesale Club Charlotte, NC	SU	2002	13,000,000	99,792	BJ's Wholesale

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Retail Property
D	Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

Mortgage debt and financings closed subsequent to March 31, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate at 3/31/03	Maturity Date	Principal Borrowed ($)

04/11/03	Gateway Plaza II	4.65%	05/01/10	3,480,000

04/01/03	Jones Bridge	4.38%	04/01/10	4,350,000

04/11/03	Plant City	4.70%	04/01/10	5,900,000

04/28/03	Shops at Citiside	4..37%	05/01/10	5,600,000

04/02/03	Village Center	4.44%	04/01/10	13,200,000

04/01/03	CompUSA Center	4.41%	04/01/10	4,000,000

04/01/03	Chatham Crossing	4.65%	04/01/10	2,190,000

04/09/03	Westside Pavilion	Prime +.25%	04/09/10	10,000,000

04/15/03	The Creeks	6.37%	08/11/12	27,803,666

04/17/03	River Ridge	4.16%	04/01/08	14,500,000

04/25/03	Golden Gate	4.74%	04/01/10	12,027,855

05/08/03	Line of Credit-Key Bank	LIBOR + 150 to 300bp	09/30/03	90,000,000

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

The Company anticipates purchasing or may have already purchased the following properties from unaffiliated third parties. The Company intends to purchase these properties with its own funds unless noted otherwise; however, The Company expects to place financing on the properties at a later date.

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Belmont Village Square Rock Mount NC	NC	2001	4,900,000	52,200		Food Lion Dollar General

Berry Town Center Davenport, FL	D	To be built	8,118,000	61,421		Publix

Bi-Lo Ashville Chandler, NC	NC	2003	7,700,000	54,319		Bi-Lo

Bi-Lo at Shellmore Mt. Pleasant, SC	NC	2002	11,806,000	61,705		Bi-Lo

Bi-Lo Sylvania Sylvania, GA	SU	2002	4,200,000	36,000		Bi-Lo

Birkdale Village Charlotte, NC	NC	2002/2003	105,259,000	653,503	(6)	Barnes & Noble Dick's Sporting Goods

Carlisle Commons Carlisle PA	NC	2001	39,200,000	400,640		WalMart Super Center

Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312		Bi-Lo Eckerds Dollar Tree

Costco Plaza White Marsh, MD	NC	1987/1992	16,900,000	209,831		Costco Sports Authority PETsMART Pep Boys

Eckerd Drug Stores Fort Meyers, FL	SU	To be built	4,400,000	13,824		Eckerd Drug Store

Hartsville Crossing Shopping Center Hartsville, SC	NC	2001	7,384,000	71,120		Cato Dollar Tree

Killearn Shopping Center Tallahassee, FL	NC	1980	10,850,000	95,229	(8)	Publix

Largo Towne Center Largo, MD	NC	1991	30,500,000	260,825		Shoppers Food Warehouse Marshall's Regency Furniture

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Legacy Place Palm Beach Gardens, FL	D	To be built	73,480,000	308,500		Linens N Things

Lexington Place Lexington, SC	NC	To be built	8,397,000	83,167		TJ Maxx Ross

Stockbridge Commons Tega Cay, SC	NC	To be built	11,925,000	79,100		Lowe's Food

Midway Plaza Tamarac, FL	NC	1985	26,200,000	220,259	(8)	Publix Ross

North Hill Commons Anderson, SC	NC	2000/2003	4,496,000	42,942		Michael's PETsMART

Publix Center Easley, SC	NC	2003	11,828,000	100,838		Publix Ross

River Walk River Ridge, FL	NC	2001	6,937,000	65,282		Publix

Sandy Plains Village Roswell, GA	NC	1978/1993/1995	18,535,000	175,035	(7) (8)	Kroger Stein Mart

Shoppes at Wendover Village Greensboro, NC	D	To be built	29,500,000	165,932		Ross Home Goods A.C. Moore

Turkey Creek Pavilion Phase II Knoxville, TN	NC	2002	12,270,000	85,040		Ross Pier One

Village Crossing Skokie, IL	NC	1989	81,250,000	427,722	(8)	Crown Theaters Best Buy

Walk at Highwood Preserve Phase II Tampa, FL	NC	To be built	6,577,000	28,427		Boston Market

Westin Center Fayetteville, NC	NC	1995	5,800,000	69,950	(3)	Food Lion CVS/Pharmacy Family Dollar Store

Starwood Heller New Jersey Portfolio

440 Commons Jersey City, NJ	NC	1997	18,085,000	162,533	(8)	Home Depot Seaman's Furniture Store

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Brick Center Plaza Brick, NJ	NC	1999	19,392,000	114,028	(8)	Bed, Bath & Beyond Best Buy Seaman's Furniture Christian Fine Home Furnishings

Edgewater Towne Center Edgewater, NJ	NC	2000	27,218,000	77,446	(4) (8)	Whole Foods Supermarket Annie Sez

East Hanover Plaza East Hanover, NJ	NC	1994	17,267,000	97,660	(8)	Sport Authority Office Max Chili's & Macaroni Grill NJ Pet Supply

Route 22 Retail Center Union, NJ	NC	1997	18,887,000	110,453	(5) (8)	Circuit City Baby Superstore The Furniture King

Sony Theatre Complex East Hanover, NJ	NC	1993	12,023,000	70,549	(8)	Chuck E. Cheese Lowes Cinema

West Falls Plaza West Paterson, NJ	NC	1995	21,164,000	88,913	(8)	A & P 6th Avenue Electronics

Paradise Portfolio

Paradise Place West Palm Beach, FL	NC	To be built	10,873,000	74,620		Publix

Paradise Shoppes of Ellenwood Ellenwood, GA	NC	To be built	10,354,000	67,721		Publix

Paradise Promenade Davie, FL	NC	To be built	12,530,000	70,291		Publix

Plaza Del Paraiso Miami, FL	NC	To be built	14,050,000	82,291		Publix

Shoppes at Lake Dow McDonough, GA	NC	To be built	10,281,000	73,270		Publix

Shoppes of Lithia Brandon, FL	NC	To be built	14,173,000	79,161		Publix

Shoppes at Paradise Point Ft. Walton Beach, FL	NC	To be built	11,934,000	83,965		Publix

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Milt Turner Portfolio

Colonial Plaza Lebanon, VA	NC	2003	2,485,000	27,604		Dollar Tree Cato's

Oak Summit Winston-Salem, NC	NC	2003	24,468,000	180,774		Staples Goody's
Squire Wood Villge Dandridge, TN	NC	2003	4,166,000	46,150		Food City

The Crossings Crossville, TN	NC	1999	6,879,000	62,278		Goody's

Town & Country Center Knoxville, TN	NC	1985/1987/ 1997	56,244,000	639,135	(8)	Lowes Superstore Carmike Cinemas

Wytheville Commons Phase I & II Wytheville, VA	NC	2003 To be built	20,019,000	150,267		Goody's Dollar Tree Old Navy

Stan Thomas Portfolio

Heritage Pavilion Smyrna, GA	NC	1995	39,937,000	262,933		Marshall's TJ Maxx Media Play Rhodes Furniture

Hiram Pavilion Hiram, GA	NC	2001/2002	45,508,000	367,407		Kohl's Goody's

Eckerd Drug Store - 19 Store Portfolio		1995-1997	40,858,000

Dallas, TX				9,504
Dallas, TX				9,504
Ft. Worth, TX				9,504
Wichita, TX				10,800
Wichita Falls, TX				9,504
Lake Worth, TX				9,504
Tyler, TX				9,504
Ft. Worth, TX				10,908
Richardson, TX				10,560
River Oaks, TX				10,908
Richardson, TX				10,560
Plano, TX				10,908
Richland Hills, TX				10,908
Marietta, GA				10,880
Lawrenceville, GA				9,504
Gainsville, GA				10,594
Snellville, GA				10,594
Oklahoma City, OK				9,504
Kissimmee, FL				9,504

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
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

(6) This property is a multi-use development containing retail, office and apartments. The office space is currently being completed and 306 of 320 apartments have been completed. The remaining apartments will be completed in May 2003. The seller will have two years to lease the currently vacant retail, office and apartment spaces. Our purchase price is allocated as follows: $66,490,000 to retail and office and $38,768,000 to the apartments, and may be adjusted upward, based on the final rental rates achieved, for the multi-family.

(7) The acquisition cost includes $535,000, which will be spent on new roofs and other rehab work after the acquisition of the property.
  Property was acquired between the period of 05/08/03 and 05/15/03.

Type of Property

NC   Neighborhood and Community Multi-Tenant Retail Shopping Center

SU  Single User Property

 D  Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

(12) Investment Properties			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Aberdeen Square
Boynton Beach, FL	$ 3,670,000	$ 1,948,473	$ 4,768,166	$ (125,266)	$1,948,473	$ 4,642,900	$ 6,591,373	$ 258,320	1990	10/01
Abernathy Square
Atlanta, GA	13,392,000	8,054,652	16,076,111	(326,858)	8,054,652	15,749,253	23,803,905	838,817	1983/1994	12/01
Acworth Avenue Retail Shopping Center
Acworth, GA	--	959,257	1,875,198	(21,421)	959,257	1,853,777	2,813,034	104,658	2001	12/00
Anderson Central
Anderson, SC	11,000,000	2,219,839	13,642,727	(411,842)	2,219,839	13,230,885	15,450,724	726,091	1999	11/01
Bartow Marketplace
Cartersville, GA	13,475,000	6,098,178	18,308,271	78,338	6,098,178	18,386,609	24,484,787	2,282,339	1995	09/99
Boynton Commons
Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	2,938,866	1998	07/99
Brandon Blvd. Shoppes
Brandon, FL	5,137,000	1,894,787	7,587,323	(145,568)	1,894,787	7,441,755	9,336,542	387,732	1994	11/01
Bridgewater Marketplace
Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	654,529	1998	09/99
Camp Hill Center
Harrisburg, PA	--	1,126,880	6,659,326	(49,629)	1,126,880	6,609,697	7,736,577	23,250	1978/2002	01/03
Capital Crossing
Raleigh, NC	--	2,394,055	7,590,288	(340,313)	2,394,055	7,249,975	9,644,030	24,490	1995	02/03
Casselberry Commons
Casselberry, FL	8,703,000	6,702,658	11,191,912	268,416	6,702,658	11,460,328	18,162,986	1,536,245	1973/1998	12/99
Chatham Crossing
Siler City, NC	2,190,000	971,620	2,992,100	(94,552)	971,620	2,897,548	3,869,168	28,377	2002	12/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Chesterfield Crossings
Richmond, VA,	$ 6,380,000	$ 2,791,620	$ 8,190,130	$ (88,763)	$2,791,620	$ 8,101,367	$ 10,892,987	$ 299,753	2000	06/02
Chickasaw Trails
Shopping Center
Orlando, FL	4,400,000	1,723,260	6,907,737	(108,194)	1,723,260	6,799,543	8,522,803	410,323	1994	08/01
Circuit City Plaza
Orlando, FL	6,275,000	3,756,672	7,761,404	(111,424)	3,756,672	7,649,980	11,406,652	245,217	1999	07/02
Citrus Hills
Citrus Hills, FL	3,000,000	841,567	5,185,586	(201,645)	841,567	4,983,941	5,825,508	252,054	1994	12/01
City Crossing
Warner Robins, GA	--	1,893,133	12,750,925	(252,985)	1,893,133	12,497,940	14,391,073	146,302	2001	11/02
Clayton Corners
Clayton, NC	9,850,000	1,615,060	13,379,346	(518,357)	1,615,060	12,860,989	14,476,049	230,899	1999	11/02
Colonial Promenade
Bardmore Center
Largo, FL	--	8,745,733	8,405,232	(536,478)	8,745,733	7,868,754	16,614,487	39,340	1991	02/03
Columbia Promenade
Kissimmee, FL	3,600,000	1,483,737	5,956,206	(6,206)	1,483,737	5,950,000	7,433,737	528,237	2000	01/01
Columbiana Station
Columbia, SC	--	7,486,111	39,128,619	(633,025)	7,486,111	38,495,594	45,981,705	364,410	1999	12/02
Commonwealth Center II
Richmond, VA	--	4,509,455	17,768,396	562,716	4,509,455	18,331,112	22,840,567	57,068	2002	02/03
CompUSA Retail Center
Newport News, VA	4,000,000	2,261,885	5,062,238	(67,105)	2,261,885	4,995,133	7,257,018	69,657	1999	11/02
Concord Crossing
Concord, NC	--	816,686	4,513,910	227,613	816,686	4,741,523	5,558,209	14,568	1994	02/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Conway Plaza
Orlando, FL	$ 5,000,000	$ 2,215,324	$ 6,332,434	$ 328,743	$ ,215,324	$ 6,661,177	$ 8,876,501	$ 841,341	1985/1999	02/00
Countryside
Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	967,585	1997	10/99
Cox Creek
Florence, AL	15,212,567	4,256,549	14,974,285	(249,143)	4,256,549	14,725,142	18,981,691	310,159	2001	09/02
Creekwood Crossing
Bradenton, FL	11,750,000	6,376,185	17,239,607	(214,023)	6,376,185	17,025,584	23,401,769	932,620	2001	11/01
Crystal Springs
Shopping Center
Crystal Springs, FL	4,070,000	1,064,112	6,413,838	(132,598)	1,064,112	6,281,240	7,345,352	231,677	2001	04/02
Douglasville Pavilion
Douglasville, GA	16,285,000	6,540,781	20,836,192	(537,482)	6,540,781	20,298,710	26,839,491	870,774	1998	12/01
Downtown Short Pump
Richmond, VA	--	8,045,152	25,470,041	3,093,990	8,045,152	28,564,031	36,609,183	--	2000	03/03
Duvall Village
Bowie, MD	9,441,045	4,000,000	9,045,904	(575,425)	4,000,000	8,470,479	12,470,479	146,399	1998	12/01
Eisenhower Crossing I & II
Macon, GA	23,800,000	7,487,472	35,804,354	(650,258)	7,487,472	35,154,096	42,641,568	1,773,551	2001/2002	11/01,03/02
Fayetteville Pavilion
Fayetteville, NC	17,390,000	7,114,584	19,783,655	471,612	7,446,420	19,923,431	27,369,851	845,171	1998/2001	12/01
Forest Hills Centre
Wilson, NC	3,660,000	1,582,094	5,093,270	(62,148)	868,647	5,744,569	6,613,216	123,092	1989	09/02
Forestdale Plaza
Jamestown, NC	3,319,000	1,262,754	5,407,118	(89,895)	1,262,754	5,317,223	6,579,977	146,274	2001	08/02
Gateway Market Center
St. Petersburg, FL	10,425,000	6,351,847	14,576,808	114,644	6,351,847	14,691,452	21,043,299	1,397,427	1999/2000	09/00

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Gateway Plaza - Conway
Conway, SC	$ --	$ 912,466	$ 5,382,247	$ (104,967)	$ 912,466	$ 5,277,280	$ 6,189,746	$ 52,165	2002	12/02
Gateway Plaza - Jacksonville
Jacksonville, NC	6,500,000	2,906,103	8,959,217	1,151,503	2,906,103	10,110,720	13,016,823	163,780	2000/2001	11/02
Golden Gate
Greensboro, NC	6,378,550	3,644,643	6,899,915	840,869	3,644,643	7,740,784	11,385,427	120,066	1962/2002	10/02
Goldenrod Groves
Orlando, FL	4,575,000	3,048,044	6,128,605	315,213	3,048,044	6,443,818	9,491,862	84,328	1985/1998	10/02
Hairston Crossing
Decatur, GA	3,655,000	1,066,527	5,563,132	(27,873)	1,066,527	5,535,259	6,601,786	260,411	2001/2002	02/02
Hampton Point
Taylors, SC	2,475,000	1,072,903	3,453,395	(30,717)	1,072,903	3,422,678	4,495,581	111,168	1993	05/02
Harundale Plaza
Glen Burnie, MD	12,362,000	9,869,539	14,882,463	(759,808)	9,869,539	14,122,655	23,992,194	213,819	1999	11/02
Hillsboro Square
Deerfield Beach, FL	12,100,000	6,157,134	12,828,066	2,326,154	5,780,000	15,531,354	21,311,354	480,651	1978/2002	06/02
Jones Bridge Plaza
Norcross, GA	--	1,791,065	5,734,426	325,445	1,885,398	5,965,538	7,850,936	90,297	1999	11/02
Lake Olympia Square
Ocoee, FL	5,438,780	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	1,000,431	1995	09/99
Lake Walden Square
Plant City, FL	9,666,890	3,006,662	11,549,586	222,953	3,006,662	11,772,539	14,779,201	1,867,522	1992	05/99
Lakeview Plaza
Kissimmee, FL	3,613,236	842,077	5,345,819	(95,542)	842,077	5,250,277	6,092,354	55,216	1998	12/02
Lakewood Ranch
Bradenton, FL	4,400,000	3,426,105	6,067,556	(233,942)	3,426,105	5,833,614	9,259,719	95,257	--	11/02
Logger Head Junction
Sarasota, FL	--	344,321	320,738	(14,646)	344,321	306,092	650,413	14,791	1980/1984	02/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Marketplace at Mill Creek
Buford, GA	$ 28,900,000	$ 14,457,044	$ 35,660,892	$ 209,554	$ 14,457,044	$ 35,870,446	$ 50,327,490	$ 105,737	2002/2003	02/03
Market Square
Douglasville, GA	8,369,892	2,309,461	10,595,333	667,445	2,309,461	11,262,778	13,572,239	43,748	1974/1990	01/03
McFarland Plaza
Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	(315,355)	2,325,039	12,618,211	14,943,250	391,668	1999	07/02
Meadowmont Village Center
Chapel Hill, NC	--	2,948,143	23,860,318	(964,848)	2,948,143	22,895,470	25,843,613	231,422	2002	12/02
Melbourne Shopping Center
Melbourne, FL	5,947,649	2,382,330	7,459,634	569,248	2,382,330	8,028,882	10,411,212	294,523	1999	04/02
Merchants Square
Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	751,693	1993	06/99
Monroe Shopping Center
Monroe, NC	--	714,882	2,833,326	(32,995)	714,882	2,800,331	3,515,213	9,128	1994	02/03
Newnan Pavilion
Newnan, GA	20,726,371	8,560,550	24,553,440	731,800	8,987,539	24,858,251	33,845,790	888,079	1998/2002	03/02
North Aiken Bi-Lo Center
Aiken, SC	2,900,000	660,000	5,156,040	(96,807)	660,000	5,059,233	5,719,233	83,368	2002	11/02
Northpoint Marketplace
Spartanburg, SC	4,535,000	809,351	7,459,725	(376,035)	809,351	7,083,690	7,893,041	237,497	2001	05/02
Oakley Plaza
Ashville, NC	--	2,013,562	7,455,436	(837,890)	2,013,562	6,617,546	8,631,108	26,463	1988	02/03
Oleander Shopping Center
Wilmington, NC	3,000,000	794,912	4,425,726	(121,373)	794,912	4,304,353	5,099,265	156,999	1989	05/02
Paraiso Plaza
Hialeah, FL	--	2,789,414	6,692,059	20,001	2,789,414	6,712,060	9,501,474	21,619	1997	02/03
Plant City Crossing
Plant City, FL	--	2,660,804	8,218,061	(301,896)	2,660,804	7,916,165	10,576,969	78,184	2001	11/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Pleasant Hill
Duluth, GA	$ 17,120,000	$ 4,805,830	$ 29,526,305	$ (244,578)	$4,805,830	$ 29,281,727	$ 34,087,557	$ 3,134,000	1997/2000	05/00
Presidential Commons
Snellville, GA	26,066,555	9,001,185	36,030,481	(712,012)	9,001,185	35,318,469	44,319,654	448,243	2000	11/02
Publix Brooker Creek
Palm Harbor, FL	4,468,070	2,931,581	5,787,185	(64,785)	2,931,581	5,722,400	8,653,981	--	1994	02/03
River Ridge
Birmingham, AL	--	6,487,314	20,004,535	(437,103)	6,487,314	19,567,432	26,054,746	256,419	2001	11/02
Riverstone Plaza
Canton, GA	17,600,000	5,672,769	26,270,288	(755,504)	5,672,769	25,514,784	31,187,553	955,805	1998	04/02
Rosedale Shopping Center
Huntersville, NC	13,300,000	2,913,676	16,630,071	(49,441)	2,913,676	16,580,630	19,494,306	197,124	2000	11/02
Sand Lake Corners
Orlando, FL	11,900,000	6,091,246	16,164,600	(105,878)	6,091,246	16,058,722	22,149,968	1,271,643	1998/2000	05/01
Sarasota Pavilion
Sarasota, FL	29,850,000	17,273,845	24,826,101	(297,297)	17,273,845	24,528,804	41,802,649	1,050,599	1999	01/02
Sexton Commons
Fuquay Varina, NC	4,400,000	799,852	7,223,004	(147,398)	799,852	7,075,606	7,875,458	212,348	2001/2002	08/02
Sharon Greens
Cumming, GA	6,500,000	3,593,247	9,468,907	(349,983)	3,593,247	9,118,924	12,712,171	321,521	2001	05/02
Sheridan Square
Dania, FL	--	2,425,266	5,160,970	374	2,425,266	5,161,344	7,586,610	16,691	1991	02/03
Shoppes at Citiside
Charlotte, NC	--	2,009,614	7,696,077	252,007	2,009,614	7,948,084	9,957,698	76,039	2002	12/02
Shoppes at Lake Mary
Lake Mary, FL	6,250,000	3,618,581	7,521,439	(43,493)	3,618,581	7,477,946	11,096,527	173,519	2001	08/02
Shoppes at New Tampa
Wesley Chapel, FL	--	6,007,635	13,187,920	515,358	6,007,635	13,703,278	19,710,913	131,621	2002	12/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Shoppes of Golden Acres
Newport Richey, FL	$ --	$ 3,900,000	$ 6,930,734	$ 481,528	$3,900,000	$ 7,412,262	$ 11,312,262	$ 154,478	2002	02/02
Shoppes on the Circle
Dothan, AL	12,170,625	1,544,088	13,468,413	14,071	1,544,088	13,482,484	15,026,572	220,604	2000	11/02
Skyview Plaza
Orlando, FL	10,875,000	7,460,820	13,871,448	658,143	7,460,820	14,529,591	21,990,411	846,853	1994/1998	09/01
Southlake Pavilion
Morrow, GA	34,602,709	7,830,718	48,545,944	2,734,644	8,402,373	50,708,933	59,111,306	2,086,184	1996/2001	12/01
Southlake Shopping Center
Cornelius, NC	7,659,185	3,633,377	9,999,573	(103,915)	3,633,377	9,895,658	13,529,035	141,401	2001	11/02
Springfield Park
Lawrenceville, GA	--	1,980,202	8,943,936	874,441	1,980,202	9,818,377	11,798,579	27,287	1992/2000	01/03
Steeplechase Plaza
Ocala, FL	4,651,350	1,554,810	7,092,510	361,749	1,618,271	7,390,798	9,009,069	359,710	1993	12/01
Stonebridge Square
Roswell, GA	10,900,000	4,582,728	14,946,585	105,604	4,865,527	14,769,390	19,634,917	492,214	2001/2002	06/02
Stonecrest Marketplace
Lithonia, GA	20,000,000	7,463,134	27,278,964	2,275,071	7,463,134	29,554,035	37,017,169	87,618	2002	02/03
Suwanee Crossroads
Suwanee, GA	--	2,481,318	9,586,230	21,728	2,481,318	9,607,958	12,089,276	30,977	2002	02/03
Sycamore Commons
Matthews, NC	20,000,000	7,995,359	30,188,891	(304,012)	7,995,359	29,884,879	37,880,238	915,402	2001/2002	07/02
Target Center
Columbia, SC	4,192,000	1,994,642	5,677,919	(93,846)	1,994,642	5,584,073	7,578,715	238,933	2002	04/02
Tequesta Shoppes Plaza
Tequesta, FL	--	2,898,918	8,539,792	360,208	2,898,918	8,900,000	11,798,918	27,935	1986	01/03
The Overlook at
King of Prussia
King of Prussia, PA	30,000,000	32,402,117	24,643,324	(3,769,088)	32,402,117	20,874,236	53,276,353	164,716	2002	02/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

The Fountains
Plantation, FL	$ 13,999,900	$ 15,920,000	$ 28,492,462	$ (638,468)	$15,920,000	$ 27,853,994	$ 43,773,994	$ 80,588	1989	02/03
Town Center Commons
Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,262)	3,293,792	6,319,573	9,613,365	923,637	1998	07/99
Turkey Creek Phase I
Knoxville, TN	13,220,000	3,973,419	17,788,597	130,707	4,054,200	17,838,523	21,892,723	924,478	2001	01/02
Universal Plaza
Lauderhill, FL	4,970,000	3,571,566	6,300,870	(620,803)	3,571,566	5,680,067	9,251,633	299,681	2002	01/02
Valley Park Commons
Hagerstown, MD	--	1,822,018	9,495,115	(104,531)	1,822,018	9,390,584	11,212,602	--	1993	03/03
Venture Pointe
Duluth, GA	15,790,000	10,878,572	15,654,530	185,203	10,878,571	15,839,734	26,718,305	685,197	1996	12/01
Village Center
Mt. Pleasant, WI	--	5,511,994	18,474,755	(903,291)	5,511,994	17,571,464	23,083,458	--	2002/2003	03/03
Village Square at Golf
Boynton Beach, FL	--	4,536,806	14,000,584	(151,735)	4,536,806	13,848,849	18,385,655	181,484	1983/2002	11/02
Wakefield Crossing
Raleigh, NC	5,920,000	2,151,750	8,642,715	(227,109)	2,151,750	8,415,606	10,567,356	271,559	2001	08/02
Walk at Highwoods I
Tampa, FL	13,230,000	7,423,113	16,575,476	(535,958)	7,423,113	16,039,518	23,462,631	495,948	2001	07/02
Ward's Crossing
Lynchburg, VA	6,090,000	2,661,733	8,438,070	(203,802)	2,661,733	8,234,268	10,896,001	342,897	2001	06/02
West Oaks
Ocoee, FL	4,900,000	4,514,559	6,706,310	27,585	4,514,559	6,733,895	11,248,454	530,478	2000	03/01
Windsor Court
Shopping Center
Windsor Court, CT	--	4,315,529	10,323,403	(86,389)	4,315,529	10,237,014	14,552,543	33,409	1993	02/03
Woodstock Square
Atlanta, GA	20,700,000	5,516,733	22,079,359	(63,928)	5,516,733	22,015,431	27,532,164	1,456,660	2001	06/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Bass Pro Outdoor World
Dania Beach, FL	$ 9,100,000	$ 6,938,145	$ 11,281,774	$ (187,305)	$6,938,145	$ 11,094,469	$ 18,032,614	$ 299,464	1999	06/02
Circuit City-Cary
Cary, NC	3,280,000	1,876,188	3,773,564	(33,065)	1,876,188	3,740,499	5,616,687	71,430	2000	09/02
Circuit City-Rome
Rome, GA	2,470,000	662,211	3,813,902	(39,890)	662,211	3,774,012	4,436,223	99,739	2001	06/02
Circuit City-Vero Beach
Vero Beach, FL	3,120,000	1,985,167	3,663,277	(37,084)	1,985,167	3,626,193	5,611,360	98,807	2001	06/02
Eckerd Drug Store - #5018
Amherst, NY	1,581,660	856,127	1,948,873	(19,362)	856,127	1,929,511	2,785,638	6,201	2000	01/03
Eckerd Drug Store - #5661
Buffalo, NY	1,777,076	959,933	2,184,622	(22,623)	959,933	2,161,999	3,121,932	6,949	2000	01/03
Eckerd Drug Store - #5786
Dunkirk, NY	905,364	--	1,720,216	(19,372)	--	1,700,844	1,700,844	5,430	2000	01/03
Eckerd Drug Store - #5797
Cheektowaga, NY	1,636,200	1,146,993	2,609,448	(19,616)	1,146,993	2,589,832	3,736,825	8,327	2000	01/03
Eckerd Drug Store - #6007
Connelsville, PA	1,636,200	1,069,666	2,433,833	(18,271)	1,069,666	2,415,562	3,485,228	7,791	1999	01/03
Eckerd Drug Store - #6036
Pittsburgh, PA	1,636,200	1,172,637	2,667,687	(17,817)	1,172,637	2,649,870	3,822,507	8,546	1999	01/03
Eckerd Drug Store - #6040
Monroeville,PA	1,910,700	1,658,487	3,771,081	(21,018)	1,658,487	3,750,063	5,408,550	12,090	1998	01/03
Eckerd Drug Store - #6043
Monroeville,PA	1,636,200	1,011,958	2,302,775	(18,362)	1,011,958	2,284,413	3,296,371	7,369	1999	01/03
Eckerd Drug Store - #6062
Harborcreek, PA	1,418,040	771,094	1,755,759	(18,453)	771,094	1,737,306	2,508,400	5,607	1999	01/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Eckerd Drug Store - #6089
Weirton, WV	$ 1,374,408	$ 754,218	$ 1,717,431	$ (19,089)	$ 754,218	$ 1,698,342	$ 2,452,560	$ 5,456	2000	01/03
Eckerd Drug Store - #6095
Cheswick, PA	1,570,752	851,841	1,939,140	(19,452)	851,841	1,919,688	2,771,529	6,194	2000	01/03
Eckerd Drug Store - #6172
New Castle, PA	1,636,200	878,146	1,998,880	(18,453)	878,146	1,980,427	2,858,573	6,346	1999	01/03
Eckerd Drug Store - #6193
Erie, PA	1,636,200	891,033	2,028,147	(17,817)	891,033	2,010,330	2,901,363	6,486	1999	01/03
Eckerd Drug Store - #6199
Millcreek, PA	1,636,200	1,138,640	2,590,478	(18,362)	1,138,640	2,572,116	3,710,756	8,280	1999	01/03
Eckerd Drug Store - #6257
Millcreek, PA	640,000	--	1,443,819	(18,271)	--	1,425,548	1,425,548	4,596	1999	01/03
Eckerd Drug Store - #6286
Erie, PA	1,601,450	1,280,323	2,912,248	(19,453)	1,280,323	2,892,795	4,173,118	9,329	1999	01/03
Eckerd Drug Store - #6334
Erie, PA	1,636,200	914,751	2,082,011	(17,833)	914,751	2,064,178	2,978,929	6,660	1999	01/03
Eckerd Drug Store - #6392
Penn, PA	1,636,200	900,264	2,049,110	(19,543)	900,264	2,029,567	2,929,831	6,548	2000	01/03
Eckerd Drug Store - #6695
Plum Borough, PA	1,636,200	1,120,237	2,548,682	(18,634)	1,120,237	2,530,048	3,650,285	8,173	1999	01/03
Eckerd Drug Store - Blackstock
Spartanburg, SC	--	850,144	1,872,737	(21,725)	850,144	1,851,012	2,701,156	56,499	2002	08/02
Eckerd Drug Store - Concord
Concord, NC	--	725,000	1,313,566	134,970	725,000	1,448,536	2,173,536	24,154	2002	04/02
Eckerd Drug Store - Greenville
Greenville, SC	1,540,400	1,470,306	1,357,205	(37,269)	1,470,306	1,319,936	2,790,242	71,159	2001	11/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Eckerd Drug Store -
Perry Creek
Raleigh, NC	$ --	$ 1,010,000	$ 1,784,871	$ --	$1,010,000	$ 1,784,871	$ 2,794,871	$ 11,285	2003	09/02
Eckerd Drug Store - Piedmont
Piedmont, SC	--	602,021	1,365,882	(19,271)	602,021	1,346,611	1,948,632	4,316	2000	01/03
Eckerd Drug Store - Spartanburg
Spartanburg, SC	1,541,600	757,850	2,049,000	(11,061)	757,850	2,037,939	2,795,789	126,310	2001	12/01
Eckerd Drug Store - Tega Cay
Tega Cay, SC	--	1,156,000	1,388,212	516,992	1,156,000	1,905,204	3,061,204	27,567	2002	04/02
Eckerd Drug Store - Woodruff
Woodruff, SC	--	950,000	1,525,208	345,349	950,000	1,870,557	2,820,557	24,671	2002	07/02
Jo-Ann Fabrics
Alpharetta, GA	2,450,000	2,217,303	2,693,824	--	2,217,303	2,693,824	4,911,127	165,883	2000	06/01
Just for Feet - Augusta
Augusta, GA	1,668,000	697,307	2,357,037	(26,283)	697,307	2,330,754	3,028,061	104,870	1999	02/02
Just For Feet - Covington
Covington, LA	1,885,000	1,218,745	2,228,638	(31,180)	1,218,745	2,197,458	3,416,203	98,691	1999	02/02
Just for Feet - Daytona
Daytona Beach, FL	2,000,000	1,651,300	2,249,996	(24,737)	1,651,300	2,225,259	3,876,559	130,153	1998	08/01
K-Mart
Macon, GA	4,655,000	1,172,127	7,858,709	--	1,172,127	7,858,709	9,030,835	690,199	2000	02/01
Lowe's Home Improvement Center
Warner Robbins, GA	4,845,000	2,430,841	7,000,513	--	2,430,841	7,000,513	9,431,354	626,225	2000	02/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)
		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

PETsMART - Chattanooga
Chattanooga, TN	$ 1,303,800	$ 775,738	$ 2,327,215	$ --	$ 775,738	$ 2,327,215	$ 3,102,953	$ 148,683	1995	04/01
PETsMART - Daytona Beach
Daytona Beach, FL	1,361,200	809,449	2,428,348	--	809,449	2,428,348	3,237,797	155,144	1996	04/01
PETsMART - Fredricksburg
Fredricksburg, VA	1,435,000	852,498	2,557,493	--	852,498	2,557,493	3,409,991	163,395	1997	04/01
Rainbow Foods - Garland
Garland, TX	--	1,248,572	3,849,672	(93,762)	1,248,578	3,755,904	5,004,482	36,762	1994	11/02
Rainbow Foods - Rowlett
Rowlett, TX	--	1,128,295	3,475,459	(89,104)	1,128,295	3,386,355	4,514,650	55,285	1995/2001	11/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

		Initial Costs (A)		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Development Projects	Encumbrance	Land	Improvements	Basis (C)	Land	Improvements	Total (D)	Depreciation (E)	Constructed	Acquired

Citrus Hills - Blockbuster
Citrus Hills, FL	$ --	$ --	$ 250,026	$ --	$ --	$ 250,026	$ 250,026	$ --	--	12/01
Eckerd Drug Store - Gaffney
Gaffney, SC	--	1,038,631	1,335,395	--	1,038,631	1,335,395	2,374,026	--	--	12/02
Sharon Greens
Cumming, GA	--	631,920	--	--	631,920	--	631,920	--	--	02/03
Shoppes at Chalet Suzanne
Lake Wales, FL	--	3,101,850	518,427	--	3,101,850	518,427	3,620,277	--	--	12/02
Southampton Village
Tyrone, GA	--	2,183,059	1,904,039	--	2,183,059	1,904,039	4,087,098	--	--	11/02
Southwood Plantation
Tallahassee, FL	--	847,540	1,398,422	--	847,540	1,398,422	2,245,962	--	--	10/02
Watercolor Crossing
Tallahassee, FL	--	510,227	631,983	--	510,227	631,983	1,142,210	--	--	03/03

Total:	$ 862,844,761	$518,584,463	$1,471,150,701	$ (456,911)	$519,340,741	$1,469,937,512	$1,989,278,253	$ 52,667,611
	==========	=========	==========	===========	=========	==========	===========	============

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

Notes:

  The initial cost to The Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

  The aggregate cost of real estate owned at December 31, 2002 for Federal income tax purposes was approximately $1,518,758,000 (unaudited).

  Adjustments to basis include additions to investment properties net of payments received under master lease agreements. As part of several purchases, The Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The adjustment to basis also includes intangible costs associated with the acquisition of investment properties. Intangible costs reflected as an adjustment to increase the initial investment costs consists of acquired in-place lease origination costs and acquired above market lease intangibles. Adjustments for acquired below market lease intangibles are reflected as an adjustment to reduce the initial cost.
  Reconciliation of real estate owned:

	March 31, 2003	December 31, 2002

Balance at beginning of year	$1,499,681,096	$595,738,856
Purchases of property	470,919,210	909,909,220
Additions	19,381,995	11,994,653
Payments received under master leases and principal escrow	(1,278,456)	(1,780,102)
Acquired in-place lease origination costs	(4,375,881)	(14,550,506)
Acquired above market lease intangibles	(8,818,599)	(12,325,336)
Acquired below market lease intangibles	13,768,888	10,694,311

Balance at end of year	$1,989,278,253	$1,499,681,096
	============	===========

  Reconciliation of accumulated depreciation:

Balance at beginning of year	$40,737,139	$14,135,094
Depreciation expense	11,930,472	26,602,045

Balance at end of year	$52,667,611	$40,737,139
	===========	==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the three month period ended March 31, 2003 to the three month periods ended March 31, 2002. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and in our consolidated financial statements and the related notes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. See "Cautionary Note Regarding Forward-Looking Statements."

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

The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the United States and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has initiated a military action with Iraq, where major hostilities have ceased. Terrorist attacks and military conflict in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly or indirectly negatively affect our tenants or properties and their operations and our profitability.

Many of our properties are located in the southeastern states. During the first quarter 2003, as throughout the nation, the southeastern market experienced the economic slowdown. The local southeastern economies have been further impacted by the continued slowdown in airline travel and tourism. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our properties, to a large extent, consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. Our operations could be negatively impacted to the extent that an economic downturn is prolonged or becomes more severe. The Kmart bankruptcy may negatively impact three of the four Kmart leased properties. In April 2003, Kmart vacated the space at these three properties and affirmed the lease at the fourth property. As of May 8, 2003, the Kmart stores represent approximately 2.4% of the gross leasable area of the properties. We believe that the diversification of creditworthy tenants provides additional mitigation of risks. As of May 8, 2003, the largest tenant, Publix, in the portfolio comprises approximately 89% of the properties GLA and approximately 5.7% of the properties rental income.

As of March 31, 2003, our operating partnership owned a portfolio of 149 properties has agreements with unaffiliated third parties to develop four land parcels and made six loans totaling $86,928,803 to unaffiliated third parties secured by mortgages on the properties. Each of the properties is a shopping center located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia,

Connecticut, and Wisconsin. and containing an aggregate of approximately 16,891,005 square feet of GLA. As of March 31, 2003, approximately 96% of GLA in the properties was leased.

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

We allocate the purchase price of the each acquired investment property between land, building and improvements, acquired above market and below market leases, lease origination value (the market cost avoidance of executing each acquired lease), and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease origination costs based on estimated lease execution costs for similar leases and we consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease intangibles. After an acquired lease is determined to be above or below market lease intangibles, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, location, age and physical condition of the property.

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

Cost Capitalization and Depreciation Policies. Our policy is to review all expenses paid and capitalize any items exceeding $5,000 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment properties classification as an asset to Buildings and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when the anchor tenant receives its certificate of occupancy or when over 60% of the tenants receive their certificate of occupancy, the development is deemed to be substantially complete.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease origination costs, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

On January 1, 2002, The Company adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to The Company's 2002 and 2003 real estate acquisitions. The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease intangibles of $352,432 was applied as a reduction to rental income for the three month period ending March 31, 2003. Amortization pertaining to the below market lease intangibles of $347,480 was applied as an increase to rental income for the three month period ending March 31, 2003. The portion of the purchase price allocated to acquired in-place lease origination costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease origination costs of $348,953 for the three month period ending March 31, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation required certain disclosures in the financial statements as of December 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

We have accounted for fundings to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. Because of the amounts funded in relation to the equity investment of the borrower in the underlying property, it is reasonably possible that we will be required to consolidate or disclose additional information with regards to the underlying investment properties' financial position when the statement becomes effective. Our maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at March 31, 2003 less amounts paid after period end which amounts to approximately $38,965,000.

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

On June 7, 2002, concurrent with the First Follow-On Offering, we commenced a Second Follow-On Public Offering on a best efforts basis of up to (i) 150,000,000 additional shares at a price of $10.00 per share, (ii) 12,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 6,000,000 soliciting dealer warrants, and (iv) 6,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms in the Initial Offering. As of May 8, 2003 we have received subscriptions for a total of 116,803,164 shares sold from the Second Follow-On Offering resulting in gross proceeds of $1,168,741,400 and repurchased 386,718 shares for $3,634,075 pursuant to the Share Repurchase Program. As a result, we could sell another 33,196,836 shares in the Second Follow-On Offering. Collectively the Initial Offering, First Follow-On Offering and Second Follow-On Offering are referred to as the Offerings.

As of March 31, 2003 and December 31, 2002, subscriptions for a total of 153,709,317 and 119,713,115 shares, respectively, had been received from the public, which include the 20,000 shares issued to the Advisor. In addition, we distributed 4,261,636 and 3,025,137 shares pursuant to our DRP as of March 31, 2003 and 2002, respectively. As of March 31, 2003 we have repurchased 590,611 shares and have issued soliciting dealer warrants to acquire 6,150,784 shares. As a result of such sales and repurchases, we have received a net total of $1,567,678,596 of gross offering proceeds as of March 31, 2003. Our Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds from the offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the gross offering proceeds. As of March 31, 2003 and December 31, 2002, organizational and offering costs totaling $157,044,795 and $125,224,459, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering and First Follow-On Offering and we anticipate that these costs will not exceed these limitations upon completion of the Second Follow-On Offering. Any excess amounts at the completion of the Second Follow-On Offering will be reimbursed by our Advisor.

As of March 31, 2003, 6,150,784 soliciting dealer warrants were sold to the managing dealer for a total of $4,921 and none of the soliciting dealer warrants had been exercised for shares.

Line of Credit. On December 20, 2001, we secured an acquisition line of credit in the amount of $14,000,000 with SouthTrust Bank. This line of credit had a maturity date of March 27, 2002, which has been extended to March 27, 2004 and carries interest at the rate which ranges from 1.75% to 1.85% over LIBOR per annum. The funds from this line of credit were used as financing related to The Fountains on February 18, 2003. In addition, we entered into a $200 million equity line of credit with Key Bank, of which $10 million has been drawn and $90 million was available as of March 31, 2003. Subsequent to March 31, 2003, The Company was extended an additional $100 million to the original $100 million an additional $90,000,000 was drawn on May, 8, 2003 for a total of $100,000,000 outstanding.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of March 31, 2003, we distributed 4,261,636 shares pursuant to the DRP for an aggregate of $40,485,540.

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

Shares purchased by us will not be available for resale. As of March 31, 2003, 590,611 shares have been repurchased for an aggregate cost of $5,532,127.

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

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR plus a spread ranging from 150 to 225 basis points. Fixed-rate loans bear interest based on corresponding treasury instruments plus a spread of 130 to 190 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans may be prepaid with a penalty after specific lockout periods.

During the first quarter we closed on or assumed debt with a principal amount of $187,426,666 and retired debt in the amount of $0. The average cost of funds for 2003 was approximately 4.97%. We also maintain two lines of credit in the aggregate amount of $214 million, of which approximately $24 million was outstanding as of March 31, 2003.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was $31,819,290 and $15,226,052 for the three month periods ended March 31, 2003 and 2002, respectively. The increase in net cash provided by operating activities for the three month period ended March 31, 2003 compared to prior periods is due primarily to the additional rental revenues and income generated from the operations of 106 properties owned at the beginning of the quarter plus 43 properties purchased during the period ended March 31, 2003, compared to the rental revenues and income generated from the operations of 39 properties owned for the period ended March 31, 2002 plus 9 properties purchased during 2002.

As of May 8, 2003, we had approximately $173,000,000 available for investment in additional properties. As of May 8, 2003 we are considering the acquisition of approximately $1.12 billion in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our experience in raising money in our current offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Investing Activities

Cash flows used in investing activities were $435,049,494 and $77,914,768 for the three month periods ended March 31, 2003 and 2002, respectively. The cash flows used in investing activities were primarily due to the acquisition of 43 and 9 properties for approximately $377,101,167 and $75,542,000 during the three-month periods ended March 31, 2003 and 2002, respectively.

Our investment in securities at March 31, 2003 and 2002 consists principally of equity investments in various real estate investment trusts and energy related trusts and is classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the three-month period ended March 31, 2003 in the amount of approximately $45,122, decreasing our margin account by approximately $71,007. We purchased investment securities of approximately $1,775,720, and increased our margin account by approximately $359,434 for the year ended in December 2002.

In 2003, we anticipate that construction costs related to several development projects which were in progress as of March 31, 2003 as well as others which will commence in 2003. The expected aggregate costs to be paid related to the projects in process at March 31, 2003 are approximately $55,809,000 of which approximately $30,360,000 had been incurred as of March 31, 2003.

Cash Flows From Financing Activities

Cash provided by financing activities was $441,592,746 and $125,089,933 for the three month periods ended March 31, 2003 and 2002, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of approximately $317,544,000 and $102,729,000 for the three month periods ended March 31, 2003 and 2002, respectively. We also generated approximately $144,568,000 and $32,507,000 from the issuance of new mortgages secured by thirty-five and six of our properties for the three-month periods ended March 31, 2003 and 2002, respectively. We paid approximately $26,033,000 and $7,503,000 in dividends to our stockholders for the three month periods ended March 31, 2003 and 2002, respectively. The increased capital balances and increased dividend rate from $.81 per Share to $.83 per Share for the three month period ended March 31, 2003 resulted in the increases in dividends declared. We also used approximately none and $1,800,000 for the paydown of none and one mortgages secured by our properties for the three month periods ended March 31, 2003 and 2002, respectively.

Given the current size of our offerings, as of May 8, 2003, we could raise approximately $332,000,000 in additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,731,849	$5,616,888	$28,784,306	$43,669,479	$ 66,684,846	$379,756,563
Variable rate debt	77,581,521	20,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.79%	7.57%	6.80%	6.75%	5.80%
Variable rate debt	3.23%	3.08%	2.99%	2.99%	2.94%	3.01%

Approximately $336,582,010, or 38%, of our mortgages payable at March 31, 2003 have variable interest rates averaging 3.02%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of March 31, 2003, interest expense increases by $3,266,000 on an annual basis.

As we continue to raise capital and acquire properties, matching our capital sources and uses is an important aspect of our business. As of May 8, 2003, we are considering the acquisition of $1.12 billion of properties. As of May 8, 2003, we have approximately $283,000,000 in cash available to acquire properties. We believe these funds, together with capital to be raised, anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these proposed acquisitions.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor As of March 31, 2003 and December 31, 2002, we had incurred $157,044,648 and $125,224,459 of offering costs, of which $141,659,213 and $111,594,678 was paid to affiliates. In accordance with the terms of the offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of March 31, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the second follow-on offering. Any excess amounts at the completion of the second follow-on offering will be reimbursed by the Advisor.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $29,789,099 and $ 79,614,867 for the periods ended March 31, 2003 and December 31, 2002, respectively, of which $599,527 and $1,309,885 was unpaid at March 31, 2003, and December 31, 2002.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month periods ended March 31, 2003 and December 31, 2002 we incurred $582,749 of these costs, of which $147,482 remained unpaid as of March 31, 2003.

An affiliate of the Advisor provides loan servicing to us for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $52,718 and $ 30,174, for the three month periods ended March 31, 2003 and December 31, 2002.

The Advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of the Advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. As of March 31, 2003 and 2002 we paid loan fees totaling $617,810 and $58,823 to this affiliate.

We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three-month periods ended March 31, 2003 and 2002 we incurred $ 2,774,000 and $797,000 of asset management fees, of which $4,774,000 was unpaid at March 31, 2003. We neither paid nor accrued such fees, for the year ended December 31, 2001 because the Advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $2,241,176 and $921,498 for the three-month periods ended March 31, 2003 and 2002. None remained unpaid as of March 31, 2003.

Related Party Transactions. In December 2001 and January 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. As of March 31, 2003, $28,320 of guarantee fees had been incurred, of which none remained unpaid at March 31, 2003. All of the respective mortgages payable were paid off in June 2002.

Results of Operations

General

Selected Financial Data

The following discussion is based primarily on our consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. The schedule excludes the following development projects: Blockbuster at Citrus Hills, Shoppes at Chalet Suzanne, Eckerd Drug Store-Gaffney, Southampton Village, Southwood Plantation, Watercolor and Village Square at Golf.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	9	1,239,771	136,394,927
June 30, 2002	15	1,783,398	177,023,351
September 30, 2002	12	1,231,910	159,865,564
December 31, 2002	31	3,454,085	424,672,664
March 31, 2003	43	3,308,027	483,288,138
Total	149	16,858,713	$1,975,383,645
	====	========	===========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $42,039,988 for the three month period ended March 31, 2003 from $16,517,438 for the three month period ended March 31, 2002. This increase is due primarily to 149 properties owned and operated throughout the three month period ended March 31, 2003 compared to 39 properties for the three month period ended March 31, 2002.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $3,681,570 from $1,906,265 for the three-month period ended March 31, 2003 and 2002 respectively. Common area cost recovery income increased to $4,240,909 from $1,654,349 for the three-month period ended March 31, 2003 and 2002 respectively. Additional rental income increased to $201,560 for the three-month period ended March 31, 2003 from $236,206 for the three month period ended March 31, 2002. These increases are due primarily to 149 properties owned and operated throughout the three month period ended March 31, 2003 compared to 39 properties for the three month period ended March 31, 2002.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments and investments in securities that are held by us. Interest and dividend income increased to $1,773,817 for the three-month period ended March 31, 2003 from $330,832 for the three-month period ended March 31, 2002. This results primarily from increases in income and dividends from investment in securities, as well as interest earned on mortgage notes receivable funded.

Other Income. Other income increased to $226,956 for the three-month period ended March 31, 2003 from $169,435 for the three-month period ended March 31, 2002. This increase is due to income realized on the sale of investment securities as well as losses realized due to other than temporary impairment of certain investment securities.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $253,163 for the three-month period ended March 31, 2003 from $82,386 for the three-month period ended March 31, 2002. This increase results from additional professional services required as we raise capital, acquire properties and grow our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $155,834 for the three month period ended March 31, 2003 from $147,482 for the three month period ended March 31, 2002. This increase results from the additional services required as we grow our portfolio of investment properties. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, postage, and printing costs. These expenses incurred amounted to $71,357 for the three month period ended March 31, 2003 from $96,259 for the three month period ended March 31, 2002. This cost is consistent with that of prior years. The expense results from services required as we grow our portfolio of investment properties.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $2,293,893 for the three-month period ended March 31, 2003 from $951,672 for the three-month period ended March 31, 2002. This increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the three-month period ended March 31, 2003 as compared to March 31, 2002.

Property Operating Expenses to Non-Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $5,601,706 for the three-month period ended March 31, 2003 from $1,803,065 for the three-month period ended March 31, 2002. This increase is primarily due to 149 properties owned and operated throughout the three-month period ended March 31, 2003 as compared to 39 properties for the three-month period ended March 31, 2002.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $9,433,907 for the three-month period ended March 31, 2003 from $4,576,616 for the three-month period ended March 31, 2002. This increase is due to the financing of additional properties owned and operated during the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $11,930,472 for the three-month period ended March 31, 2003 from $4,740,114 for the three-month period ended March 31, 2002. This increase is due to 149 properties owned and operated throughout the three-month period ended March 31, 2003 as compared to 39 properties for the three-month period ended March 31, 2002.

Amortization. Amortization expense increased to $808,787 for the three-month period ended March 31, 2003 from $380,935 for the three-month period ended March 31, 2002. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized.

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

As of May 8, 2003, eight tenants individually occupying in excess of 10,000 square feet at eight properties are currently in bankruptcy proceedings and are currently undergoing financial restructuring. None of these tenants individually or in aggregate represents greater than 5% of our space or revenue. We have four separate properties that have leases with Kmart, who has filed for Chapter 11 bankruptcy protection. In April 2003, Kmart vacated the space at three of these properties and affirmed the lease at the fourth property. We are currently discussing terms with potential replacement tenants at the three vacated locations. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates Kmart paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that Kmart's bankruptcy will not have a material adverse effect on us.

The table below includes individual tenants that occupy in excess of 10,000 square feet and are currently in bankruptcy proceedings or are currently undergoing financial restructuring, and whose space has not been re-leased.
Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Rent	Gross Receivable at 3/31/03	Reserve Balance*	Occupancy Status
Columbiana Station	Zany Brainy	Bankruptcy	10,600	151,050	$ 27,624	$ 27,624	Occupied (1)
Creekwood Crossing	Kmart	Bankruptcy	103,015	875,628	115,750	115,750	Vacant
Gateway Market Center	Waccamaw's HomePlace	Bankruptcy (2)	35,000	344,919	48,867	48,867	Vacant
Kmart / Macon	Kmart	Bankruptcy	102,098	907,349	--	--	Vacant
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	--	Vacant
Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	--	--	Occupied (3)
Rainbow Foods - Garland	Rainbow Foods	Bankruptcy	63,117	426,040	--	--	Occupied (4)
Rainbow Foods - Rowett	Rainbow Foods	Bankruptcy	70,576	476,388	--	--	Occupied (4)

*  The amount shown represents the amount reserves recorded by us against tenant receivables at March 31, 2003.

  The tenant has been paying rent on a consistent basis, but the seller has guaranteed a portion of the rent payments.
  The tenant has rejected the remainder of its lease, but the majority of space has been re-leased.
  The tenant has affirmed the lease.
  The tenant has neither affirmed nor rejected the lease

We have purchased certain properties that have been identified to have an environmental concern. Substances found on these properties are considered contaminants under Federal environmental law. We evaluate the risks on an individual property basis, investigate and sometimes purchase separate environmental insurance, pursue indemnification agreements and/or claims against others, and pursue potentially available state funds for clean up purposes. As a result, we believe we are adequately protected against losses related to these environmental concerns.

Funds from Operations

Cash generated from operations is not equivalent to our net operating income as determined under Generally Accepted Accounting Principles ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO and FAD are calculated as follows:

	2003	2002
Net income	$14,443,334	$5,281,120
Depreciation	11.930,472	4,740,114
Amortization related to investment properties	377,859	--
Funds from operations (1)	$26,751,665	$10,021,234
	========	========

(1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following table lists the approximate physical occupancy levels for The Company's investment properties as of March 31, 2003, December 31, 2002, 2001, and 2000. N/A indicates the property was not owned by The Company at the end of the period.
	March 31	December 31
	2003	2002	2001	2000
Properties:	(%)	(%)	(%)	(%)

Aberdeen Square, Boynton Beach, FL	100*	100*	96*	N/A
Abernathy Square, Atlanta, GA	96	91	92	N/A
Acworth Avenue Retail Shopping Center, Acworth, GA	73	73	N/A	N/A
Anderson Central, Anderson, SC	99	99	100	N/A
Bartow Marketplace, Cartersville, GA	100	100	99	100
Bass Pro Outdoor World, Dania Beach, FL	100	100	N/A	N/A
Boynton Commons, Boynton Beach, FL	100	100	100*	96*
Brandon Boulevard Shoppes, Brandon, FL	93*	89*	93*	N/A
Bridgewater Marketplace, Orlando, FL	100	96	97*	98
Camp Hill, Camp Hill, PA	100	N/A	N/A	N/A
Capital Crossing, Raleigh, NC	100	N/A	N/A	N/A
Casselberry Commons, Casselberry, FL	95	94	92*	95*
Chatham Crossing, Siler City, FL	100	100	N/A	N/A
Chesterfield Crossings, Richmond, VA	100	100	N/A	N/A
Chickasaw Trails Shopping Center, Orlando, FL	100	100	100	N/A
Circuit City - Cary, Cary, NC	100	100	N/A	N/A
Circuit City Plaza, Orlando, FL	100	100*	N/A	N/A
Circuit City - Rome, Rome, GA	100	100	N/A	N/A
Circuit City - Vero Beach, Vero Beach, FL	100	100	N/A	N/A
Citrus Hills, Citrus Hills, FL	97*	91*	100*	N/A
City Crossing, Warner Robins, GA	96	100*	N/A	N/A
Clayton Corners, Clayton, NC	97	97*	N/A	N/A
Colonial Bardmoor, Largo, FL	88	N/A	N/A	N/A
Columbia Promenade, Kissimmee, FL	99	93*	98*	N/A
Columbiana Station I, Columbia, SC	100	98	N/A	N/A
Commonwealth Center, Midlothian, VA	94	N/A	N/A	N/A
Concord Crossing, Concord, NC	100	N/A	N/A	N/A
Comp USA Retail Center, Newport News, VA	100	100	N/A	N/A
Conway Plaza, Orlando, FL	99	99	100*	97*
Countryside, Naples, FL	85	85	85	97
Cox Creek, Florence, AL	100*	100*	N/A	N/A
Creekwood Crossing, Bradenton, FL	99	100	96	N/A
Crystal Springs Shopping Center, Crystal Springs, FL	100*	100*	N/A	N/A
Douglasville Pavilion, Douglasville, GA	100	100	100*	N/A
Downtown Short Pump, Richmond, VA	96	N/A	N/A	N/A
Duvall Village, Bowie, MD	100*	100*	N/A	N/A
Eckerd Drug Store - Blackstock, Spartanburg, SC	100	100	N/A	N/A
Eckerd Drug Store - Concord, Concord, NC	100	100	N/A	N/A
Eckerd Drug Store - Greenville, Greenville, SC	100	100	100	N/A
Eckerd Drug Store - Piedmont, Piedmont, SC	100	N/A	N/A	N/A
Eckerd Drug Store - Perry Creek, Raleigh, NC	100	N/A	N/A	N/A
Eckerd Drug Store - Spartanburg, Spartanburg, SC	100	100	100	N/A
Eckerd Drug Store - Tega Cay, Tega Cay, SC	100	100	N/A	N/A
Eckerd Drug Store - Woodruff, Woodruff, SC	100	100	N/A	N/A
Eckerd's #5018, Getzville, NY	100	N/A	N/A	N/A
Eckerd's #5661, Buffalo, NY	100	N/A	N/A	N/A
Eckerd's #5786, Dunkirk, NY	100	N/A	N/A	N/A

	March 31,	December 31
	2003	2002	2001	2000
Properties:	(%)	(%)	(%)	(%)

Eckerd's #5797, Cheektowaga, NY	100	N/A	N/A	N/A
Eckerd's #6007, Connellsville, PA	100	N/A	N/A	N/A
Eckerd's #6036, Pittsburgh, PA	100	N/A	N/A	N/A
Eckerd's #6040, Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6043, Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6062, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6089, Weirton, WV	100	N/A	N/A	N/A
Eckerd's #6095, Cheswick, PA	100	N/A	N/A	N/A
Eckerd's #6172, Newcastle, PA	100	N/A	N/A	N/A
Eckerd's #6193, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6199, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6257, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6286, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6334, Erie, PA	100	N/A	N/A	N/A
Eckerd's #6392, Irwin, PA	100	N/A	N/A	N/A
Eckerd's #6695, Pittsburgh, PA	100	N/A	N/A	N/A
Eisenhower Crossing, Macon, GA	97*	97*	91*	N/A
Fayetteville Pavilion, Fayetteville, NC	100	100*	100*	N/A
Forest Hills Centre, Wilson, NC	100*	97*	N/A	N/A
Forestdale Plaza, Jamestown, NC	85*	85*	N/A	N/A
Gateway Market Center, St. Petersburg, FL	85	90	83	98
Gateway Plaza - Jacksonville, Jacksonville, NC	96	96*	N/A	N/A
Gateway Plaza - Conway, Conway, SC	96	96*	N/A	N/A
Golden Gate, Greensboro, NC	95	90	N/A	N/A
Goldenrod Groves, Orlando, FL	88	90	N/A	N/A
Hairston Crossing, Decatur, GA	100*	100*	N/A	N/A
Hampton Point, Taylors, SC	100	100	N/A	N/A
Harundale Plaza, Glen Burnie, MD	100*	97*	N/A	N/A
Hillsboro Square, Deerfield Beach, FL	100*	100*	N/A	N/A
Jo-Ann Fabrics, Alpharetta, GA	100	100	100	N/A
Jones Bridge Plaza, Norcross, GA	100	96*	N/A	N/A
Just for Feet - Augusta, Augusta, GA	100	100	N/A	N/A
Just for Feet - Covington, Covington, LA	100	100	N/A	N/A
Just for Feet - Daytona, Daytona Beach, FL	100	100	100	N/A
Kmart, Macon, GA	100	100	100	N/A
Lake Olympia Square, Ocoee, FL	97	97	93	95
Lake Walden Square, Plant City, FL	94	94	95	95
Lakeview Plaza, Kissimmee, FL	100	98	N/A	N/A
Lakewood Ranch, Bradenton, FL	100	98*	N/A	N/A
Logger Head Junction, Sarasota, FL (1)	67	81	N/A	N/A
Lowe's Home Improvement Center, Warner Robins, GA	100	100	100	N/A
Market Square, Douglasville, GA	100	N/A	N/A	N/A
Marketplace at Millcreek, Buford, GA	100	N/A	N/A	N/A
McFarland Plaza, Tuscaloosa, AL	97	97	N/A	N/A
Meadowmont Village Center, Chapel Hill, NC	76	76*	N/A	N/A
Melbourne Shopping Center, Melbourne, FL	98	97	N/A	N/A
Merchants Square, Zephyrhills, FL	100	100	100	100
Monroe Shopping Center, Monroe, NC	100	N/A	N/A	N/A
Newnan Pavilion, Newnan, GA	98	98	N/A	N/A
North Aiken Bi-Lo Center, Aiken, SC	100	100	N/A	N/A
Northpoint Marketplace, Spartanburg, SC	86*	90*	N/A	N/A
Oakley Plaza, Asheville, NC	98	N/A	N/A	N/A
Oleander Shopping Center, Wilmington, NC	100	100	N/A	N/A

	March 31,	December 31
	2003	2002	2001	2000
Properties:	(%)	(%)	(%)	(%)

Overlook King of Prussia, King of Prussia, PA	100	N/A	N/A	N/A
Paraiso Plaza, Hialeah, FL	96	N/A	N/A	N/A
Plant City Crossing, Plant City, FL	98	93*	N/A	N/A
Pleasant Hill, Duluth, GA	98*	96*	97*	94*
Presidential Commons, Snellville, GA	100	100	N/A	N/A
Publix at Brooker Creek, Palm Harbor, FL	100	N/A	N/A	N/A
PETsMART - Chattanooga, Chattanooga, TN	100	100	100	N/A
PETsMART - Daytona Beach, Daytona Beach, FL	100	100	100	N/A
PETsMART - Fredericksburg, Fredericksburg, VA	100	100	100	N/A
Rainbow Foods - Garland, Garland, TX	100	100	N/A	N/A
Rainbow Foods - Rowlett, Rowlett, TX	100	100	N/A	N/A
River Ridge, Birmingham, AL	100	100	N/A	N/A
Riverstone Plaza, Canton, GA	99*	99*	N/A	N/A
Rosedale Shopping Center, Huntersville, NC	94	96*	N/A	N/A
Sand Lake Corners, Orlando, FL	97*	99*	97*	N/A
Sarasota Pavilion, Sarasota, FL	100	100*	N/A	N/A
Sexton Commons, Fuquay Varina, NC	91*	91*	N/A	N/A
Sharon Greens, Atlanta, GA	83*	82*	N/A	N/A
Sheridan Square, Dania, FL	96	N/A	N/A	N/A
Shoppes at Citiside, Charlotte, NC	92	90*	N/A	N/A
Shoppes of Golden Acres, Newport Richey, FL	84	74	N/A	N/A
Shoppes at Lake Mary, Lake Mary, FL	98	100*	N/A	N/A
Shoppes at New Tampa, Wesley Chapel, FL	69	94*	N/A	N/A
Shoppes on the Circle, Dolton, AL	96*	96*	N/A	N/A
Skyview Plaza, Orlando, FL	100	100	100	N/A
Southlake Pavilion, Morrow, GA	100	99*	100*	N/A
Southlake Shopping Center, Cornelius, NC	98*	97*	N/A	N/A
Springfield Park, Lawrenceville, GA	100	N/A	N/A	N/A
Steeplechase Plaza, Ocala, FL	99	100	100*	N/A
Stonebridge Square, Roswell, GA	99	99	N/A	N/A
Stonecrest Marketplace, Lithonia, GA	97	N/A	N/A	N/A
Suwanee Crossroads, Suwanee, GA	69	N/A	N/A	N/A
Sycamore Commons, Matthews, NC	93*	93*	N/A	N/A
Target Center, Columbia, SC	100	100	N/A	N/A
The Fountains, Plantation, FL	64	N/A	N/A	N/A
Tequesta Shoppes, Tequesta, FL	86	N/A	N/A	N/A
Town Center Commons, Kennesaw, GA	93	93	93	93
Turkey Creek Phase I, Knoxville, TN	100*	100*	N/A	N/A
Universal Plaza, Lauderhill, FL	100*	99*	N/A	N/A
Valley Park Commons, Hagarstown, MD	89	N/A	N/A	N/A
Venture Pointe, Duluth, GA	100	100*	100*	N/A
Village Center, Mt. Pleasant, WI	92	N/A	N/A	N/A
Village Square at Golf, Boynton Beach, FL	91	92	N/A	N/A
Wakefield Crossing, Raleigh, NC	80*	98*	N/A	N/A
Walks at Highwoods I, Tampa, FL`	98*	96*	N/A	N/A
Ward's Crossing, Lynchburg, VA	98*	98*	N/A	N/A
West Oaks, Ocoee, FL	100	95	100*	N/A
Windsor Court, Windsor, CT	100	N/A	N/A	N/A
Woodstock Square, Atlanta, GA	100*	100*	99*	N/A

*As part of the purchase of these Properties, The Company is entitled to receive payments in accordance with the master lease agreements for space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. The master lease agreements, combined with the physical occupancy, results in an economic occupancy range from 83% to 100% at March 31, 2003.

(1) Vacancy rate is net of square footage attributable to corporate office space.

Subsequent Events

We paid distributions of $10,632,281 and $11,320,603 to our stockholders in April and May 2003.

We issued 23,991,065 shares of common stock from March 31, 2003 through May 8, 2003, resulting in a total of 181,371,407 shares of common stock outstanding. As a result, as of May 8, 2003, subscriptions for a total of 176,650,571 shares were received resulting in total gross offering proceeds of $1,765,939,836 and an additional 5,350,347 shares were issued pursuant to the DRP for $50,828,301 of additional gross proceeds. We have repurchased 629,511 shares through our share repurchase program for $5,901,303.

The Company has been extended an additional $100,000,000 to the original $100,000,000 line of credit with Key Bank. Fundings under the line of credit will require interest payments based on a margin range depending upon certain provisions contained in the credit agreement. To date, The Company has drawn $100,000,000 of the $200,000,000 on the line of credit.

The Company has acquired the following properties during the period April 1 to May 8, 2003. The respective acquisitions are summarized in the table below.

Date			Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Type	Built	($)	(Sq. Ft.)	Major Tenants

04/03/03	Glenmark Centre Route 857 and I-68 Morgantown, WV	NC	1999/2000	13,312,000	122,167	Shop 'n Save Michaels Crafts

04/15/03	Flamingo Falls Town Center Flamingo Road and Sheridan Street Pembroke Pines, FL	NC	2001	23,850,000	108,565	Fresh Market Eckerds

04/15/03	Creeks at Virginia Center Brook Road and Jeb Stuart Parkway Richmond, VA	NC	2002	39,000,000	266,266	Bed, Bath & Beyond Dick's Sporting Goods

04/09/03	Westside Centre University Drive Huntsville, AL	NC	2002	53,368,000	490,784	Babies 'R Us Marshall's

04/28/03	Bi-Lo Southern Pines Hwy. 15 and Hwy. 501 Southern Pines, NC	NC	2002	8,180,000	57,404	Bi-Lo

04/22/03	River Run Shopping Center Miramar Parkway and Palm Avenue Miramar, FL	NC	1989	11,800,000	93,643	Publix Walgreen

05/02/03	Barrett Pavilion Shopping Center Kennesaw, GA	NC	1994/ 1998	80,000,000	460,755	Best Buy Old Navy Goody's Shoe Carnival Target

05/02/03	Goody's Shopping Center Augusta, GA	SU	1999	2,154,113	22,560	Goody's Super Walmart

05/07/03	BJ's Wholesale Club Charlotte, NC	SU	2002	13,000,000	99,792	BJ's Wholesale

Type of Property
NU	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Retail Property
D	Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2003

(unaudited)

Mortgage debt and financings closed subsequent to March 31, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate at 3/31/03	Maturity Date	Principal Borrowed ($)

04/11/03	Gateway Plaza II	4.65%	05/01/10	3,480,000

04/01/03	Jones Bridge	4.38%	04/01/10	4,350,000

04/11/03	Plant City	4.70%	04/01/10	5,900,000

04/28/03	Shops at Citiside	4..37%	05/01/10	5,600,000

04/02/03	Village Center	4.44%	04/01/10	13,200,000

04/01/03	CompUSA Center	4.41%	04/01/10	4,000,000

04/01/03	Chatham Crossing	4.65%	04/01/10	2,190,000

04/09/03	Westside Pavilion	Prime +.25%	04/09/10	10,000,000

04/15/03	The Creeks	6.37%	08/11/12	27,803,666

04/17/03	River Ridge	4.16%	04/01/08	14,500,000

04/25/03	Golden Gate	4.74%	04/01/10	12,027,855

05/08/03	Line of Credit-Key Bank	LIBOR + 150 to 300bp	09/30/03	90,000,000

We anticipate purchasing or may already have purchased the following properties from unaffiliated third parties. We intend to purchase these properties with our own funds unless noted otherwise; however, we expect to place financing on the properties at a later date.

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Belmont Village Square Rock Mount NC	NC	2001	4,900,000	52,200		Food Lion Dollar General

Berry Town Center Davenport, FL	D	To be built	8,118,000	61,421		Publix

Bi-Lo Ashville Chandler, NC	NC	2003	7,700,000	54,319		Bi-Lo

Bi-Lo at Shellmore Mt. Pleasant, SC	NC	2002	11,806,000	61,705		Bi-Lo

Bi-Lo Sylvania Sylvania, GA	SU	2002	4,200,000	36,000		Bi-Lo

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Birkdale Village Charlotte, NC	NC	2002/2003	105,259,000	653,503	(6)	Barnes & Noble Dick's Sporting Goods

Carlisle Commons Carlisle PA	NC	2001	39,200,000	400,640		WalMart Super Center

Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312		Bi-Lo Eckerds Dollar Tree

Costco Plaza White Marsh, MD	NC	1987/1992	16,900,000	209,831		Costco Sports Authority PETsMART Pep Boys

Eckerd Drug Stores Fort Meyers, FL	SU	To be built	4,400,000	13,824		Eckerd Drug Store

Hartsville Crossing Shopping Center Hartsville, SC	NC	2001	7,384,000	71,120		Cato Dollar Tree

Killearn Shopping Center Tallahassee, FL	NC	1980	10,850,000	95,229	(8)	Publix

Largo Towne Center Largo, MD	NC	1991	30,500,000	260,825		Shoppers Food Warehouse Marshall's Regency Furniture

Legacy Place Palm Beach Gardens, FL	D	To be built	73,480,000	308,500		Linens N Things

Lexington Place Lexington, SC	NC	To be built	8,397,000	83,167		TJ Maxx Ross

Stockbridge Commons Tega Cay, SC	NC	To be built	11,925,000	79,100		Lowe's Food

Midway Plaza Tamarac, FL	NC	1985	26,200,000	220,259	(8)	Publix Ross

North Hill Commons Anderson, SC	NC	2000/2003	4,496,000	42,942		Michael's PETsMART

Publix Center Easley, SC	NC	2003	11,828,000	100,838		Publix Ross

River Walk River Ridge, FL	NC	2001	6,937,000	65,282		Publix

Sandy Plains Village Roswell, GA	NC	1978/1993/1995	18,535,000	175,035	(7) (8)	Kroger Stein Mart

Shoppes at Wendover Village Greensboro, NC	D	To be built	29,500,000	165,932		Ross Home Goods A.C. Moore

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Turkey Creek Pavilion Phase II Knoxville, TN	NC	2002	12,270,000	85,040		Ross Pier One

Village Crossing Skokie, IL	NC	1989	81,250,000	427,722	(8)	Crown Theaters Best Buy

Walk at Highwood Preserve Phase II Tampa, FL	NC	To be built	6,577,000	28,427		Boston Market

Westin Center Fayetteville, NC	NC	1995	5,800,000	69,950	(3)	Food Lion CVS/Pharmacy Family Dollar Store

Starwood Heller New Jersey Portfolio

440 Commons Jersey City, NJ	NC	1997	18,085,000	162,533	(8)	Home Depot Seaman's Furniture Store

Brick Center Plaza Brick, NJ	NC	1999	19,392,000	114,028	(8)	Bed, Bath & Beyond Best Buy Seaman's Furniture Christian Fine Home Furnishings

Edgewater Towne Center Edgewater, NJ	NC	2000	27,218,000	77,446	(4) (8)	Whole Foods Supermarket Annie Sez

East Hanover Plaza East Hanover, NJ	NC	1994	17,267,000	97,660	(8)	Sport Authority Office Max Chili's & Macaroni Grill NJ Pet Supply

Route 22 Retail Center Union, NJ	NC	1997	18,887,000	110,453	(5) (8)	Circuit City Baby Superstore The Furniture King

Sony Theatre Complex East Hanover, NJ	NC	1993	12,023,000	70,549	(8)	Chuck E. Cheese Lowes Cinema

West Falls Plaza West Paterson, NJ	NC	1995	21,164,000	88,913		A & P 6th Avenue Electronics

Paradise Portfolio

Paradise Place West Palm Beach, FL	NC	To be built	10,873,000	74,620		Publix

Paradise Shoppes of Ellenwood Ellenwood, GA	NC	To be built	10,354,000	67,721		Publix

Paradise Promenade Davie, FL	NC	To be built	12,530,000	70,291		Publix

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Plaza Del Paraiso Miami, FL	NC	To be built	14,050,000	82,291		Publix

Shoppes at Lake Dow McDonough, GA	NC	To be built	10,281,000	73,270		Publix

Shoppes of Lithia Brandon, FL	NC	To be built	14,173,000	79,161		Publix

Shoppes at Paradise Point Ft. Walton Beach, FL	NC	To be built	11,934,000	83,965		Publix

Milt Turner Portfolio

Colonial Plaza Lebanon, VA	NC	2003	2,485,000	27,604		Dollar Tree Cato's

Oak Summit Winston-Salem, NC	NC	2003	24,468,000	180,774		Staples Goody's

Squire Wood Villge Dandridge, TN	NC	2003	4,166,000	46,150		Food City

The Crossings Crossville, TN	NC	1999	6,879,000	62,278		Goody's

Town & Country Center Knoxville, TN	NC	1985/1987/ 1997	56,244,000	639,135	(8)	Lowes Superstore Carmike Cinemas

Wytheville Commons Phase I & II Wytheville, VA	NC	2003 To be built	20,019,000	150,267		Goody's Dollar Tree Old Navy

Stan Thomas Portfolio

Heritage Pavilion Smyrna, GA	NC	1995	39,937,000	262,933		Marshall's TJ Maxx Media Play Rhodes Furniture
Hiram Pavilion Hiram, GA	NC	2001/2002	45,508,000	367,407		Kohl's Goody's

		Year	Estimated Purchase Price including expenses	Gross Leasable Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Eckerd Drug Store - 19 Store Portfolio		1995-1997	40,858,000

Dallas, TX				9,504
Dallas, TX				9,504
Ft. Worth, TX				9,504
Wichita, TX				10,800
Wichita Falls, TX				9,504
Lake Worth, TX				9,504
Tyler, TX				9,504
Ft. Worth, TX				10,908
Richardson, TX				10,560
River Oaks, TX				10,908
Richardson, TX				10,560
Plano, TX				10,908
Richland Hills, TX				10,908
Marietta, GA				10,880
Lawrenceville, GA				9,504
Gainsville, GA				10,594
Snellville, GA				10,594
Oklahoma City, OK				9,504
Kissimmee, FL				9,504

(1) Our acquisition costs may increase by additional costs, which have not yet been finally determined. We expect any additional costs to be insignificant.

(2) Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

(3) As part of the purchase of Westin Center, we will assume the existing debt with a remaining balance of approximately $4,068,000. The loan requires principal and interest payment based on an annual rate of 7.36% and matures in 2011.

(4) The gross leasable area includes 57,984 square feet of residential space, containing 64 apartment units.

(5) As part of the acquisition of the Route 22 Retail Center, we will assume the existing debt with a remaining principal balance of approximately $10,413, 000, after a $914,000 prepayment of principal. The loan requires interest only payments at a rate of 7.49% per annum and matures in 2008.

(6) This property is a multi-use development containing retail, office and apartments. The office space is currently being completed and 306 of 320 apartments have been completed. The remaining apartments will be completed in May 2003. The seller will have two years to lease the currently vacant retail, office and apartment spaces. Our purchase price is allocated as follows: $66,490,000 to retail and office and $38,768,000 to the apartments, and may be adjusted upward, based on the final rental rates achieved, for the multi-family.

  (7) The acquisition cost includes $535,000, which will be spent on new roofs and other rehab work after the acquisition of the property.

  Property was acquired between the period of 05/08/03 and 05/15/03

Type of Property

NC   Neighborhood and Community Multi-Tenant Retail Shopping Center

SU  Single User Property

 D  Development Project

As of May 8, 2003, we have leases with or intend to acquire properties with an aggregate of 7 tenants that are affiliates of Ahold NV, for which rental income represents 1.9% of the portfolio. Ahold has recently disclosed potentially fraudulent or improper accounting treatment in its food services unit. Ahold also announced $880 million in financial charges that it will be reporting. We continue to monitor the situation although we do not know what impact, if any, these issues at Ahold will have on us.

Impact of Accounting Principles

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. As a result of the interpretation, we consolidated the Fountains as an investment property. We have accounted for the remaining fundings issued to borrowers for the development or purchase of investment properties as development receivables or mortgage receivables, respectively. These receivables are typically secured by the underlying investment property and guarantees of the borrowers. The Company's maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at March 31, 2003 less amounts paid after the quarter which amounts to approximately $38,965,000.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of March 31, 2003, we owned 43 single-user triple-net leased properties.

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
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	$11,731,849	$5,616,888	$28,784,306	$43,669,479	$66,684,846	$379,756,563
Variable rate debt	77,581,521	20,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
Fixed rate debt	7.62%	7.79%	7.57%	6.80%	6.75%	5.80%
Variable rate debt	3.23%	3.08%	2.99%	2.99%	2.94%	3.01%

The fair value of our debt approximates its carrying amount.

The principal balance of $336,582,010 or 38% of our mortgages payable at March 31, 2003, have variable interest rates averaging 3.02%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

We are currently working with lenders to obtain new financing to pay off certain of the loans that mature in 2003. We also expect to use proceeds from the offering to payoff a portion of the loans maturing in 2003. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. The packages covering the majority of properties whose debt matures in 2003 have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing to achieve our strategy objective.

Item 4. Controls and Procedures

We have established a Management Committee, which conducted an evaluation of the effectiveness of The Company's disclosure contents and procedures pursuant to the Securities Exchange Act Rule 13A-14 within 90 days of filing this report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the Disclosure Committee's evaluation and their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. As of the date of this report, there have been no known significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 5. Change in Securities and Use of Proceeds

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

As of March 31, 2003, we have sold the following securities in the second follow-on offering for the following aggregate offering prices:
*	90,001,968	shares on a best efforts basis for $898,227,318;
*	2,771,231	shares pursuant to the DRP for $26,326,688;
	3,604,026	soliciting dealer warrants for $2,883; and
*	0	shares pursuant to the exercise of soliciting dealer warrants, and repurchased the following securities for the following amount:
*	(347,818)

shares purchased pursuant to the share repurchase program for $3,264,899; for a net total of 92,425,381 shares for $921,289,107 of gross offering proceeds from the second follow-on offering as of March 31, 2003.

The net total of shares and gross offering proceeds from all offerings as of March 31, 2003 is 157,360,342 shares for $1,567,478,596. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering. As of March 31, 2003, 6,150,784 soliciting dealer warrants have been issued; and the $4,921 of gross proceeds received for their issuance is not included in the above $1,567,478,596 of gross offering proceeds.

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

From June 7, 2002, which was the effective date of the second follow-on offering through March 31, 2003 or the second follow-on offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ 83,846,690	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	778,621	A
Other expenses paid to non-affiliates	5,010,490	A
Total expenses	$ 89,635,801	A

The net offering proceeds to us for the second follow-on offering cumulative period, after deducting the total expenses paid as described above, are $831,653,306. The net offering proceeds for all offerings, after deducting total expenses paid as described above, are $1,410,433,948.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$ 33,835,644	A
Purchase of real estate	882,743,024	A
Acquisition of other businesses	--	A
Repayment of indebtedness	211,045,428	A
Working capital (currently)	51,185,704	E
Temporary investments (currently)	265.459.792	A
Other uses	--	A

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

Report on Form 8-K dated April 18, 2003

Item 5 Other Items

Item 7 Financial Statements and Exhibits

Report on Form 8-K dated May 2, 2003

Item 5 Other Items

Item 7 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks

Chairman and Chief Executive Officer

Date: May 8, 2003

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus

President and Chief Operating Officer

Treasurer and Chief Financial Officer

Date: May 8, 2003

Certification of CEO and CFO Pursuant to
18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of Inland Retail Real Estate Trust, Inc. (the "Company") for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert D. Parks, as Chief Executive Officer of The Company, and Barry L. Lazarus, as Chief Financial Officer of The Company, each hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Company.

/s/ ROBERT D. PARKS

Name: Robert D. Parks
Chief Executive Officer
Date: May 8, 2003

/s/ BARRY L. LAZARUS

Name: Barry L. Lazarus
Chief Financial Officer
Date: May 8, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by The Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906 has been provided to The Company and will be retained by The Company and furnished to the Securities and Exchange Commission or its staff upon request.