Form 10-Q
period 2003-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2003-08-14
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2003

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

As of August 8 ,2003, there were 220,484,431 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX

		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	79

ITEM 4.	CONTROLS AND PROCEDURES	75

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	76

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	78
	(a) Exhibits
	(b) Reports on From 8-K

	Signatures

PART I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002
Assets

	June 30, 2003 (unaudited)	December 31, 2002
Investment properties:
Land	$712,361,998	$363,767,644
Building and other improvements	2,117,867,993	1,124,824,956
Construction in progress-land	8,042,676	8,090,004
Construction in progress-buildings and other improvements	22,549,978	3,926,855

	2,860,822,645	1,500,609,459
Less accumulated depreciation	(69,542,651)	(40,737,139)

Net investment properties	2,791,279,994	1,459,872,320

Mortgages receivable	34,511,687	100,975,017
Cash and cash equivalents	187,893,351	134,977,144
Restricted escrows	37,446,634	6,872,411
Restricted cash	30,049,606	11,220,834
Investment in securities	8,445,327	6,987,700
Accounts and rents receivable (net of allowance of $2,162,428 and $1,024,720 as of June 30, 2003 and December 31, 2002,
respectively)	20,936,112	12,831,387
Acquired value of below market leasehold interest	11,000,000	-
Acquired in-place lease intangibles (net of accumulated
amortization of $2,528,641 and $1,206,324 as of June 30,
2003 and December 31, 2002, respectively)	25,264,218	13,344,182
Acquired above market lease intangibles (net of
accumulated amortization of $2,337,196 and $953,493 as of
June 30, 2003 and December 31, 2002, respectively)	27,821,364	11,371,843
Leasing and loan fees and loan fee deposits (net of accumulated amortization of $3,309,589 and $2,053,066 as of June 30,
2003 and December 31, 2002, respectively)	14,788,906	6,864,374
Other assets	3,936,023	2,371,147

Total assets	$3,193,373,222	$1,767,688,359
	============	==========
See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2003 and December 31, 2002

Liabilities and Stockholders' Equity

	June 30, 2003 (unaudited)	December 31, 2002
Liabilities:
Accounts payable	$1,214,802	$483,944
Development payables	5,130,809	2,558,834
Accrued offering costs due to affiliates	198,100	1,309,885
Accrued offering costs due to non-affiliates	298,646	117,540
Accrued interest payable to non-affiliates	2,633,251	1,844,071
Real estate taxes payable	12,548,927	237,366
Distributions payable	14,578,151	8,281,370
Security deposits	4,407,589	2,339,265
Mortgages payable	1,215,200,571	675,621,971
Prepaid rental and recovery income	2,797,797	1,762,106
Margin payable	3,365,634	3,402,071
Acquired below market lease intangibles (net of accumulated
amortization of $2,458,675 and $748,287 as of June 30,
2003 and December 31, 2002, respectively)	28,751,054	9,946,024
Restricted cash liability	30,049,606	11,220,834
Other liabilities	955,307	369,523
Due to affiliates	7,252,357	2,515,204

Total liabilities	$1,329,382,601	$722,010,008

Minority interest	1,002,000	2,000

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 280,000,000 shares authorized,
216,479,757 and 122,313,103 issued and outstanding at	2,164,797	1,223,131
June 30, 2003 and December 31, 2002, respectively
Additional paid-in capital (net of costs of offering of
$211,885,317 and $125,224,459 at June 30, 2003 and
December 31, 2002 respectively, of which $194,717,701 and
$111,594,675 was paid or accrued to Affiliates, respectively)	1,942,053,822	1,091,208,613
Accumulated distributions in excess of net income	(81,897,520)	(45,848,709)
Accumulated other comprehensive gain (loss)	667,522	(906,684)

Total stockholders' equity	$1,862,988,621	$1,045,676,351

Commitments and contingencies (Notes 6, 10 and 11)

Total liabilities and stockholders' equity	$3,193,373,222	$1,767,688,359
	==========	==========
See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2003 and 2002
(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Income:
Rental income, net of amortization of above
and below market lease intangibles	$57,662,924	$19,814,664	$99,702,912	$36,332,102
Real estate tax recovery income	6,811,533	1,808,002	10,493,103	3,714,267
Common area cost recovery income	4,767,248	2,014,507	9,008,157	3,668,856
Additional rental income	402,839	111,442	604,399	347,648
Interest and dividend income	1,485,514	595,028	3,259,331	925,860
Other income, net of realized loss
from investment securities	123,555	376,751	350,511	546,186

Total income	71,253,613	24,720,394	123,418,413	45,534,919

Expenses:
Professional services to affiliates	6,751	-	13,662	-
Professional services to non-affiliates	347,606	143,591	593,858	225,977
General and administrative expenses	403,796	210,392	559,630	357,874
to affiliates
General and administrative expenses	421,825	192,148	493,182	288,407
to non-affiliates
Advisor asset management fee	3,920,000	1,050,000	6,693,960	1,847,000
Property operating expenses to affiliates	2,950,284	1,059,022	5,244,177	2,010,694
Property operating expenses to
non-affiliates	6,638,849	2,294,707	12,240,555	4,097,772
Real estate tax	7,169,997	1,979,116	11,397,307	3,910,421
Mortgage interest to non-affiliates	12,827,118	5,405,442	22,261,025	9,982,058
Depreciation	16,875,040	5,873,788	28,805,512	10,613,902
Amortization	1,887,222	446,312	2,696,009	827,247
Acquisition cost expenses to affiliates	55,519	-	87,326	- -
Acquisition cost expenses to
non-affiliates	485,962	137,857	625,232	164,428

Total expenses	53,989,969	18,792,375	91,711,435	34,325,780

Net income	$17,263,644	$5,928,019	$31,706,978	$11,209,139

Other comprehensive income:
Unrealized gain (loss) on investment securities	1,344,069	(912,634)	1,574,206	(633,185)
Comprehensive income	$18,607,713	$5,015,385	$33,281,184	$10,575,954
	============	============	============	==========
Net income per common share, basic and diluted	$.09	$.11	$.19	$.23
Weighted average number of common shares
outstanding, basic and diluted	190,290,064	55,907,279	164,451,522	48,581,036

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the Six Months Ended June 30, 2003
(unaudited)
				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Loss	Total

Balance at December 31, 2002	122,313,103	$ 1,223,131	$ 1,091,208,613	$ (45,848,709)	$ (906,684)	$ 1,045,676,351

Net income	--	--	--	31,706,978	--	31,706,978
Unrealized gain on investment securities	--	--	--	--	1,574,206	1,574,206
Distributions declared ($.41 per weighted average
number of common shares outstanding)	--	--	--	(67,755,789)	--	(67,755,789)
Proceeds from Offering including DRP (net of
Offering costs $86,660,858)	94,535,093	945,350	854,364,885	--	--	855,310,235
Shares repurchased	(368,439)	(3,684)	(3,519,676)	--	--	(3,523,360)

Balance at June 30, 2003	216,479,757	$ 2,164,797	$ 1,942,053,822	$ (81,897,520)	$ 667,522	$ 1,862,988,621
	==========	==========	============	===========	===========	============
See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Six Months Ended
June 30, 2003 and 2002
(Unaudited)

	June 30,	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$31,706,978	$11,209,139
Adjustments to reconcile net income:
Depreciation	28,805,512	10,613,902
Amortization	2,696,009	827,247
(Gain) loss on sale of investment securities	5,722	(36,654)
Rental income under master leases	3,142,117	503,629
Straight-line rental income	(2,867,976)	(957,300)
Amortization of above and below market lease intangibles	(326,685)	-
Income from unconsolidated joint venture	-	(190,405)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$1,137,708 and $(78,278) for 2003 and 2002, respectively	(5,236,749)	(2,164,665)
Other assets	(1,564,876)	(819,447)
Accrued interest payable to non-affiliates	789,180	177,043
Real estate tax payable	12,311,561	4,369,336
Accounts payable	730,858	314,434
Prepaid rental and recovery income	1,035,691	511,239
Other liabilities	585,784	5,459,895
Security deposits	2,068,324	432,317
Due to affiliates	4,737,153	904,750
Net cash provided by operating activities	$78,618,603	$31,154,460

Cash flows from investing activities:
Restricted escrows	(30,574,223)	(6,687,962)
Purchase of investment securities, net of change in margin
account of $(36,437) and $(42,061) for 2003 and 2002,
respectively	(81,559)	(964,614)
Contribution from minority interest joint venture	1,000,000	-
Proceeds from sale of investment securities	155,979	512,067
Purchase of joint venture	-	2,876,869
Distributions from unconsolidated joint venture	-	190,405
Purchase of investment properties, net	(1,185,453,710)	(243,769,821)
Additions to investment properties	(2,278,852)	(6,300,387)
Acquired value of below market leasehold interests	(11,000,000)	-
Leasing fees	(515,268)	(97,706)
Funding of mortgages receivable	(35,065,631)	(1,375,000)

Net cash used in investing activities	$(1,263,813,264)	$(255,616,149)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Six Months Ended June 30, 2003 and June 30, 2002
(unaudited)

	June 30,	June 30,
	2003	2002
Cash flows from financing activities:
Proceeds from offerings	$941,971,093	$289,402,643
Repurchase of shares	(3,523,360)	(539,950)
Payment of offering costs	(87,591,537)	(28,703,336)
Proceeds from issuance of debt	530,184,011	213,198,631
Principal payments of debt-balloon	(72,437,357)	(170,925,600)
Principal payments of debt-amortization	(481,193)	(136,668)
Proceeds from unsecured line of credit	150,000,000	-
Payoff of unsecured line of credit	(150,000,000)	-
Loan fees and deposits	(8,551,781)	(2,975,429)
Distributions paid	(61,459,008)	(17,863,768)
Net cash provided by financing activities	1,238,110,868	281,456,523

Net increase in cash and cash equivalents	52,916,207	56,994,834

Cash and cash equivalents, at beginning of period	134,977,144	24,534,356

Cash and cash equivalents, at end of period	$187,893,351	$81,529,190

Supplemental disclosure of cash flow information:

Cash paid for interest, net of $423,507 and $116,648
capitalized and $121,969 and $0 of premium amortization
at June 30, 2003 and 2002, respectively	$21,471,845	$9,805,015

Restricted cash	$(18,828,772)	$(9,418,391)
Restricted cash liability	$18,828,772	$9,418,391

Supplemental schedule of non-cash investing and
financing activities:
Purchase of investment properties, net	$(1,360,458,610)	$(314,637,405)
Assumption of mortgage debt	73,378,965	70,867,584
Conversion of mortgage receivable to investment property	99,053,960
Net change in development payables	2,571,975	--

Cash used to purchase investment properties	$(1,185,453,710)	$(243,769,821)

Distributions payable	$14,578,151	$4,185,546

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
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

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company also acquires properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares. The Company began an additional offering on February 1, 2001 (the "First Follow-On Offering") on a best efforts basis. As of August 29, 2002, the Company sold 50,000,000 shares from the First Follow-On Offering resulting in gross proceeds of $497,842,917, thereby completing the second offering. Concurrent with the First Follow-On Offering, the Company began a third offering on June 7, 2002 (the "Second Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of June 30, 2003, the Company has received subscriptions for a total of 147,516,470 Shares in the Second Follow-On Offering. In addition, the Company has issued 6,049,526 Shares from all offerings pursuant to the Company's DRP. The Initial Offering, the First Follow-On Offering and the Second Follow-On Offering are collectively referred to as the "Offerings". As of June 30, 2003, the Company has repurchased a total of 793,588 Shares through the Company's Share Repurchase Program for $7,471,853.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

The Company's election to be taxed as a REIT has important consequences for it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders. To ensure that the Company qualifies to be taxed as a REIT, the company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new assets qualifies for REIT purposes.

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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2003 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned. Additionally, the Company has purchased its securities through a margin account. As of June 30, 2003 and December 31, 2002, the Company has recorded a payable of $3,365,634 and $3,402,071, respectively, for securities purchased on margin. During the three months ended June 30, 2003 and June 30, 2002 the Company realized gains (losses) of ($-0-) and $939 respectively, on sale of investment securities. During the six months ended June 30, 2003 and June 30, 2002 the Company realized gains (losses) of ($5,722) and $36,654 respectively, on sale of investment securities. Of the investment securities held on June 30, 2003 and December 31, 2002, the Company has accumulated other comprehensive gain (loss) of $667,522 and ($906,684) respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

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

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

The Company capitalizes costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables consist of retainage and other costs incurred and not yet paid pertaining to the development projects. The Company maintained development payables of $5,130,809 and $2,558,834 at June 30, 2003 and December 31, 2002, respectively.

Restricted escrows primarily consist of lenders' restricted escrows and earnout escrows. Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

The Company performs impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. The Company's judgment resulted in no permanent impairment at December 31, 2002. As of June 30, 2003, no factors in the December 31, 2002 assumptions have significantly changed; therefore, no impairment is warranted at June 30, 2003.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires use of the purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values and review for impairment in accordance with SFAS 144. On January 1, 2002, the Company adopted SFAS 141. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized until January 1, 2002. The adoption of these standards resulted in the recognition of intangible assets for acquired in-place lease intangibles and acquired above market lease intangibles and liabilities for acquired below market lease intangibles relating to the Company's real estate acquisitions of approximately $27,792,859, $30,158,560 and $31,209,729, respectively, as of June 30, 2003. For the three months ended June 30, 2003 the Company recognized upon acquisition, additional intangible assets for acquired in-place lease intangibles and above market lease intangibles and liabilities for acquired below market lease intangibles of approximately $8,866,472, $9,014,626 and $6,746,531, respectively. The portions of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease intangibles was applied as a reduction to rental income of $1,031,272 for the three month period ended June 30, 2003, and $1,383,703 for the six month period ended June 30, 2003. Amortization pertaining to the liabilities for below market lease intangibles was applied as an increase to rental income of $1,361,908 for the three month period ended June 30, 2003, and $1,710,388 for the six month period ended June 30, 2003.

The portions of the purchase price allocated to acquired value of in-place leases are amortized on a straight-line basis over the expected term of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $973,364 for the three month period ended June 30, 2003, and $1,322,317 for the six month period ended June 30, 2003.

Acquired value of below market leasehold interest assets are based on the present value of the payments under the ground lease expected to be paid over the non-cancelable lease term. Values assigned to leasehold interests are amortized as an adjustment to ground lease expense, a component of operating expense, on a straight-line basis over the remaining lease term.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

Offering costs are offset against the stockholders' equity accounts and consist principally of commissions, legal, printing, selling and registration costs.

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

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

A note may be considered impaired pursuant to criteria established in FASB Statement of Financial Accounting Standards ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". Pursuant to SFAS 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered. All cash receipts recognized thereafter are recorded as interest income. Based on the Company's judgment, no impairment was warranted for the periods ended June 30, 2003 and December 31, 2002.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(2)  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and joint venture investment, and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of limited liability companies ("LLCs") for which separate financial records are maintained.

The Consolidated Financial Statements also include the accounts of an investment property for which the Company has funded a mortgage loan. The Company is considered the owner of the property for financial reporting purposes because it effectively has the risks and rewards of ownership as a result of the limited equity provided and the minimal risk of loss to be incurred by the borrower. This relates to the mortgage note receivable funded for the Fountains.  On February 18, 2003 the Company entered into an agreement to fund a mortgage note receivable of $53,000,000 which is secured by the Fountains property. Approximately $45,000,000 was funded on that date with the remainder to be funded over the following 12 month periods. The note maintains a stated interest rate of 9.5% per annum and matures on August 31, 2004. The note requires monthly payments of interest only and a final balloon payment at maturity.

The Company has a 98.97% ownership interest in, and is the controlling member of the LLC which owns Birkdale Village. Crosland/Pappas Birkdale Holdings, LLC ("Crosland"), which contributed $1,000,000 for a 1.03% ownership interest, is the minority member. Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has approximately a 99% controlling general partner interest of the operating partnership, and the Advisor owns the remaining, limited partner common units for which it paid $2,000. The Advisor's limited partner common units are reflected as minority interest in the accompanying Consolidated Financial Statement. The effects of all significant intercompany transactions have been eliminated.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003.  The interpretation is applied to the Company no later than the end of the first annual reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. During the transition period, prior to the application of the interpretation for the annual statements dated December 31, 2003, the Company continues to evaluate other fundings. Currently, the Company has accounted for it's remaining fundings issued to a borrower as a mortgage receivable. This receivable is secured by the underlying investment property and is guaranteed by an affiliate of the borrower. The Company's maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at June 30, 2003 which amounts to approximately $34,500,000.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(3)  Services Provided by Affiliates of the Advisor

As of June 30, 2003 and December 31, 2002, the Company had incurred $211,885,317 and $125,224,459, respectively, of offering costs, of which $194,717,701 and $111,594,675 were paid to affiliates of the Advisor. Pursuant to the terms of the Offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $82,716,757 and $79,614,867 for the six month period ended June 30, 2003 and the year ended December 31, 2002, respectively. As of June 30, 2003, $394,358 of selling commissions had been advanced to and were due from the affiliate of the Advisor and $198,100 were payable to the Advisor and its affiliates for salaries and expenses. At December 31, 2002, $1,309,885 of these costs were unpaid.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the Advisor and its affiliates relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month period ended June 30, 2003 and 2002, the Company incurred $942,969 and $98,624, respectively, of general and administrative expenses to the Advisor and its affiliates. Additionally, during the six month period ended June 30, 2003 and 2002, the Company incurred $1,525,718 and $246,106, respectively, of these costs, of which $713,861 and $515,204 remained unpaid as of June 30, 2003 and December 31, 2002, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $119,360 and $64,365 for the six month periods ended June 30, 2003 and 2002, respectively, and $66,642 and $34,191 for the three month period ended June 30, 2003 and 2002, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. As of June 30, 2003 and 2002, the Company paid loan fees totaling $847,172 and $148,123 respectively, to this affiliate.

The Company is obligated to pay an advisor asset management fee of not more than 1% of the Company's net asset value. The Company's net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. The Company computes the net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the sum of the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's average invested assets for that fiscal year (Average invested assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. The Company will compute the average invested assets by taking the average of these values at the end of each month for which the Company is calculating the fee.), or (ii) 25% of the Company's net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month period ended June 30, 2003 and 2002, the Company incurred $3,920,000 and $1,050,000, respectively, of asset management fees. Additionally, for the six month period ended June 30, 2003 and 2002, the Company incurred $6,693,960 and $1,847,000 of asset management fees, respectively. Aggregate unpaid fees were $6,693,960 and $2,000,000 at June 30, 2003 and December 31, 2002, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $5,124,817 and $1,946,329 for the six month ended June 30, 2003 and 2002, respectively, and $2,883,642 and $1,024,831 for the three month period ended June 30, 2003 and 2002, respectively.

In December, 2001 and January, 2002, an affiliate of the Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July, 2002. The Company agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. For the six and three month periods ended June 30, 2002 $56,639 and, $28,320 of guarantee fees related to the LLCs had been incurred and paid. All of the respective mortgages payable were paid off in June 2002.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of June 30, 2003 and December 31, 2002, options to acquire 15,000 and 13,500 Shares of common stock were outstanding, respectively.

In addition to sales commissions, the dealer manager of the Offering an affiliate of the Advisor, has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Initial and first Follow-On Offerings and the issuance of a maximum of 6,000,000 Soliciting Dealer Warrants to purchase an equivalent number of shares with respect to the second Follow-On Offering. The dealer manager intends to re-allow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of June 30, 2003 and December 31, 2002, 8,451,364 and 4,788,966 warrants, respectively, had been issued. At June 30, 2003, these warrants had nominal value and none had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $7,135,863 and $3,993,746 as of June 30, 2003 and December 31, 2002, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2003	$213,150,832
2004	229,887,993
2005	217,501,793
2006	206,366,141
2007	188,968,490
Thereafter	1,418,257,769
Total	$2,474,133,018
===========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,867,976 and $957,300 for the six months ended June 30, 2003 and 2002 respectively. The related accounts and rents receivable as of June 30, 2003, and December 31, 2002 were $6,455,615 and $3,587,639, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

(6)  Mortgages and Notes Payable

Mortgages payable consist of the following at June 30, 2003 and December 31, 2002:

Property as collateral:

			Balance at
	Interest Rate at	Maturity	June 30,	December 31,
Fixed Rate Mortgages payable	06/30/03	Date	2003	2002
440 Commons	4.51%	02/2008	9,875,000	-
Aberdeen Square	6.25%	01/2007	3,670,000	3,670,000
Abernathy Square	6.29%	03/2009	13,392,000	13,392,000
Anderson Central	7.63%	09/2003	11,000,000	11,000,000
Bass Pro Shops	5.93%	08/2009	9,100,000	9,100,000
Brandon Blvd. Shoppes	6.24%	03/2009	5,137,000	5,137,000
Brick Center	4.38%	06/2010	10,300,000	-
Brooker Creek	7.88%	12/2004	4,468,070	-
Casselberry Commons	7.64%	04/2006	8,703,000	8,703,000
Chatham Crossing	4.65%	04/2010	2,190,000	-
Chesterfield Crossing	5.50%	10/2009	6,380,000	6,380,000
Chickasaw Trails Shopping Center	6.26%	11/2006	4,400,000	4,400,000
Circuit City - Cary	4.74%	04/2010	3,280,000	-
Circuit City Plaza	5.50%	09/2009	6,275,000	6,275,000
Circuit City - Rome	5.50%	09/2009	2,470,000	2,470,000
Circuit City - Vero Beach	5.50%	09/2009	3,120,000	3,120,000
Clayton Corners	7.25%	04/2012	9,850,000	9,850,000
Columbiana	4.04%	05/2010	25,900,000	-
Columbia Promenade	7.61%	02/2006	3,600,000	3,600,000
Commonwealth Center II	4.39%	07/2010	12,250,000	-
Comp USA Retail Center	4.41%	04/2010	4,000,000	-
Concord	4.44%	06/2010	2,890,000	-
Countryside	6.54%	06/2006	4,300,000	4,300,000
Cox Creek Centre	7.09%	03/2012	15,178,840	15,251,565
Creeks at Virginia	6.37%	08/2012	27,754,435	-
Crystal Springs	6.15%	08/2009	4,070,000	4,070,000
Duvall Village	7.04%	10/2012	9,404,837	9,476,625
East Hanover Sony	4.69%	07/2010	15,725,000	-
Eckerds #6379 - Greenville	6.30%	08/2009	1,540,400	1,540,400
Eckerds- #1232 - Blackstock	6.30%	08/2009	1,541,600	1,541,600
Eckerds #0234R - Marietta	5.05%	06/2013	1,161,350	-
Eckerds #0444R - S. Enota	5.05%	06/2013	1,128,600	-
Eckerds #0943R- Buckingham	5.05%	06/2013	1,338,350	-
Eckerds #0963R - Arapaho	5.05%	06/2013	1,316,400	-
Eckerds #0818R - 2706 Jacksboro	5.05%	06/2013	1,540,000	-
Eckerds #0862R - 3601 Jacksboro	5.05%	06/2013	1,203,350	-
Eckerds #0968 - Southwest	5.05%	06/2013	1,035,700	-
Eckerds #0980R - Main Street	5.05%	06/2013	1,096,600	-
Eckerds #2320R - Highway 124	5.05%	06/2013	1,271,000	-
Eckerds #2506R - Marsh	5.05%	06/2013	1,177,000	-
Eckerds #3072R David Blvd.	5.05%	06/2013	1,521,350	-
Eckerds #3152R - Lake Worth	5.05%	06/2013	1,021,500	-
Eckerds #3169R - River Oaks	5.05%	06/2013	1,545,700	-

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

			Balance at
	Interest Rate at	Maturity	June 30,	December 31,
Fixed Rate Mortgages payable	06/30/03	Date	2003	2002
Eckerds #3192R- W. Gentry	5.05%	06/2013	845,200	-
Eckerds #3338 - S. Orange	5.05%	06/2013	1,406,800	-
Eckerds #3350 - N. MLK	5.05%	06/2013	1,005,100	-
Eckerds #3363 -Sycamore	5.05%	06/2013	941,000	-
Eckerds #3528 - Parker	5.05%	06/2013	1,445,000	-
Eckerds #5018 - Millersport	4.97%	02/2010	1,581,660	-
Eckerds #5661 - Broadway	4.97%	02/2010	1,777,076	-
Eckerds #5786 - Central	4.97%	02/2010	905,364	-
Eckerds #5797 - Gennessee	4.97%	02/2010	1,636,200	-
Eckerds #6007 - Route 119	4.97%	02/2010	1,636,200	-
Eckerds #6036 - Route 51	4.97%	02/2010	1,636,200	-
Eckerds #6040 - Route 22 & Center	4.94%	02/2010	1,910,700	-
Eckerds #6043 - Monroeville	4.97%	02/2010	1,636,200	-
Eckerds #6062 - Eastway Plaza	4.94%	02/2010	1,418,040	-
Eckerds #6089 - Route 22 & Cove	4.97%	02/2010	1,374,408	-
Eckerds #6095 - Old Freeport	4.97%	02/2010	1,570,752	-
Eckerds #6172 - Washington	4.94%	02/2010	1,636,200	-
Eckerds #6193 - 26th & Parade	4.94%	02/2010	1,636,200	-
Eckerds #6199 - 26th & Sterrettainia	4.94%	02/2010	1,636,200	-
Eckerds #6257 - Peach	5.18%	04/2010	640,000	-
Eckerds #6286 - 12th	5.18%	04/2010	1,601,450	-
Eckerds #6334 - 6th	4.94%	02/2010	1,636,200	-
Eckerds #6392 - Route 130	4.97%	02/2010	1,636,200	-
Eckerds #6695 - Route 286	4.97%	02/2010	1,636,200	-
Edgewater Town Center	4.69%	06/2010	14,000,000	-
Eisenhower Crossing I	6.09%	01/2007	16,375,000	16,375,000
Eisenhower Crossing II	6.12%	01/2007	7,425,000	7,425,000
Forestdale Plaza	4.91%	02/2010	3,319,000	3,319,000
Forest Hills	4.49%	03/2010	3,660,000	-
Gateway Mall Market Center	7.94%	08/2005	10,425,000	10,425,000
Gateway Plaza II	4.65%	05/2010	3,480,000	-
Gateway Plaza	4.82%	03/2010	6,500,000	-
Golden Gate Shopping Center	4.74%	04/2010	6,378,550	-
Goldenrod Groves	4.41%	04/2010	4,575,000	-
Hairston Crossing	5.99%	07/2009	3,655,000	3,655,000
Hampton Point	5.50%	10/2009	2,475,000	2,475,000
Harundale	4.64%	04/2010	12,362,000	-
Heritage Pavilion	4.46%	07/2009	21,500,000	-
Hillsboro Square	5.50%	10/2009	12,100,000	12,100,000
Jones Bridge Square	4.38%	04/2010	4,350,000	-
Killearn	8.25%	01/2004	4,041,377	-
Kmart	6.80%	06/2006	4,655,000	4,655,000
Lake Olympia Square	8.25%	04/2007	5,397,740	5,478,984
Lakeview Plaza	8.00%	03/2018	3,613,237	3,613,237
Lake Walden Square	7.63%	11/2007	9,633,322	9,699,828
Lowe's Home Improvement Center	6.80%	06/2006	4,845,000	4,845,000

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

			Balance at
	Interest Rate at	Maturity	June 30,	December 31,
Fixed Rate Mortgages payable	06/30/03	Date	2003	2002
Marketplace at Mill Creek	4.34%	05/2010	27,700,000	-
Market Square	7.02%	09/2008	8,344,301	-
McFarland Plaza	5.50%	09/2009	8,425,000	8,425,000
Melbourne Shopping Center	7.68%	03/2009	5,947,325	5,947,967
Merchants Square	7.25%	11/2008	3,167,437	3,167,437
Monroe Shopping Center	4.44%	06/2010	1,915,000	-
North Aiken Bi-Lo	4.64%	04/2010	2,900,000	-
Northpoint Marketplace	5.50%	09/2009	4,535,000	4,535,000
Oleander Shopping Center	7.80%	11/2011	3,000,000	3,000,000
Overlook at King of Prussia	4.60%	03/2008	30,000,000	-
Paraiso	4.44%	06/2010	5,280,000	-
PETsMART- Chattanooga	7.37%	06/2008	1,303,800	1,303,800
PETsMART-Daytona Beach	7.37%	06/2008	1,361,200	1,361,200
PETsMART-Fredericksburg	7.37%	06/2008	1,435,000	1,435,000
Plant City	4.70%	04/2010	5,900,000	-
Pleasant Hill Square	7.35%	06/2005	17,120,000	17,120,000
Presidential Commons	6.80%	12/2007	24,066,555	24,066,555
Presidential Commons	2.50%	11/2006	2,000,000	2,000,000
River Ridge	4.16%	04/2008	14,500,000	-
Riverstone Plaza	5.50%	09/2009	17,600,000	17,600,000
Rosedale Shopping Center	7.94%	06/2011	13,300,000	13,300,000
Sand Lake Corners	6.80%	06/2008	11,900,000	11,900,000
Sexton Commons	4.50%	12/2009	4,400,000	4,400,000
Sharon Greens	6.07%	09/2009	6,500,000	6,500,000
Sheridan Square	4.39%	06/2010	3,600,000	-
Shoppes at Citiside	4.37%	05/2010	5,600,000	-
Shoppes of Lake Mary	4.91%	01/2010	6,250,000	6,250,000
Shops on the Circle	7.92%	11/2010	12,145,904	12,200,088
Southlake Shopping Center	7.25%	11/2008	7,637,235	7,683,755
Stonecrest Marketplace	4.34%	05/2010	19,075,000	-
Sycamore Commons	5.11%	09/2009	20,000,000	20,000,000
Target Super Center	6.02%	08/2009	4,192,000	4,192,000
Town and Country	4.70%	05/2010	30,900,000	-
Town Center Commons	7.00%	04/2006	4,750,000	4,750,000
Valley Park	4.44%	04/2010	6,770,000	-
Village Center	4.44%	04/2010	13,200,000	-
Village Crossing	4.73%	06/2010	44,000,000	-
Walk at Highwood I	5.50%	09/2009	13,230,000	13,230,000
Wakefield Crossing	4.50%	12/2009	5,920,000	5,920,000
Wards Crossing	5.50%	09/2009	6,090,000	6,090,000
West Falls	4.69%	06/2010	11,075,000	-
West Oaks Plaza	6.80%	06/2006	4,900,000	4,900,000
Willoughby Hills	6.98%	06/2018	14,480,310	-
Windsor Court	4.39%	06/2010	8,015,000
Total Fixed Rate Mortgages Payable			$922,102,925	$418,621,041

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

			Balance at
Variable Rate Mortgages	Interest Rate at 06/30/03	Maturity Date	June 30, 2003	December 31, 2002
Barrett Pavilion	3.19%	12/2003	20,000,000	-
Bartow Marketplace	2.96%	09/2006	13,475,000	13,475,000
Boynton Commons	2.97%	03/2008	15,125,000	15,125,000
Bridgewater Marketplace	3.03%	09/2006	2,987,500	2,987,500
Citrus Hills	2.98%	02/2007	3,000,000	3,000,000
Conway Plaza	2.97%	06/2005	5,000,000	5,000,000
Creekwood Crossing	4.00%	03/2007	11,750,000	11,750,000
Douglasville Pavilion	2.61%	07/2007	14,925,000	14,925,000
Douglasville Pavilion	N/A	07/2003	-	1,360,000
Fayetteville Pavilion	2.61%	07/2007	15,940,000	15,940,000
Fayetteville Pavilion	N/A	07/2003	-	1,450,000
Fountains	3.06%	03/2004	13,999,900	-
Jo-Ann Fabrics	2.97%	08/2008	2,450,000	2,450,000
Just For Feet- Augusta	3.06%	03/2007	1,668,000	1,668,000
Just For Feet- Covington	3.06%	03/2007	1,885,000	1,885,000
Just For Feet- Daytona	3.07%	09/2006	2,000,000	2,000,000
Lakewood Ranch Gateway	3.17%	10/2009	4,400,000	4,400,000
Newnan Pavilion	2.61%	07/2007	18,999,243	18,999,243
Newnan Pavilion	N/A	07/2003	-	1,727,128
Sarasota Pavilion	2.94%	07/2007	19,000,000	19,000,000
Sarasota Pavilion	2.94%	07/2007	2,000,000	2,000,000
Sarasota Pavilion	N/A	07/2003	-	8,850,000
Skyview Plaza	2.91%	11/2006	10,875,000	10,875,000
Southlake Pavilion	2.61%	07/2007	31,723,316	31,723,316
Southlake Pavilion	N/A	07/2003	-	2,879,393
Steeplechase	2.81%	04/2007	4,651,350	4,651,350
Stonebridge	3.06%	07/2007	10,900,000	10,900,000
Turkey Creek	N/A	07/2003	-	1,100,000
Turkey Creek	2.61%	07/2007	12,120,000	12,120,000
Universal Plaza	4.00%	04/2007	4,970,000	4,970,000
Venture Pointe	2.61%	07/2007	14,475,000	14,475,000
Venture Pointe	N/A	07/2003	-	1,315,000
Westside Pavilion	4.50%	04/2004	10,000,000	-
Woodstock Square	2.93%	08/2008	14,000,000	14,000,000
Woodstock Square	3.06%	02/2004	6,700,000	-

Total Variable Rate Mortgages Payable			289,019,309	257,000,930

Total Mortgages Payable before
premium assumed at acquisition			1,211,122,234	675,621,971
Premium from debt assumed at
acquisition, net of amortization			4,078,337	-

Total Mortgages Payable			1,215,200,571	675,621,971
			==========	==========
Notes and Margin payable

Margin Account			$ 3,365,634	$ 3,402,071
			==========	==========

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
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

For the six months ended June 30, 2003, the Company closed on or assumed debt with a principal amount of $530,644,426, net of debt repaid. The average costs of funds at June 30, 2003 were approximately 4.88%. The Company also maintained three lines of credit in the aggregate amount of $264 million, of which $34 million was outstanding as of June 30, 2003. The first line of credit for $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million. As of June 30, 2003, $20 million is drawn on the second line of credit and secured by Barrett Pavilion., In addition, a $200 million line of credit was granted for which no funds were outstanding as of June 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which the Company was in compliance for the reporting period ending June 30, 2003, and does not require specific assets to secure the line.

Certain debt is assumed at acquisition and may require interest payments at rates above or below current market rates of interest. At assumption, a determination is made of above or below market interest to be incurred over the life of the instrument and reported as a premium or discount on the debt. The premium or discount is then amortized over the life of the debt instrument as a reduction or increase to the interest expense, resulting in interest expense being recognized at an effective market rate based on market conditions as of the date the debt was assumed.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003
(unaudited)

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

The following table shows the debt maturing during the next five years and the respective weighted average interest rate as of June 30, 2003 related to that debt.

	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	11,665,563	9,974,977	29,127,208	44,035,195	67,055,505	760,244,477
Variable rate debt	20,000,000	30,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on
maturing debt:
Fixed rate debt	7.61%	7.93%	7.55%	6.80%	6.74%	5.14%
Variable rate debt	3.19%	3.53%	2.97%	2.96%	2.84%	2.98%

The principal balance of $289,019,309 or 24% of the Company's mortgages payable at June 30, 2003, have variable interest rates averaging 2.97%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company paid off or refinanced all of the debt that matured during 2002 and 2003. In those case where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

(7) Mortgages Receivable

On April 29, 2002, the Company funded a $2,475,000 second mortgage note receivable to be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintained a stated interest rate of 10% per annum and had a maturity date of the earlier of May 31, 2003 or the date upon which the property was sold, transferred or conveyed by the borrower. The note required monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments were to be drawn from a reserve the borrower was required to establish. This $268,125 reserve was retained by the Company as a reduction of the principal distributed to the borrower. The note was fully paid in May, 2003 when the Company purchased the shopping center.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

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

On March 27, 2003, the Company agreed to fund a first mortgage receivable for $36,000,000 for a shopping center known as Carlisle Commons in Carlisle, Pennsylvania. The note maintains a stated interest rate of 8.446% and matures September 1, 2003. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance at June 30, 2003 was $36,000,000. The Company intends to exercise its rights and acquire the property per the terms of the purchase option.

(8)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma and New Jersey. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

The property revenues and net property operations are summarized in the following tables for the six months ended June 30, 2003 and 2002, along with reconciliation to net income. Property asset information is as of June 30, 2003 and June 30, 2002.

	2003	2002

Property and additional rental income	$119,808,571	$44,062,873
Other property operating income	319,455	524,439
Total property operating expenses	28,882,039	10,018,887
Mortgage interest	22,261,025	9,982,058

Net property operations	68,984,962	24,586,367

Interest and dividend income	3,259,331	925,860
Other income (loss)	36,778	(14,907)
Gain (loss) on sale of investment securities	(5,722)	36,654
Less non property expenses:
Professional services	607,520	225,977
General and administrative and acquisition costs expensed	1,765,370	810,709
Advisor asset management fee	6,693,960	1,847,000
Depreciation and amortization	31,501,521	11,441,149
Net income	$31,706,978	$11,209,139
	==========	==========

Investment properties	$2,791,279,994	$895,090,033
Non-segment assets	402,093,228	118,166,239
Total Assets	$3,193,373,222	$1,013,256,272
	==========	==========

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

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

As of June 30, 2003 and December 31, 2002, warrants to purchase 8,451,364 and 4,788,966 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average numbers of common shares outstanding were 164,451,522 and 70,243,809 for the period ended June 30, 2003 and December 31, 2002, respectively.

(10) Commitments and Contingencies

On February 18, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space with total acquisition cost after development expected to be $14,160,000. Total costs incurred through June 30, 2003, including land, amounted to $10,748,000, of which $100,000 remained unpaid at June 30, 2003. Phase I was considered substantially completed and placed in service in the fourth quarter of 2002. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II will consist of approximately 44,400 square feet of leasable space. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the property at a later date.

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties to be leased as Eckerd Drug Stores for approximately 24,700 gross leasable square feet. The land parcels were acquired from an unaffiliated third party for $2,078,261. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the properties at a later date. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina. Both stores were considered substantially completed and placed in service the fourth quarter of 2002 and maintain no amounts unpaid at June 30, 2003.

On July 1, 2002, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina. The store was considered substantially completed and placed in service in the fourth quarter of 2002. Total costs incurred through June 30, 2003, including land, amounted to approximately $2,821,000, of which none remained unpaid at June 30, 2003.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

On August 29, 2002, the Company funded a mortgage note receivable of $44,000,000 used by the borrower for the construction of a shopping center known as Westside Pavilion Shopping Center in Huntsville, Alabama. The note maintained a stated interest rate of 9.25% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, at the time the property was purchased. The note receivable balance at December 31, 2002 was $44,000,000.

Additionally, on November 19, 2002, the Company agreed to fund a second mortgage note receivable for $7,000,000 to be used by the borrower for the construction of a portion of Westside Pavilion Shopping Center. The note maintained a stated rate of interest of 9.00% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003. The note receivable balance at December 31, 2002 was $1,500,017. On April 9, 2003, the Company exercised its option to purchase the property.

On April 9, 2003, the Company agreed to fund a development receivable for $7,104,381 to be used by the borrower for the construction of additional space for Westside Pavilion Shopping Center, Huntsville, AL. The note maintains a stated interest rate of 9.00% per annum and matures on March 8, 2006. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance at June 30, 2003 was $7,104,381.

On September 12, 2002, the Company acquired 3.1 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,053,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,856,000 for 10,908 gross leasable square feet. The parcel is located in Raleigh, North Carolina, and known as Eckerd-Perry Creek. The store was considered substantially completed and placed in service in the first quarter of 2003. Total costs incurred through June 30, 2003, including land, amounted to approximately $2,729,000, of which $327,000 remained unpaid at June 30, 2003. This store was placed in service in March, 2003.

On October 18, 2002, the Company acquired approximately 14.2 acres of land and simultaneously contracted for the development of a new Publix store and additional shop space. The parcel was acquired from an unaffiliated third party for approximately $800,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total development cost is expected to be approximately $6,883,502 for 62,500 gross leasable square feet. The parcel is located in Tallahassee, Florida, and known as Southwood Plantation. Total costs incurred through June 30, 2003, including land, amounted to approximately $6,580,000, which includes $1,096,000 yet to be repaid by the anchor tenant. $1,299,000 of the gross costs incurred remained unpaid at June 30, 2003.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

On October 28, 2002, the Company agreed to fund a development receivable for a maximum of $1,295,000 for a tenant build-out at a shopping center known as Southlake Pavilion in Morrow, Georgia. The note maintains a stated interest rate of 9.00% per annum and matures on December 31, 2005. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance of $739,395 at June 30, 2003 is included in construction in progress.

On December 18, 2002, the Company agreed to fund a development receivable for a maximum of $2,100,000 for a tenant build-out relating to H.H. Gregg at Southlake Pavilion in Morrow, Georgia. The note maintained a stated interest rate of 9.00% per annum and matured on December 31, 2005. The note required monthly interest payments only and a final balloon payment due at maturity. Payments to reduce the outstanding principal were allowed, and additional draws were also possible, as long as the outstanding balance did not exceed $2,100,000. The note receivable was repaid in full on April 7, 2003. The note receivable outstanding balance at December 31, 2002 was $193,925.

On November 12, 2002, the Company acquired 9.84 acres of land and simultaneously contracted for the development of a new Publix store and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $2,492,776. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $9,038,051 for 77,900 gross leasable square feet. The parcel is located in Tyrone, Georgia and known as Southhampton Village. Total costs incurred through June 30, 2003, including land, amounted to approximately $5,740,000, which includes $60,000 yet to be repaid by the anchor tenant. $1,600,000 of the gross costs incurred remained unpaid at June 30, 2003.

On December 23, 2002, the Company acquired 2.6 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $990,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,813,543 for 13,813 gross leasable square feet. The parcel is located in Gaffney, South Carolina. The store was considered substantially completed and placed in service in the second quarter of 2003. Total costs incurred through June 30, 2003, including land, amounted to approximately $2,664,000, of which $265,000 remained unpaid at June 30, 2003.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

On December 12, 2002, the Company acquired 15.27 acres of land and simultaneously contracted for the development of a new Publix store and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $3,056,400. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $14,790,144 for 91,165 gross leasable square feet. The parcel is located in Lake Wales, Florida and known as Shoppes at Chalet Suzanne. Total costs incurred through June 30, 2003, including land, amounted to approximately $5,530,000, which includes $150,000 yet to be repaid by the anchor tenant. $972,000 of the gross cost incurred remained unpaid at June 30, 2003.

On March 27, 2003, the Company acquired 6.5 acres of land and simultaneously contracted for the development of a new Publix and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $500,000. The Company funded the purchase of the land and will fund the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $6,818,363 for 43,200 gross leasable square feet. The parcel is located in Watercolor, Florida and known as Watercolor Crossing. Total costs incurred through June 30, 2003, including land, amounted to approximately $2,127,000, of which $494,000 remained unpaid at June 30, 2003.

On June 4, 2003, the Company acquired 9.1 acres of land and simultaneously contracted for the development of a shopping center to be anchored by a Bi-Lo grocery store. The parcel was acquired from an unaffiliated third party for approximately $1,400,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be $7,689,560 for 62,527 gross leasable square feet. The parcel is located in Castonia, North Carolina and known as Redbud Commons. Total costs incurred through June 30, 2003, including land, amounted to approximately $2,520,000, which includes $50,000 yet to be repaid by the anchor tenant. $74,000 of the gross costs incurred remained unpaid at June 30, 2003.

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

(11) Subsequent Events

The Company paid distributions of $14,578,151 and $15,399,276 to its stockholders in July and August 2003, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

The Company issued 4,004,674 Shares of Common Stock from July 1, 2003 through August 8, 2003, resulting in a total of 220,484,431 Shares of Common Stock outstanding. As a result, as of August 8, 2003, subscriptions for a total of 213,696,821 Shares were received resulting in total gross offering proceeds of $2,136,370,654 and an additional 7,647,534 Shares were issued pursuant to the DRP for $72,651,572 of additional gross proceeds. The Company has repurchased 859,924 Shares through its Share Repurchase Program for $8,093,304.

The Company has acquired the following properties during the period July 1 to August 8, 2003. The respective acquisitions are summarized in the table below.
				Approximate	Gross
Date				Purchase Price	Leasable
Acquired	Property	Type	Year Built	($)	Area (Sq. Ft)	Major Tenants

08/07/03	Bellevue Place Shopping Center	NC	2002/2003	10,882,049	76,778	Bed, Bath & Beyond
	Nashville, TN					Michael's
						PetCo
						Dollar Tree

08/05/03	Camfield Corner	NC	1994/2003	9,350,000	69,880	Bi-Lo Supermarket
	Charlotte, NC					Tire Kingdom

07/25/03	Cascade Market Place	NC	1996/1998	16,800,000	100,134	Staples
	Sterling, VA					Sports Authority

07/17/03	Fayette Pavilion	NC	2000	46,192,670	371,042	Kohl's
	Fayette, GA					Belk
						JoAnn's
						Goody's

07/25/03	Northlake Commons	NC	1987/2003	24,321,186	143,955	Ross
	Palm Beach, FL					Office Main Furniture

07/31/03	Route 22 Retail	NC	1997	18,687,358	110,453	Circuit City
	Union, NJ					Baby Superstore
						The Furniture King

08/08/03	Spring Mall	NC	1995/2001	10,479,451	56,511	Bassett Furniture Direct
	Springfield, VA					Michael's

07/08/03	Turkey Creek Pavilion	NC	2002	9,781,814	82,940	Ross
	Knoxville, TN

07/02/03	Vision Works	SU	1989	1,700,000	6,891	Vision Works
	Plantation, FL

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Retail Property
D	Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

Mortgage debt and financings closed for the period July 1, 2003 to August 8, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest & Rate at 6/30/03	Maturity Date	Principal Borrowed ($)
07/25/03	Barrett Pavilion	4.66	8/1/10	44,000,000
07/11/03	Birkdale Village	4.08	8/1/10	48,000,000
07/22/03	Birkdale Village	4.08	8/1/10	7,000,000
07/24/03	Camp Hill Center	4.20	8/1/10	4,300,000
08/05/03	Capital Crossing	4.30	8/1/10	5,478,000
07/17/03	Colonial Bardmoor	4.52	8/10/10	9,400,000
07/29/03	Flamingo Falls	4.35	8/1/10	13,200,000
07/25/03	Hiram Pavilion	4.51	8/1/10	25,100,000
07/24/03	Meadowmont Village Center	4.20	8/1/10	13,400,000
07/15/03	Oakley Plaza	4.29	8/11/10	5,175,000
07/22/03	River Run	4.05	8/1/10	6,490,000
08/08/03	Shoppes at New Tampa	4.27	9/1/10	29,350,000
07/24/03	Springfield Park	4.20	8/1/10	5,600,000
07/25/03	Suwannee Crossroads	4.60	8/1/10	6,670,000
07/01/03	Village Crossing	4.73	6/1/10	44,000,000
08/03/03	Westside Pavilion	4.91	9/10/10	10,600,000

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

The Company anticipates purchasing or may have already purchased the following properties from unaffiliated third parties. The Company intends to purchase these properties with its own funds unless noted otherwise; however, the Company expects to place financing on the properties at a later date.

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants(2)

Cedar Springs Crossing	NC	2001	10,150,000	86,312		Bi-Lo
Spartanburg, SC						Eckerds
						Dollar Tree

Cortez Plaza	NC	1966/1988	26,800,000	289,100		Publix
Bradenton, FL						Circuit City
						PETsMART
						Burlington Coat Factory

Fayette Pavilion l & II	NC	1995	96,812,000	794,748		Super Wal-Mart
Fayette Pavilion III & lV	NC	2003	33,530,000	248,813		Publix
Fayetteville, GA						Kohl's
						Cinemark
						Belk

Hartsville Crossing Shopping Center	NC	2001	7,384,000	71,120		Cato Dollar Tree
Hartsville, SC

Kensington Place	NC	1998	7,270,000	70,624		Bi-Lo Grocery
Murfreesboro, TN

Largo Towne Center	NC	1991	30,500,000	274,396	(3)	Shoppers Food Warehouse
Largo, MD						Marshall's
						Regency Furniture

Legacy Place	D	To be built	73,480,000	308,500		Linens N Things
Palm Beach Gardens, FL

Lexington Place	NC	To be built	8,397,000	83,167		TJ Maxx
Lexington, SC						Ross

Naugatuck Valley Shopping Center	NC	2001/2003	53,326,000	380,332		Wal-Mart ground lease
Waterbury, CT						Stop & Shop
						Linens 'N Thins
						Bob's Stores

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)
Pointe at Tampa Palms	NC	2003	5,250,000	20,258		Spa Avalon
Tampa, FL

Stockbridge Commons	NC	To be built	11,925,000	79,100		Lowe's Food
Tega Cay, SC

Shoppes at Oliver's Crossing	NC	2003	10,375,000	76,512		Lowe's Foods
Winston Salem, NC

Shoppes at Wendover Village	D	To be built	29,500,000	165,932		Ross
Greensboro, NC						Homegoods
						A.C. Moore

The Summit	NC	2001	85,000,000	341,343		Barnes & Noble
Louisville, KY						Old Navy
						Bed Bath & Beyond

Walgreen's	SU	2000	4,358,000	14,998		Walgreen's
Port Huron, MI

Walk at Highwood Preserve II	NC	To be built	6,577,000	28,427		Boston Market
Tampa, FL

Paradise Portfolio
Paradise Place	NC	To be built	10,873,000	74,620		Publix
West Palm Beach, FL

Paradise Shoppes of Ellenwood	NC	To be built	10,354,000	67,721		Publix
Ellenwood, GA

Paradise Promenade	NC	To be built	12,530,000	70,291		Publix
Davie, FL

Shoppes of Lithia	NC	To be built	14,173,000	79,161		Publix
Brandon, FL

Plaza Del Paraiso
Miami, FL	NC	To be built	14,050,000	82,291		Publix

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)
Milt Turner Portfolio
Oak Summit	NC	2003	24,468,000	180,774		Staples
Winston-Salem, NC						Goody's

Squire Wood Village	NC	2003	4,166,000	46,150		Food City
Dandridge, TN

The Crossings	NC	1999	6,879,000	62,278		Goody's
Crossville, TN

Wytheville Commons	NC	2003	20,019,000	150,267		Goody's
Phase I & II		To be built				Dollar Tree
Wytheville, VA						Old Navy

Colonial Portfolio
Hilliard Rome Road	NC	2001	17,100,000	110,871		Giant Eagle Grocery
Hilliard, OH

Loisdale Center	NC	1999	29,000,000	120,742		Bed Bath & Beyond
Springfield, VA						Circuit City
						Barnes & Noble
						Designer Shoe Warehouse

Waterfront Market	NC	2001/2003	123,500,000	755,313		Lowes Cinemas
Pittsburgh, PA						(Ground Lease)

Principal Net Lease Portfolio
Kroger, Cincinnati, OH	SU	1995/1998	7,653,000	56,634		Kroger
Kroger, Westchester, OH			4,802,000	56,083		Kroger
Kroger, Richardson, TX			6,065,000	59,213		Kroger
Kroger, Grand Prairie, TX			5,963,000	64,522		Kroger
Circuit City, Highlands Ranch, CO			6,101,000	43,480		Circuit City
Circuit City, Olympia, WA			6,105,000	35,776		Circuit City
Circuit City, Culver City, CA			9,353,000	32,873		Circuit City
Wal-Mart, Greenville, SC			17,501,000	200,084		Wal-Mart
Wal-Mart Alliance, OH			16,373,000	200,084		Wal-Mart
Wal-Mart Winston-Salem, NC			19,306,000	204,931		Wal-Mart
Sam's Club, Worcester, MA			15,356,000	107,929		Sam's Club
Lowe's Home Impr. Cullman, AL			9,241,000	101,287		Lowe's Home Improvement
Lowe's Home Impr. Steubenville, OH			11,794,000	130,497		Lowe's Home Improvement
Lowe's Home Impr. Baytown, TX			11,837,000	125,357		Lowe's Home Improvement
Lowe's Home Impr. Katy, TX			12,422,000	131,644		Lowe's Home Improvement

INLAND RETAIL REAL ESTATE TRUST, INC.

(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)

The Company's acquisition costs may increase by additional costs, which have not yet been finally determined. The Company expects any additional costs to be insignificant.

  Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.
  Property was acquired between the period of 08/09/03 and 08/14/03.

Type of Property

NC   Neighborhood and Community Multi-Tenant Retail Shopping Center

SU  Single User Property

 D  Development Project

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

(12) Investment Properties			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
440 Commons Jersey City, NJ	9,875,000	5,809,968	12,235,860	(170,173)	5,809,968	12,065,687	17,875,655	38,667	1997	05/03
Aberdeen Square Boynton Beach, FL	3,670,000	1,948,473	4,768,166	(118,966)	1,948,473	4,649,200	6,597,673	303,914	1990	10/01
Abernathy Square Atlanta, GA	13,392,000	8,054,652	16,076,111	(246,389)	8,054,652	15,829,722	23,884,374	994,443	1983/1994	12/01
Acworth Avenue Retail Shopping Center Acworth, GA	-	959,257	1,875,198	(21,421)	959,257	1,853,777	2,813,034	126,416	2001	12/00
Anderson Central Anderson, SC	11,000,000	2,219,839	13,642,727	(411,842)	2,219,839	13,230,885	15,450,724	862,179	1999	11/01
Barrett Pavilion Kennesaw, GA	20,000,000	20,032,828	60,149,900	45,474	20,032,828	60,195,374	80,228,202	196,761	1994-1998	05/03
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	78,339	6,098,178	18,386,610	24,484,788	2,450,580	1995	09/99
Bi-Lo - Asheville Asheville, NC	-	1,358,196	6,368,469	(225,378)	1,358,196	6,143,091	7,501,287	21,659	2003	05/03
Bi-Lo - Shelmore Mt. Pleasant, SC	-	2,280,531	9,555,354	(96,552)	2,280,531	9,458,802	11,739,333	33,975	2002	05/03
Bi-Lo - Southern Pines Southern Pines, NC	-	1,652,015	6,474,861	(66,775)	1,652,015	6,408,086	8,060,101	45,268	2002	04/03
Birkdale Village Charlotte, NC	-	7,354,553	89,055,809	(3,215,800)	7,354,553	85,840,009	93,194,562	244,466	2002/2003	05/03
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	3,067,765	1998	07/99
Brandon Blvd. Shoppes Valrico, FL	5,137,000	1,894,787	7,587,323	(87,717)	1,894,787	7,499,606	9,394,393	461,527	1994	11/01
Brick Center Plaza Brick, NJ	10,300,000	3,187,625	16,263,625	63,014	3,187,625	16,326,639	19,514,264	53,459	1999	05/03
Bridgewater Marketplace Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	700,610	1998	09/99
Camp Hill Center Harrisburg, PA	-	1,126,880	6,659,326	(45,129)	1,126,880	6,614,197	7,741,077	116,049	1978/2002	01/03
Capital Crossing Raleigh, NC	-	2,394,055	7,590,288	(326,181)	2,394,055	7,264,107	9,658,162	94,832	1995	02/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Casselberry Commons Casselberry, FL	8,703,000	6,702,658	11,191,912	323,016	6,702,658	11,514,928	18,217,586	1,668,613	1973/1998	12/99
Chatham Crossing Siler City, NC	2,190,000	971,620	2,992,100	(86,962)	971,620	2,905,138	3,876,758	56,720	2002	12/02
Chesterfield Crossings Richmond, VA,	6,380,000	2,791,620	8,190,130	569,726	2,791,620	8,759,856	11,551,476	403,607	2000	06/02
Chickasaw Trails Shopping Center Orlando, FL	4,400,000	1,723,260	6,907,737	(108,194)	1,723,260	6,799,543	8,522,803	471,860	1994	08/01
Circuit City Plaza Orlando, FL	6,275,000	3,756,672	7,761,404	(111,424)	3,756,672	7,649,980	11,406,652	326,966	1999	07/02
Citrus Hills Citrus Hills, FL	3,000,000	841,567	5,185,586	116,657	841,567	5,302,243	6,143,810	303,493	1994/2003	12/01
City Crossing Warner Robins, GA	-	1,893,133	12,750,925	(252,041)	1,893,133	12,498,884	14,392,017	256,122	2001	11/02
Clayton Corners Clayton, NC	9,850,000	1,615,060	13,379,346	(513,832)	1,615,060	12,865,514	14,480,574	366,079	1999	11/02
Colonial Bardmoore Center Largo, FL	-	8,745,733	8,405,232	(516,193)	8,745,733	7,889,039	16,634,772	102,961	1991	02/03
Columbia Promenade Kissimmee, FL	3,600,000	1,483,737	5,956,206	(6,206)	1,483,737	5,950,000	7,433,737	595,930	2000	01/01
Columbiana Station Columbia, SC	25,900,000	7,486,111	39,128,619	(824,794)	7,486,111	38,303,825	45,789,936	725,931	1999	12/02
Commonwealth Center II Midlothian, VA	12,250,000	4,509,455	17,768,396	494,670	4,509,455	18,263,066	22,772,521	239,536	2002	02/03
CompUSA Retail Center Newport News, VA	4,000,000	2,261,885	5,062,238	(67,105)	2,261,885	4,995,133	7,257,018	128,154	1999	11/02
Concord Crossing Concord, NC	2,890,000	816,686	4,513,910	232,817	816,686	4,746,727	5,563,413	62,016	1994	02/03
Conway Plaza Orlando, FL	5,000,000	2,215,324	6,332,434	328,743	2,215,324	6,661,177	8,876,501	914,340	1985/1999	02/00
CostCo Plaza White Marsh, MD	-	6,472,771	10,383,803	(394,602)	6,472,772	9,989,200	16,461,972	-	1987/1992	06/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Countryside Naples, FL	4,300,000	1,117,428	7,478,173	9,571	1,117,428	7,487,744	8,605,172	1,041,253	1997	10/99
Cox Creek Centre Florence, AL	15,178,840	4,256,549	14,974,285	(290,544)	4,256,549	14,683,741	18,940,290	442,014	2001	09/02
Creeks at Virginia Center Glen Allen, VA	27,754,435	8,125,000	31,332,730	918,639	8,125,000	32,251,369	40,376,369	225,629	2002	04/03
Creekwood Crossing Bradenton, FL	11,750,000	6,376,185	17,239,607	(213,958)	6,376,185	17,025,649	23,401,834	1,108,854	2001	11/01
Crystal Springs Crystal River, FL	4,070,000	1,064,112	6,413,838	(132,598)	1,064,112	6,281,240	7,345,352	304,222	2001	04/02
Denbigh Village Center Newport News, VA	-	6,371,122	14,483,694	226,441	6,371,122	14,710,135	21,081,257	-	1998/2003	06/03
Douglasville Pavilion Douglasville, GA	14,925,000	6,540,781	20,836,192	(537,482)	6,540,781	20,298,710	26,839,491	1,044,389	1998	12/01
Downtown Short Pump Richmond, VA	-	8,045,152	25,470,041	3,049,959	8,045,152	28,520,000	36,565,152	280,335	2000	03/03
Duvall Village Bowie, MD	9,404,837	4,000,000	9,045,904	(581,725)	4,000,000	8,464,179	12,464,179	230,076	1998	12/01
East Hanover Plaza East Hanover, NJ	9,280,000	2,769,561	14,542,979	(157,903)	2,769,561	14,385,076	17,154,637	47,100	1994	05/03
Edgewater Town Center Edgewater, NJ	14,000,000	7,288,957	19,741,150	(1,227,967)	7,288,957	18,513,183	25,802,140	60,620	2000	05/03
Eisenhower Crossing I & II Macon, GA	23,800,000	7,487,472	35,804,354	(653,796)	7,487,472	35,150,558	42,638,030	2,147,304	2001/2002	11/01, 03/02
Fayetteville Pavilion Fayetteville, NC	15,940,000	7,114,584	19,783,655	471,612	7,446,420	19,923,431	27,369,851	1,127,446	1998/2001	12/01
Flamingo Falls Pembroke Pines, FL	-	5,935,273	18,010,465	(255,711)	5,935,273	17,754,754	23,690,027	116,245	2001	04/03
Forest Hills Centre Wilson, NC	3,660,000	1,582,094	5,093,270	(61,927)	868,647	5,744,790	6,613,437	188,050	1989	09/02
Forestdale Plaza Jamestown, NC	3,319,000	1,262,754	5,407,118	(115,134)	1,262,754	5,291,984	6,554,738	201,947	2001	08/02
Fountains Plantation, FL	13,999,900	15,920,000	28,492,462	(613,211)	15,920,000	27,879,251	43,799,251	351,588	1989	02/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Gateway Mall St. Petersburg, FL	10,425,000	6,351,847	14,576,808	114,644	6,351,847	14,691,452	21,043,299	1,535,029	1999/2000	09/00
Gateway Plaza II Conway, SC	3,480,000	912,466	5,382,247	(109,412)	912,466	5,272,835	6,185,301	104,471	2002	12/02
Gateway Plaza Jacksonville, NC	6,500,000	2,906,103	8,959,217	1,141,393	2,906,103	10,100,610	13,006,713	264,332	2000/2001	11/02
Glenmark Shopping Center Morgantown, WV	-	4,128,488	8,853,200	(257,510)	4,128,488	8,595,690	12,724,178	50,723	1999/2000	04/03
Golden Gate Shopping Center Greensboro, NC	6,378,550	3,644,643	6,899,915	842,513	3,644,643	7,742,428	11,387,071	194,502	1962/2002	10/02
Goldenrod Groves Winter Park, FL	4,575,000	3,048,044	6,128,605	680,720	3,048,044	6,809,325	9,857,369	148,544	1985/1998	10/02
Goody's Shopping Center Augusta, GA	-	441,167	1,610,064	(25,380)	441,167	1,584,684	2,025,851	5,538	1999	05/03
Hairston Crossing Decatur, GA	3,655,000	1,066,527	5,563,132	(27,873)	1,066,527	5,535,259	6,601,786	316,657	2001/2002	02/02
Hampton Point Taylors, SC	2,475,000	1,072,903	3,453,395	(13,252)	1,072,903	3,440,143	4,513,046	144,822	1993	05/02
Harundale Plaza Glen Burnie, MD	12,362,000	9,869,539	14,882,463	(755,213)	9,869,539	14,127,250	23,996,789	340,523	1999	11/02
Heritage Pavilion Smyrna, GA	21,500,000	11,492,051	28,521,372	(247,355)	11,492,051	28,274,017	39,766,068	84,232	1995	05/03
Hillsboro Square Deerfield Beach, FL	12,100,000	6,157,134	12,828,066	2,167,061	5,780,000	15,372,261	21,152,261	644,261	1978/2002	06/02
Hiram Pavilion Hiram, GA	-	9,258,950	27,528,110	(1,038,141)	9,258,950	26,489,969	35,748,919	-	2001/2002	05/03
Jones Bridge Square Norcross, GA	4,350,000	1,791,065	5,734,426	327,688	1,885,398	5,967,781	7,853,179	147,427	1999	11/02
Killearn Shopping Center Tallahassee, FL	4,041,377	2,733,696	8,211,799	(106,475)	2,733,696	8,105,324	10,839,020	26,486	1980	05/03
Lake Olympia Square Ocoee, FL	5,397,740	2,567,471	7,306,483	(20,238)	2,562,471	7,291,245	9,853,716	1,073,642	1995	09/99
Lake Walden Square Plant City, FL	9,633,322	3,006,662	11,549,586	238,143	3,006,662	11,787,729	14,794,391	1,993,390	1992	05/99
Lakeview Plaza Kissimmee, FL	3,613,237	842,077	5,345,819	(95,471)	842,077	5,250,348	6,092,425	109,994	1998	12/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Lakewood Ranch Gateway Bradenton, FL	4,400,000	3,426,105	6,067,556	(232,171)	3,426,105	5,835,385	9,261,490	153,711	-	11/02
Logger Head Junction Holmes Beach, FL	-	344,321	320,738	(14,646)	344,321	306,092	650,413	18,128	1980/1984	02/02
Market Square Douglasville, GA	8,344,301	2,309,461	10,595,333	1,372,963	2,400,000	11,877,757	14,277,757	172,537	1974/1990	01/03
Marketplace at Mill Creek Buford, GA	27,700,000	14,457,044	35,660,892	(653,455)	14,457,044	35,007,437	49,464,481	431,911	2002/2003	02/03
McFarland Plaza Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	(315,355)	2,325,039	12,618,211	14,943,250	521,553	1999	07/02
Meadowmont Village Center Chapel Hill, NC	-	2,948,143	23,860,318	(1,182,303)	2,948,143	22,678,015	25,626,158	456,201	2002	12/02
Melbourne Shopping Center Melbourne, FL	5,947,325	2,382,330	7,459,634	687,905	2,382,330	8,147,539	10,529,869	382,937	1999	04/02
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	804,866	1993	06/99
Midway Plaza Tamarac, FL	-	9,126,646	17,731,321	(813,692)	9,126,646	16,917,629	26,044,275	51,572	1985	05/03
Newnan Pavilion Newnan, GA	18,999,243	8,560,550	24,553,440	760,199	8,987,539	24,886,650	33,874,189	1,098,597	1998/2002	03/02
North Aiken Bi-Lo Center Aiken, SC	2,900,000	660,000	5,156,040	(95,807)	660,000	5,060,233	5,720,233	133,537	2002	11/02
North Hill Commons Anderson, SC	-	736,586	3,804,359	(30,291)	736,586	3,774,068	4,510,654	14,084	2000/2003	05/03
Northpoint Marketplace Boiling Springs, SC	4,535,000	809,351	7,459,725	(365,643)	809,351	7,094,082	7,903,433	307,392	2001	05/02
Oakley Plaza Ashville, NC	-	2,013,562	7,455,436	(833,511)	2,013,562	6,621,925	8,635,487	94,817	1988	02/03
Oleander Shopping Center Wilmington, NC	3,000,000	794,912	4,425,726	(121,314)	794,912	4,304,412	5,099,324	203,405	1989	05/02
Overlook at King of Prussia King of Prussia, PA	30,000,000	32,402,117	24,643,324	(3,753,683)	32,402,117	20,889,641	53,291,758	314,813	2002	02/03
Paraiso Plaza Hialeah, FL	5,280,000	2,789,414	6,692,059	29,511	2,789,414	6,721,570	9,510,984	87,805	1997	02/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Plant City Crossing Plant City, FL	5,900,000	2,660,804	8,218,061	(341,417)	2,660,804	7,876,644	10,537,448	154,941	2001	11/02
Pleasant Hill Square Duluth, GA	17,120,000	4,805,830	29,526,305	(234,177)	4,805,830	29,292,128	34,097,958	3,412,960	1997/2000	05/00
Presidential Commons Snellville, GA	26,066,555	9,001,185	36,030,481	(711,723)	9,001,185	35,318,758	44,319,943	782,730	2000	11/02
Publix at Brooker Creek Palm Harbor, FL	4,468,070	2,931,581	5,787,185	10,917	2,950,000	5,779,683	8,729,683	56,226	1994	02/03
River Ridge Birmingham, AL	14,500,000	6,487,314	20,004,535	(434,572)	6,487,314	19,569,963	26,057,277	447,122	2001	11/02
River Run Miramar, FL	-	2,791,260	8,847,053	(69,318)	2,791,260	8,777,735	11,568,995	57,460	1989	04/03
Riverstone Plaza Canton, GA	17,600,000	5,672,769	26,270,288	(673,097)	5,672,769	25,597,191	31,269,960	1,216,745	1998	04/02
Rosedale Shopping Center Huntersville, NC	13,300,000	2,913,676	16,630,071	(87,528)	2,913,676	16,542,543	19,456,219	394,882	2000	11/02
Sand Lake Corners Orlando, FL	11,900,000	6,091,246	16,164,600	(105,878)	6,091,246	16,058,722	22,149,968	1,456,544	1998/2000	05/01
Sandy Plains Village Roswell, GA	-	4,615,446	13,440,022	595,192	4,615,446	14,035,214	18,650,660	42,781	1978/93/95	05/03
Sarasota Pavilion Sarasota, FL	21,000,000	17,273,845	24,826,101	(277,297)	17,273,845	24,548,804	41,822,649	1,278,690	1999	01/02
Sexton Commons Fuquay Varina, NC	4,400,000	799,852	7,223,004	(167,428)	799,852	7,055,576	7,855,428	291,456	2001/2002	08/02
Sharon Greens Cumming, GA	6,500,000	3,593,247	9,468,907	197,525	4,225,167	9,034,512	13,259,679	406,988	2001	05/02
Sheridan Square Dania, FL	3,600,000	2,425,266	5,160,970	7,377	2,425,266	5,168,347	7,593,613	67,515	1991	02/03
Shoppes at Citiside Charlotte, NC	5,600,000	2,009,614	7,696,077	289,154	2,009,614	7,985,231	9,994,845	158,952	2002	12/02
Shoppes at Lake Dow McDonough, GA	-	1,304,456	9,709,675	(84,617)	1,304,456	9,625,058	10,929,514	-	2002	06/03
Shoppes at Lake Mary Lake Mary, FL	6,250,000	3,618,581	7,521,439	(41,093)	3,618,581	7,480,346	11,098,927	248,339	2001	08/02
Shoppes at New Tampa Wesley Chapel, FL	-	6,007,635	13,187,920	461,081	6,007,635	13,649,001	19,656,636	265,091	2002	12/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Shoppes at Paradise Pointe Ft Walton Beach, FL	-	2,147,867	9,443,556	(152,900)	2,147,867	9,290,656	11,438,523	31,302	1987/2000	05/03
Shoppes of Golden Acres Newport Richey, FL	-	3,900,000	6,930,734	(24,214)	3,900,000	6,906,520	10,806,520	234,011	2002	02/02
Shoppes on the Circle Dothan, AL	12,145,904	1,544,088	13,468,413	9,597	1,544,088	13,478,010	15,022,098	353,364	2000	11/02
Skyview Plaza Orlando, FL	10,875,000	7,460,820	13,871,448	764,527	7,460,820	14,635,975	22,096,795	999,875	1994/1998	09/01
Sony Theatre Complex East Hanover, NJ	6,445,000	4,503,167	7,564,572	(122,765)	4,503,167	7,441,807	11,944,974	24,361	1993	05/03
Southlake Pavilion Morrow, GA	31,723,316	7,830,718	48,545,944	6,192,049	8,872,212	53,696,499	62,568,711	2,535,531	1996/2001	12/01
Southlake Shopping Center Cornelius, NC	7,637,235	3,633,377	9,999,573	(114,152)	3,633,377	9,885,421	13,518,798	247,308	2001	11/02
Springfield Park Lawrenceville, GA	-	1,980,202	8,943,936	876,733	1,980,202	9,820,669	11,800,871	151,767	1992/2000	01/03
Steeplechase Plaza Ocala, FL	4,651,350	1,554,810	7,092,510	361,749	1,618,271	7,390,798	9,009,069	437,696	1993	12/01
Stonebridge Square Roswell, GA	10,900,000	4,582,728	14,946,585	576,644	4,976,080	15,129,877	20,105,957	638,349	2001/2002	06/02
Stonecrest Marketplace Lithonia, GA	19,075,000	7,463,134	27,278,964	2,234,396	7,463,134	29,513,360	36,976,494	386,049	2002	02/03
Suwannee Crossroads Suwannee, GA	-	2,481,318	9,586,230	(13,316)	2,481,318	9,572,914	12,054,232	125,999	2002	02/03
Sycamore Commons Matthews, NC	20,000,000	7,995,359	30,188,891	(349,108)	7,995,359	29,839,783	37,835,142	1,265,860	2001/2002	07/02
Target Super Center Columbia, SC	4,192,000	1,994,642	5,677,919	(93,513)	1,994,642	5,584,406	7,579,048	298,784	2002	04/02
Tequesta Shoppes Tequesta, FL	-	2,898,918	8,539,792	271,831	2,898,918	8,811,623	11,710,541	145,909	1986	01/03
Town & Country Knoxville, TN	30,900,000	-	39,266,338	90,408	-	39,356,746	39,356,746	117,028	1985/87/97	05/03
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,262)	3,293,792	6,319,573	9,613,365	987,763	1998	07/99

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Turkey Creek Phase I Knoxville, TN	12,120,000	3,973,419	17,788,597	146,029	4,054,200	17,853,845	21,908,045	1,112,350	2001	01/02
Universal Plaza Lauderhill, FL	4,970,000	3,571,566	6,300,870	(620,803)	3,571,566	5,680,067	9,251,633	360,151	2002	01/02
Valley Park Commons Hagerstown, MD	6,770,000	1,822,018	9,495,115	(90,777)	1,822,018	9,404,338	11,226,356	92,184	1993	03/03
Venture Pointe Duluth, GA	14,475,000	10,878,572	15,654,530	185,203	10,878,571	15,839,734	26,718,305	821,621	1996	12/01
Village Center Racine, WI	13,200,000	5,511,994	18,474,755	(920,665)	5,511,994	17,554,090	23,066,084	164,946	2002/2003	03/03
Village Crossing Skokie, IL	44,000,000	24,379,852	45,063,466	607,629	24,379,852	45,671,095	70,050,947	149,614	1989	05/03
Village Square at Golf Boynton Beach, FL	-	4,536,806	14,000,584	(244,194)	4,536,806	13,756,390	18,293,196	317,581	1983/2002	11/02
Wakefield Crossing Raleigh, NC	5,920,000	2,151,750	8,642,715	(213,520)	2,151,750	8,429,195	10,580,945	373,761	2001	08/02
Walk at Highwoods I Tampa, FL	13,230,000	7,423,113	16,575,476	(545,063)	7,423,113	16,030,413	23,453,526	663,125	2001	07/02
Ward's Crossing Lynchburg, VA	6,090,000	2,661,733	8,438,070	(210,042)	2,661,733	8,228,028	10,889,761	448,001	2001	06/02
West Falls Plaza West Paterson, NJ	11,075,000	4,108,712	16,871,205	(101,872)	4,108,712	16,769,333	20,878,045	54,909	1995	05/03
West Oaks Plaza Ocoee, FL	4,900,000	4,514,559	6,706,310	26,852	4,514,559	6,733,162	11,247,721	608,163	2000	03/01
Westside Pavilion Huntsville, AL	10,000,000	11,568,840	34,446,710	(2,076,134)	11,568,840	32,370,576	43,939,416	208,431	2002	04/03
Willoughby Hills Willoughby Hills, OH	14,480,310	9,485,217	28,219,486	(568,390)	9,485,217	27,651,096	37,136,313	-	1985	06/03
Windsor Court Windsor Court, CT	8,015,000	4,315,529	10,323,403	(77,947)	4,315,529	10,245,456	14,560,985	133,728	1993	02/03
Woodstock Square Atlanta, GA	20,700,000	5,516,733	22,079,359	(63,928)	5,516,733	22,015,431	27,532,164	1,664,302	2001	06/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
BJ's Wholesale Club Charlotte, NC	-	3,177,864	9,847,625	(140,992)	3,177,864	9,706,633	12,884,497	36,630	2002	05/03
Bass Pro Outdoor World Dania Beach, FL	9,100,000	6,938,145	11,281,774	(187,260)	6,938,145	11,094,514	18,032,659	399,329	1999	06/02
Bi-Lo - Sylvania Sylvania, GA	-	221,759	4,185,399	(54,000)	221,759	4,131,399	4,353,158	14,710	2002	05/03
Circuit City-Cary Cary, NC	3,280,000	1,876,188	3,773,564	(32,941)	1,876,188	3,740,623	5,616,811	107,166	2000	09/02
Circuit City-Rome Rome, GA	2,470,000	662,211	3,813,902	(39,890)	662,211	3,774,012	4,436,223	132,991	2001	06/02
Circuit City-Vero Beach Vero Beach, FL	3,120,000	1,985,167	3,663,277	(37,084)	1,985,167	3,626,193	5,611,360	131,770	2001	06/02
Eckerd Drug Store - 0234R Marietta, GA	1,161,350	1,294,035	749,829	(13,781)	1,294,035	736,048	2,030,083	2,142	1995-1997	05/03
Eckerd Drug Store - 0444R Gainesville, GA	1,128,600	892,167	1,093,698	(13,772)	892,167	1,079,926	1,972,093	3,270	1995-1997	05/03
Eckerd Drug Store - 0818R Ft. Worth, TX	1,540,000	729,658	1,961,303	(15,271)	729,658	1,946,032	2,675,690	6,030	1995-1997	05/03
Eckerd Drug Store - 0862R Wichita Falls, TX	1,203,350	206,285	1,880,673	(15,345)	206,285	1,865,328	2,071,613	5,790	1995-1997	05/03
Eckerd Drug Store - 0943R Richardson, TX	1,338,350	815,280	1,538,616	(14,520)	815,280	1,524,096	2,339,376	4,798	1995-1997	05/03
Eckerd Drug Store - 0963R Richardson, TX	1,316,400	801,828	1,510,787	(14,520)	801,828	1,496,267	2,298,095	4,710	1995-1997	05/03
Eckerd Drug Store - 0968R Wichita Falls, TX	1,035,700	172,896	1,663,673	(15,048)	172,896	1,648,625	1,821,521	5,197	1995-1997	05/03
Eckerd Drug Store - 0980R The Colony, TX	1,096,600	706,814	1,210,124	(14,751)	706,814	1,195,373	1,902,187	3,764	1995-1997	05/03
Eckerd Drug Store - 2320R Snellville, GA	1,271,000	1,088,565	1,141,317	(14,302)	1,088,565	1,127,015	2,215,580	3,590	1995-1997	05/03
Eckerd Drug Store - 2506R Carrolton, TX	1,177,000	856,764	1,216,273	(14,751)	856,764	1,201,522	2,058,286	3,767	1995-1997	05/03
Eckerd Drug Store - 3072R N. Richland Hills, TX	1,521,350	979,331	1,683,545	(15,544)	979,331	1,668,001	2,647,332	5,173	1995-1997	05/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Eckerd Drug Store - 3152R Lake Worth, TX	1,021,500	504,862	1,300,072	(15,345)	504,862	1,284,727	1,789,589	4,036	1995-1997	05/03
Eckerd Drug Store - 3169R River Oaks, TX	1,545,700	771,277	1,933,445	(14,999)	771,277	1,918,446	2,689,723	5,950	1995-1997	05/03
Eckerd Drug Store - 3192R Tyler, TX	845,200	240,041	1,254,843	(15,741)	240,041	1,239,102	1,479,143	4,285	1995-1997	05/03
Eckerd Drug Store - #3338 Kissimmee, FL	1,406,800	822,077	1,657,329	(14,850)	822,077	1,642,479	2,464,556	5,322	1995-1997	05/03
Eckerd Drug Store - #3350 Oklahoma City, OK	1,005,100	312,932	1,462,960	(15,741)	312,932	1,447,219	1,760,151	4,731	1995-1997	05/03
Eckerd Drug Store - #3363 Ft. Worth, TX	941,000	637,241	1,023,651	(14,850)	637,241	1,008,801	1,646,042	3,174	1995-1997	05/03
Eckerd Drug Store - #3449 Lawrenceville, GA	-	1,175,982	885,258	(14,590)	1,175,982	870,668	2,046,650	2,664	1995-1997	05/03
Eckerd Drug Store - #3528 Plano, TX	1,445,000	1,154,754	1,380,437	(15,363)	1,154,754	1,365,074	2,519,828	4,231	1995-1997	05/03
Eckerd Drug Store - #5018 Getzville, NY	1,581,660	856,127	1,948,873	(19,362)	856,127	1,929,511	2,785,638	30,921	2000	01/03
Eckerd Drug Store - #5661 Buffalo, NY	1,777,076	959,933	2,184,622	(22,623)	959,933	2,161,999	3,121,932	34,648	2000	01/03
Eckerd Drug Store - #5786 Dunkirk, NY	905,364	-	1,720,216	(19,372)	-	1,700,844	1,700,844	27,256	2000	01/03
Eckerd Drug Store - #5797 Cheektowaga, NY	1,636,200	1,146,993	2,609,448	(19,616)	1,146,993	2,589,832	3,736,825	41,506	2000	01/03
Eckerd Drug Store - #6007 Connellsville, PA	1,636,200	1,069,666	2,433,833	(18,271)	1,069,666	2,415,562	3,485,228	38,712	1999	01/03
Eckerd Drug Store - #6036 Pittsburgh, PA	1,636,200	1,172,637	2,667,687	(17,817)	1,172,637	2,649,870	3,822,507	42,469	1999	01/03
Eckerd Drug Store - #6040 Monroeville, PA	1,910,700	1,658,487	3,771,081	(21,018)	1,658,487	3,750,063	5,408,550	60,105	1998	01/03
Eckerd Drug Store - #6043 Monroeville, PA	1,636,200	1,011,958	2,302,775	(18,362)	1,011,958	2,284,413	3,296,371	36,611	1999	01/03
Eckerd Drug Store - #6062 Erie, PA	1,418,040	771,094	1,755,759	(18,453)	771,094	1,737,306	2,508,400	27,840	1999	01/03

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Eckerd Drug Store - #6089 Weirton, WV	1,374,408	754,218	1,717,431	(19,089)	754,218	1,698,342	2,452,560	27,216	2000	01/03
Eckerd Drug Store - #6095 Cheswick, PA	1,570,752	851,841	1,939,140	(19,452)	851,841	1,919,688	2,771,529	30,764	2000	01/03
Eckerd Drug Store - #6172 Newcastle,PA	1,636,200	878,146	1,998,880	(18,453)	878,146	1,980,427	2,858,573	31,738	1999	01/03
Eckerd Drug Store - #6193 Erie, PA	1,636,200	891,033	2,028,147	(17,817)	891,033	2,010,330	2,901,363	32,217	1999	01/03
Eckerd Drug Store - #6199 Erie, PA	1,636,200	1,138,640	2,590,478	(18,362)	1,138,640	2,572,116	3,710,756	41,222	1999	01/03
Eckerd Drug Store - #6257 Erie, PA	640,000	-	1,443,819	(18,271)	-	1,425,548	1,425,548	22,843	1999	01/03
Eckerd Drug Store - #6286 Erie, PA	1,601,450	1,280,323	2,912,248	(19,453)	1,280,323	2,892,795	4,173,118	46,362	1999	01/03
Eckerd Drug Store - #6334 Erie, PA	1,636,200	914,751	2,082,011	(17,833)	914,751	2,064,178	2,978,929	33,079	1999	01/03
Eckerd Drug Store - #6392 Irwin, PA	1,636,200	900,264	2,049,110	(19,543)	900,264	2,029,567	2,929,831	32,525	2000	01/03
Eckerd Drug Store - #6695 Pittsburgh, PA	1,636,200	1,120,237	2,548,682	(18,634)	1,120,237	2,530,048	3,650,285	40,548	1999	01/03
Eckerd Drug Store - #1232 Spartanburg, SC	-	850,144	1,872,737	(21,725)	850,144	1,851,012	2,701,156	77,688	2002	08/02
Eckerd Drug Store - #3912 Concord, NC	-	725,000	1,313,566	135,658	725,000	1,449,224	2,174,224	39,036	2002	04/02
Eckerd Drug Store Gaffney, SC	-	1,038,631	1,335,395	290,223	990,000	1,674,249	2,664,249	-	2003	12/02
Eckerd Drug Store - #6379 Greenville, SC	1,540,400	1,470,306	1,357,205	(37,269)	1,470,306	1,319,936	2,790,242	84,415	2001	11/01
Eckerd Drug Store - #3924 Raleigh, NC	-	1,010,000	1,784,871	(65,509)	1,010,000	1,719,362	2,729,362	23,467	2003	09/02

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Eckerd Drug Store - #8036 Piedmont, SC	-	602,021	1,365,882	(14,053)	602,021	1,351,829	1,953,850	17,291	2000	01/03
Eckerd Drug Store - #1095 Spartanburg, SC	1,541,600	757,850	2,049,000	(11,061)	757,850	2,037,939	2,795,789	150,009	2001	12/01
Eckerd Drug Store - #3937 Tega Cay, SC	-	1,156,000	1,388,212	516,992	1,156,000	1,905,204	3,061,204	46,891	2002	04/02
Eckerd Drug Store - #8049 Woodruff, SC	-	950,000	1,525,208	346,109	950,000	1,871,317	2,821,317	43,604	2002	07/02
Jo-Ann Fabrics Alpharetta, GA	2,450,000	2,217,303	2,693,824	-	2,217,303	2,693,824	4,911,127	188,603	2000	06/01
Just for Feet - Augusta Augusta, GA	1,668,000	697,307	2,357,037	(26,283)	697,307	2,330,754	3,028,061	129,076	1999	02/02
Just For Feet - Covington Covington, LA	1,885,000	1,218,745	2,228,638	(31,180)	1,218,745	2,197,458	3,416,203	121,470	1999	02/02
Just for Feet - Daytona Daytona Beach, FL	2,000,000	1,651,300	2,249,996	(24,737)	1,651,300	2,225,259	3,876,559	149,863	1998	08/01
K-Mart Macon, GA	4,655,000	1,172,127	7,858,709	-	1,172,127	7,858,709	9,030,836	777,332	2000	02/01
Lowe's Home Improvement Center Warner Robbins, GA	4,845,000	2,430,841	7,000,513	-	2,430,841	7,000,513	9,431,354	705,598	2000	02/01
Monroe Shopping Center Monroe, NC	1,915,000	714,882	2,833,326	(25,992)	714,882	2,807,334	3,522,216	36,643	1994	02/03
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	-	775,738	2,327,215	3,102,953	168,077	1995	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,348	-	809,449	2,428,348	3,237,797	175,380	1996	04/01
PETsMART - Fredricksburg Fredricksburg, VA	1,435,000	852,498	2,557,493	-	852,498	2,557,493	3,409,991	184,708	1997	04/01

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2003

(unaudited)
		Initial Costs		Gross amount at which carried at end of period

			Buildings	Adjustments		Buildings
			And	To		And		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	Basis(A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Rainbow Foods - Garland Garland, TX	-	1,248,572	3,849,672	(93,762)	1,248,578	3,755,904	5,004,482	73,567	1994	11/02
Rainbow Foods - Rowlett Rowlett, TX	-	1,128,295	3,475,459	(89,104)	1,128,295	3,386,355	4,514,650	88,477	1995/2001	11/02

Development Projects
Redbud Commons Gastonia, NC	-	1,400,000	1,118,724	-	1,400,000	1,118,724	2,518,724	-	-	06/03
Shoppes at Chalet Suzanne Lake Wales, FL	-	3,101,849	2,431,918	-	3,101,849	2,431,918	5,533,767	-	-	12/02
Southlake Pavilion Morrow, GA	-	-	718,825	-	-	718,825	718,825	-	1996/2001	12/01
Southampton Village Tyrone, GA	-	2,183,059	3,561,096	-	2,183,059	3,561,096	5,744,155	-	-	11/02
Southwood Plantation Tallahassee, FL	-	847,540	5,734,295	-	847,540	5,734,295	6,581,835	-	-	10/02
The Fountains Plantation, FL	-	-	336,062	-	-	336,062	336,062	-	1989	02/03
Watercolor Crossing Tallahassee, FL	-	510,228	1,616,919	-	510,228	1,616,919	2,127,147	-	-	03/03
Westside Pavilion Huntsville, AL	-	-	7,032,139	-	-	7,032,139	7,032,139	-	-	04/03

	$1,211,122,234	$718,375,756	$2,147,309,646	$ (4,862,757)	$720,404,674	$2,140,417,971	$2,860,822,645	$69,542,651
	==========	=========	==========	=========	=========	==========	===========	========
(A)

Adjustments to basis include additions to investment properties net of payments received under master lease agreements. As part of several purchases, the Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging form one to two years or until the spaces are leased. GAAP requires that these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The adjustment to basis also includes tangible costs associated with the acquisition of investment properties. Intangible costs reflected as an adjustment to reduce the initial investment costs consists of acquired in-place lease intangibles and acquired above market lease intangibles. Adjustments for acquired below market lease intangibles are reflected as an adjustment to increase the initial cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the six month period ended June 30, 2003 to the six month period ended June 30, 2002. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and in our consolidated financial statements and the related notes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. (See "Cautionary Note Regarding Forward-Looking Statements")

The Company electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Overview

We were formed on September 3, 1998, to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We have been operating and intend to continue operating as a real estate investment trust or REIT, for Federal and state income tax purposes. We, through entities owned or controlled directly or indirectly by us, have initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. We have acquired and plan to continue to acquire properties in the mid-Atlantic and Northeastern states. We may also, through entities owned or controlled directly or indirectly by us, acquire single-user retail properties in locations throughout the United States, some of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc., our Advisor, has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.

Many of our properties are located in the southeastern states. During the first half of 2003, as throughout the nation, the southeastern market experienced the economic slowdown. The local southeastern economies have been further impacted by the continued slowdown in airline travel and tourism. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our properties, to a large extent, consist of: (1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. Our operations could be negatively impacted to the extent that an economic downturn is prolonged or becomes more severe. The Kmart bankruptcy may negatively impact three of the four Kmart leased properties. In April 2003, Kmart vacated the space at three of these properties and affirmed the lease at the fourth property. We are currently discussing terms with potential replacement tenants at the three vacated locations. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates

Kmart paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that Kmart's bankruptcy will not have a material adverse effect on us.. As of August 8, 2003, the Kmart stores represent approximately .8% of the gross leasable area of the properties. We believe that the diversification of creditworthy tenants provides additional mitigation of risks. As of August 8, 2003, the largest tenant in the portfolio, Publix, comprises approximately 6.5% of the properties GLA and approximately 4.8% of the properties rental income.

As of June 30, 2003, our operating partnership owned a portfolio of 201 properties, has agreements with unaffiliated third parties to develop five land parcels and made one loan totaling $34,500,000 to an unaffiliated third party secured by a mortgage on the property reported as a mortgage receivable. Substantially, all of the properties in the portfolio are shopping centers located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, Ohio and New Jersey, containing an aggregate of approximately 23,500,000 square feet of GLA. As of June 30, 2003, approximately 93% of GLA in the properties was leased.

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

Valuation and Allocation of Investment Property. In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions. The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among others. Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from our judgment, the valuation could be negatively effected.

We allocate the purchase price of the each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, and acquired value of in-place lease intangibles), and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships and as of June 30, 2003, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to financing terms for similar investment properties currently available in the marketplace. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles. The aggregate value of in-place lease intangibles is measured based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in our analysis include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of lost rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, legal and other related expenses. We also compare each acquired lease intangible at the acquisition date to those generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market lease intangibles, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economic conditions, demographics, location, visibility, age and physical condition of the property.

When we identify certain factors that may cause a negative valuation, we conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 or FAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss.

The valuation and allocation of purchase price, and possible subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding $5,000 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property's classification as an asset to buildings and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when the anchor tenant receives its certificate of occupancy or when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Acquired in-place lease intangibles are amortized over the expected term of the related lease as a component of amortization expense. Leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

A portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease intangibles of $1,383,703 was applied as a reduction to rental income for the six month period ending June 30, 2003. Amortization pertaining to the below market lease intangibles of $1,710,388 was applied as an increase to rental income for the six month period ending June 30, 2003. The portion of the purchase price allocated to acquired in-place lease intangibles are amortized on a straight-line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease intangibles of $1,322,317 for the six month period ending June 30, 2003.

Acquired value of below market leasehold interest assets are based on the present value of the payments under the ground lease expected to be paid over the non-cancelable lease term. Values assigned to leasehold interests are amortized as an adjustment to ground lease expense, a component of operating expense, on a straight-line basis over the remaining lease term.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about uncertain inherent factors.

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

Valuation of accounts and rents receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amount outstanding, payment history, and financial strength of each tenant, which taken as a whole determines the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the property valuation could be negatively or positively effected.

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

Notes Receivable. We have entered into various notes receivable with unaffiliated third parties. The notes receivable are generally secured by a first mortgage on the underlying real estate, and in come cases by personal guarantees of the borrower. The underlying real estate may be in the process of being developed and leased or may be fully operational. Additionally, we typically enter into options to acquire the underlying real estate subject to certain conditions including lease-up parameters and other due diligence. The classification of such instruments as notes receivable versus investment in real estate is an area that is subjective in nature. We individually evaluate each note receivable to ascertain whether the facts and circumstances that supported our initial classification have changed.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which provides new accounting guidance on when to consolidate a variable interest, as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation requires certain disclosures in the financial statements, issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

We have accounted for fundings to a borrower as a mortgage receivable.  Because of the amounts funded in relation to the equity investment of the borrower in the underlying property, it is reasonably possible that we will be required to consolidate or disclose additional information with regard to the underlying investment property's financial position when the statement becomes effective. Our maximum exposure to loss as a result of our mortgage receivable would be the amount of the receivable balance outstanding at June 30, 2003 which amounts to approximately $34,500,000.

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

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded cash flows from operating activities, financings and other external capital resources available to us.

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

On June 7, 2002, concurrent with the First Follow-On Offering, we commenced a Second Follow-On Public Offering on a best efforts basis of up to (i) 150,000,000 additional shares at a price of $10.00 per share, (ii) 12,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 6,000,000 soliciting dealer warrants, and (iv) 6,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms in the Initial Offering. As of August 13, 2003, we have received subscriptions for a total of 150,000,000 shares sold from the Second Follow-On Offering resulting in gross proceeds of $1,497,324,695 and repurchased 617,131 shares for $5,826,076 pursuant to the Share Repurchase Program, thereby completing the Second Follow-On Offering. Collectively the Initial Offering, First Follow-On Offering and Second Follow-On Offering are referred to as the Offerings.

As of June 30, 2003 and December 31, 2002, subscriptions for a total of 211,223,819 and 119,713,115 shares, respectively, had been received from the public, which include the 20,000 shares issued to the Advisor. In addition, we distributed 6,049,526 and 3,025,137 shares pursuant to our DRP as of June 30, 2003 and 2002, respectively. As of June 30, 2003 we have repurchased 793,588 shares and have issued soliciting dealer warrants to acquire 8,451,364 shares. As a result of such sales and repurchases, we have received a net total of $2,156,103,936 of gross offering proceeds as of June 30, 2003. Our Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds from the offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the gross offering proceeds. As of June 30, 2003 and December 31, 2002, organizational and offering costs totaling $211,885,317 and $125,224,459, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering, First Follow-On Offering or the Second Follow-On Offering.

As of June 30, 2003, 8,451,364 soliciting dealer warrants were sold to the managing dealer and none of the soliciting dealer warrants have been exercised for shares.

Lines of Credit. We also maintained three lines of credit in the aggregate amount of $264 million, of which $34 million was outstanding as of June 30, 2003. The first line of credit for $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million. As of June 30, 2003, $20 million is drawn on the second line of credit and secured by Barrett Pavilion. In addition, a $200 million line of credit was granted for which no funds were outstanding as of June 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which we were in compliance for the reporting period ending June 30, 2003, and does not require specific assets to secure the line.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops.

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of June 30, 2003, we distributed 6,049,526 shares pursuant to the DRP for an aggregate of $57,470,495.

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

Shares purchased by us will not be available for resale. As of June 30, 2003, 793,588 shares have been repurchased for an aggregate cost of $7,471,853.

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

We believe we can achieve the optimum balance between risk and return to our share holders by leveraging our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

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

For the six months ended June 30, 2003, we closed on or assumed debt with a principal amount of $530,644,000, net of debt repaid. The average costs of funds at June 30, 2003 were approximately 4.88%. We also maintained three lines of credit in the aggregate amount of $264 million, of which $34 million was outstanding as of June 30, 2003. The first line of credit for $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million. As of June 30, 2003, $20 million is drawn on the second line of credit and secured by Barrett Pavilion. In addition, a $200 million line of credit was granted for which no funds were outstanding as of June 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which we were in compliance for the reporting period ending June 30, 2003, and does not require specific assets to secure the line.

Certain debt is assumed at acquisition and may require interest payments at rates above or below current market rates of interest. At assumption, a determination is made of above or below market interest to be incurred over the life of the instrument and reported as a premium or discount on the debt. The premium or discount is then amortized on a straight-line basis over the life of the debt instrument as a reduction or increase to the interest expense, resulting in interest expense being recognized at a rate based on market conditions.

Although the loans placed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis. At times we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of our properties.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was approximately $78,618,600 and $31,514,500 for the six month period ended June 30, 2003 and 2002, respectively. The increase in net cash provided by operating activities for the six month period ended June 30, 2003 compared to prior periods is due primarily to the additional rental revenues and income generated from the operations of 149 properties owned at the beginning of the quarter plus 52 properties purchased during the quarter ended June 30, 2003, compared to the rental revenues and income generated from the operations of 48 properties owned for the period ended June 30, 2002 plus 14 properties purchased during the same period.

As of August 8, 2003, we had approximately $244,600,000 available for investment in additional properties. As of August 8, 2003 we are considering the acquisition of approximately $958,955,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and funds available under our existing lines of credit, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Investing Activities

Cash flows used in investing activities was approximately $1,263,813,000 and $255,616,100 for the six month period ended June 30, 2003 and 2002, respectively. The cash flows used in investing activities were primarily due to the acquisition of 52 and 14 properties for approximately $1,185,454,000 and $243,770,000 during the six month period ended June 30, 2003 and 2002, respectively.

Our investment in securities at June 30, 2003 and 2002 consists principally of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the six month period ended June 30, 2003 in the amount of approximately $45,000 and decreased our margin account by approximately $36,000. We purchased investment securities of approximately $923,000 and decreased our margin account by approximately $42,000 for the six months ended in June 30, 2002.

In 2003, we anticipate incurring construction costs related to several development projects which were in progress as of June 30, 2003 as well as others which will commence in 2003. The expected aggregate costs to be paid related to the projects in process at June 30, 2003 are approximately $62,619,000 of which approximately $31,113,000 had been incurred as of June 30, 2003.

Cash Flows From Financing Activities

Cash provided by financing activities was approximately $1,238,111,000 and $281,456,500 for the six month period ended June 30, 2003 and 2002, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of approximately $850,856,000 and $260,159,000 for the six month period ended June 30, 2003 and 2002, respectively. We also generated approximately $530,184,000 and $213,199,000 from the issuance of new mortgages secured by seventy-six and 6 of our properties for the six month period ended June 30, 2003 and 2002, respectively. We paid approximately $61,459,000 and $17,864,000 in dividends to our stockholders for the six month period ended June 30, 2003 and 2002, respectively. The increased shares outstanding resulted in the increases in dividends declared for the six month period ended June 30, 2003. We also used approximately $72,437,000 and $170,926,000 for the paydown of seven and one mortgages secured by our properties for the six month period ended June 30, 2003 and 2002, respectively.

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
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	11,665,563	9,974,977	29,127,208	44,035,195	67,055,505	760,244,477
Variable rate debt	20,000,000	30,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on debt:
maturing debt:
Fixed rate debt	7.61%	7.93%	7.55%	6.80%	6.74%	5.14%
Variable rate debt	3.19%	3.53%	2.97%	2.96%	2.84%	2.98%

Approximately $289,019,000, or 24%, of our mortgages payable at June 30, 2003 have variable interest rates averaging 2.97%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of June 30, 2003, interest expense increases by approximately $2,900,000 on an annual basis.

As we continue to acquire properties, matching our capital sources and uses is an important aspect of our business. As of August 8, 2003 we are considering the acquisition of forty-six properties and have approximately $244,600,000 in cash available to acquire properties. We believe these funds together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these proposed acquisitions.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of our Advisor As of June 30, 2003 and December 31, 2002, we had incurred $211,885,317 and $125,224,459 of offering costs, of which $194,717,701 and $111,594,675 were paid to affiliates. In accordance with the terms of the offerings, our Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of June 30, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations. These costs did not exceed these limitations upon completion of the second follow-on offering as of August 13, 2003.

Our Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our Advisor and its affiliates relating to the offerings. In addition, an affiliate of our Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $82,716,757 and $79,614,867 for the period ended June 30, 2003 and December 31, 2002, respectively, of which $197,605 and $1,309,885 were unpaid at June 30, 2003, and December 31, 2002. Additionally, at June 30, 2003, $394,358 of selling commissions had been advanced to and were due from the affiliate of our Advisor and $198,100 was payable to our Advisor and its affiliates for salaries and expenses.

Our Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of our Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month period ended June 30, 2003 and June 30, 2002, we incurred $942,969 and $98,624 of these costs, respectively. During the six month period ended June 30, 2003 and June 30, 2002 we incurred $1,525,718 and $246,106 of these costs, respectively, of which $713,861 and $515,204 remained unpaid as of June 30, 2003 and December 31, 2002, respectively.

An affiliate of our Advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $119,360 and $64,365 for the six month period ended June 30, 2003 and December 31, 2002, respectively and $66,642 and $34,191 for the three month period ended June 30, 2003 and June 30, 2002, respectively.

Our Advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our Advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. As of June 30, 2003 and 2002 we paid loan fees totaling $847,172 and $148,123, respectively, to this affiliate.

We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amount by which the sum of our total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year. (Average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month period ended June 30, 2003 and 2002, we incurred $3,920,000 and $1,050,000, respectively of asset management fees. Additionally, for the six month period ended June 30, 2003 and 2002 we incurred $6,693,960 and $1,847,000 of asset management fees, respectively, of which $6,693,960 and $2,000,000 was unpaid at June 30, 2003 and December 31, 2002, respectively.

The property managers, entities owned principally by individuals who are affiliates of our Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $5,124,817 and $1,946,329 for the six month period ended June 30, 2003 and 2002, respectively, and $2,883,642 and $1,024,831 for the three month period ended June 30, 2003 and 2002, respectively. None remained unpaid at June 30, 2003 and December 31, 2002.

Other Related Party Transactions. In December 2001 and January 2002, an affiliate of our Advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. For the six and three month periods ended June 30, 2002, $56,639 and $28,320 of guarantee fees related to the LLCs had been incurred and paid. All of the respective mortgages payable were paid off in June 2002.

Results of Operations

General

Selected Financial Data

The following discussion is based primarily on our consolidated financial statements as of June 30, 2003 and December 31, 2002, and for the six month period ended June 30, 2003 and 2002. The schedule excludes the following development projects: Redbud Commons, Shoppes at Chalet Suzanne, Southampton Village, Southwood Plantation, and Watercolor Crossing.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 1999	None	N/A	N/A
June 30, 1999	2	336,746	$ 20,298,291
September 30, 1999	5	803,169	80,426,866
December 31, 1999	2	302,602	26,490,171
March 31, 2000	1	117,723	8,547,758
June 30, 2000	1	282,137	34,332,135
September 30, 2000	1	231,326	20,928,655
December 31, 2000	0	N/A	N/A
March 31, 2001	4	366,095	37,123,001
June 30, 2001	6	525,279	64,513,807
September 30, 2001	3	379,569	33,864,561
December 31, 2001	14	2,496,876	267,613,756
March 31, 2002	9	1,239,771	136,394,927
June 30, 2002	15	1,783,398	177,023,351
September 30, 2002	12	1,231,910	159,865,564
December 31, 2002	31	3,454,085	424,672,664
March 31, 2003	43	3,308,027	483,288,138
June 30, 2003	52	6,641,837	859,709,103
Total	201	23,500,550	2,835,092,748
	====	========	===========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $99,702,912 for the six month period ended June 30, 2003 from $36,332,102 for the six month period ended June 30, 2002. This increase is due primarily to 201 properties owned and operated for the six month period ended June 30, 2003 compared to 63 properties for the six month period ended June 30, 2002.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $10,493,103 from $3,714,267 for the six month period ended June 30, 2003 and 2002, respectively. Common area cost recovery income increased to $9,008,157 from $3,668,856 for the six month period ended June 30, 2003 and 2002, respectively. Additional rental income increased to $604,399 for the six month period ended June 30, 2003 from $347,648 for the six month period ended June 30, 2002. These increases are due primarily to 201 properties owned and operated for the six month period ended June 30, 2003 compared to 63 properties for the six month period ended June 30, 2002.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments, investments in securities and mortgage receivables that are held by us. Interest and dividend income increased to $3,259,331 for the six month period ended June 30, 2003 from $925,860 for the six month period ended June 30, 2002. This results primarily from increases in income and dividends from investment in securities, as well as interest earned on mortgage notes receivable.

Other Income. Other income decreased to $350,511 for the six month period ended June 30, 2003 from $546,186 for the six month period ended June 30, 2002. This decrease is primarily due to income received in 2002 pertaining to our investment in the joint venture of Stonebridge Square. In June 2002, the Company acquired the venture partner's interest in Stonebridge and accordingly has consolidated the property operations.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $607,520 for the six month period ended June 30, 2003 from $225,977 for the six month period ended June 30, 2002. This increase results from additional professional services required as we raise capital, acquire properties and grow our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $559,630 for the six month period ended June 30, 2003 from $357,874 for the six month period ended June 30, 2002. This increase results from the additional services required as we grow our portfolio of investment properties. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, postage, and printing costs. These expenses incurred amounted to $493,182 for the six month period ended June 30, 2003 from $288,407 for the six month period ended June 30, 2002. The expense results from services required as we grow our portfolio of investment properties.

Property Operating Expenses to Affiliates. Property operating expenses consists of property management fees and mortgage servicing fees. These expenses to affiliates increased to $5,244,177 for the six month period ended June 30, 2003 from $2,010,694 for the six month period ended June 30, 2002. This increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the six month period ended June 30, 2003 as compared to June 30, 2002.

Property Operating Expenses to Non-Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax consist of the costs of owning and maintaining shopping centers in the Southeast and include real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots. These expenses to non-affiliates increased to $23,637,862 for the six month period ended June 30, 2003 from $8,008,193 for the six month period ended June 30, 2002. This increase is primarily due to 201 properties owned and operated for the six month period ended June 30, 2003 as compared to 63 properties for the six month period ended June 30, 2002.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $22,261,025 for the six month period ended June 30, 2003 from $9,982,058 for the six month period ended June 30, 2002. This increase is due to the financing of additional properties owned and operated during the six month period ended June 30, 2003 as compared to the six month period ended June 30, 2002. The increase in interest expense was partially offset by lower interest rates on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $28,805,512 for the six month period ended June 30, 2003 from $10,613,902 for the six month period ended June 30, 2002. This increase is due to 201 properties owned and operated for the six month period ended June 30, 2003 as compared to 63 properties for the six month period ended June 30, 2002.

Amortization. Amortization expense increased to $2,696,009 for the six month period ended June 30, 2003 from $827,247 for the six month period ended June 30, 2002. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized.

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

As of August 8, 2003, three tenants individually occupying in excess of 10,000 square feet at seven properties are currently in bankruptcy proceedings and are currently undergoing financial restructuring. None of these tenants individually or in aggregate represents greater than 5% of our space or revenue. We have four separate properties that have leases with Kmart, who has filed for Chapter 11 bankruptcy protection. In April 2003, Kmart vacated the space at three of these properties and affirmed the lease at the fourth property. We are currently discussing terms with potential replacement tenants at the three vacated locations. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates Kmart paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that Kmart's bankruptcy will not have a material adverse effect on us.

The table below includes individual tenants that occupy in excess of 10,000 square feet and are currently in bankruptcy proceedings or are currently undergoing financial restructuring, and whose space has not been re-leased.

Property Name	Tenant Name	Bankruptcy/ Restructuring	Square Foot	Annual Rent	Gross Receivable at 6/30/03	Reserve Balance*	Occupancy Status
Columbiana Station	Zany Brainy	Bankruptcy	10,600	151,050	72,021	72,021	Vacant
Creekwood Crossing	Kmart	Bankruptcy	103,015	875,628	117,732	117,732	Vacant
Kmart / Macon	Kmart	Bankruptcy	102,098	907,349	151,225	151,225	Vacant
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	--	Vacant
Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	30,445	30,445	Occupied (1)
Rainbow Foods - Garland	Rainbow Foods	Bankruptcy	63,117	426,040	--	--	Occupied (2)
Rainbow Foods - Rowlett	Rainbow Foods	Bankruptcy	70,576	476,388	--	--	Occupied (2)

*  The amount shown represents the amount reserves recorded by us against tenant receivables at June 30, 2003.

  The tenant has affirmed the lease.
  The tenant has neither affirmed nor rejected the lease .

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

Funds from Operations

Cash generated from operations is not equivalent to our net operating income as determined under Generally Accepted Accounting Principles in the United States of America ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows:

	Six months ended June 30,	Six months ended June 30,
	2003	2002
Net income	$31,706,978	$11,209,139
Depreciation	28,805,512	10,613,902
Amortization related to investment properties	1,379,902	30,405
Funds from operations (1)	$61,892,392	$21,853,446
	========	========

(1) FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following table lists the approximate physical occupancy levels for the Company's investment properties as of June 30, 2003, December 31, 2002, 2001, and 2000. N/A indicates the property was not owned by the Company at the end of the period.

		June 30,	December 31,
		2003	2002	2001	2000
Property	Location	(%)	(%)	(%)	(%)
440 Commons	Jersey City, NJ	100	N/A	N/A	N/A
Aberdeen Square	Boynton Beach, FL	98	100*	96*	N/A
Abernathy Square	Atlanta, GA	96	91	92	N/A
Acworth Avenue Retail Shopping Center	Acworth, GA	73	73	N/A	N/A
Anderson Central	Anderson, SC	99	99	100	N/A
Barrett Pavilion	Kennesaw, GA	97	N/A	N/A	N/A
Bartow Marketplace	Cartersville, GA	100	100	99	100
Bass Pro Outdoor	Dania Beach, FL	100	100	N/A	N/A
Bi-Lo Asheville	Chandler, NC	97	N/A	N/A	N/A
Bi-Lo at Shelmore	Mt. Pleasant, SC	100	N/A	N/A	N/A
Bi-Lo Southern Pines	Southern Pines, NC	84*	N/A	N/A	N/A
Bi-Lo Sylvania	Sylvania, GA	100	N/A	N/A	N/A
Birkdale Village	Huntersville, NC	62*	N/A	N/A	N/A
BJ's Wholesale Club	Charlotte, NC	100	N/A	N/A	N/A
Boynton Commons	Boynton Beach, FL	100	100	100*	96*
Brandon Blvd Shoppes	Valrico, FL	100	89*	93*	N/A
Brick Center Plaza	Brick, NJ	100	N/A	N/A	N/A
Bridgewater Marketplace	Orlando, FL	100	96	97*	98
Camp Hill Center	Camp Hill, PA	100	N/A	N/A	N/A
Capital Crossing	Raleigh, NC	100	N/A	N/A	N/A
Casselberry Commons	Casselberry, FL	99	94	92*	95*
Chatham Crossing	Siler City, FL	100	100	N/A	N/A
Chesterfield Crossing	Richmond, VA	100	100	N/A	N/A
Chickasaw Trails Shopping Center	Orlando, FL	100	100	100	N/A
Circuit City - Cary	Cary, NC	100	100	N/A	N/A
Circuit City - Rome	Rome, GA	100	100	N/A	N/A
Circuit City - Vero Beach	Vero Beach, FL	100	100	N/A	N/A
Circuit City Plaza	Orlando, FL	94	100*	N/A	N/A
Citrus Hills	Citrus Hills, FL	97	91*	100*	N/A
City Crossing	Warner Robins, GA	96	100*	N/A	N/A
Clayton Corners	Clayton, NC	92*	97*	N/A	N/A
Colonial Bardmoor Center	Largo, FL	88	N/A	N/A	N/A
Columbia Promenade	Kissimmee, FL	99	93*	98*	N/A
Columbiana Station	Columbia, SC	98	98	N/A	N/A
Comp USA Retail Center	Newport News, VA	100	100	N/A	N/A
Commonwealth Center II	Midlothian, VA	94*	N/A	N/A	N/A
Concord Crossing	Concord, NC	100	N/A	N/A	N/A
Conway Plaza	Orlando, FL	100	99	100*	97*
CostCo Plaza	White Marsh, VA	100	N/A	N/A	N/A
Countryside	Naples, FL	85	85	85	97
Cox Creek Centre	Florence, AL	100	100*	N/A	N/A
Creeks at Virginia Center	Glen Allen, VA	99	N/A	N/A	N/A
Creekwood Crossing	Bradenton, FL	55	100	96	N/A

		June 30,	December 31,
		2003	2002	2001	2000
Property	Location	(%)	(%)	(%)	(%)
Crystal Springs	Crystal River, FL	100	100*	N/A	N/A
Denbigh Village Center	Newport News, VA	60	N/A	N/A	N/A
Douglas Pavilion	Douglasville, GA	100	100	100*	N/A
Downtown Short Pump	Richmond, VA	96*	N/A	N/A	N/A
Duvall Village	Bowie, MD	96*	100*	N/A	N/A
East Hanover Plaza	East Hanover, NJ	100	N/A	N/A	N/A
Eckerd's #3912 Concord	Concord, NC	100	100	N/A	N/A
Eckerd's #3937 Tega Cay	Tega Cay, FL	100	100	N/A	N/A
Eckerd's #8049 Woodruff	Woodruff, SC	100	100	N/A	N/A
Eckerd's #0234R Marietta	Marietta, GA	100	N/A	N/A	N/A
Eckerd's #0963R Arapaho	Richardson, TX	100	N/A	N/A	N/A
Eckerd's #2320R Highway 124	Snellville, GA	100	N/A	N/A	N/A
Eckerd's #2506R Marsh	Carrolton, TX	100	N/A	N/A	N/A
Eckerd's #3072R David Blvd.	N. Richland Hills, TX	100	N/A	N/A	N/A
Eckerd's #3152R Lake Worth	Lake Worth, TX	100	N/A	N/A	N/A
Eckerd's #3169R River Oaks	River Oaks, TX	100	N/A	N/A	N/A
Eckerd's #3192R W. Gentry	Tyler, TX	100	N/A	N/A	N/A
Eckerd's #3338 S. Orange	Kissimmee, FL	100	N/A	N/A	N/A
Eckerd's #3350 N.MLK	Oklahoma City, OK	100	N/A	N/A	N/A
Eckerd's #3363 Sycamore	Ft. Worth, TX	100	N/A	N/A	N/A
Eckerd's #3449 Lawrenceville	Lawerenceville, GA	100	N/A	N/A	N/A
Eckerd's #3528 Parker	Plano, TX	100	N/A	N/A	N/A
Eckerd's #3924 Perry Creek	Raleigh, NC	100	N/A	N/A	N/A
Eckerd's #0444R S. Enota	Gainesville, GA	100	N/A	N/A	N/A
Eckerd's #5018 Millersport	Getzville, NY	100	N/A	N/A	N/A
Eckerd's #5661 Broadway.	Buffalo, NY	100	N/A	N/A	N/A
Eckerd's #5786 Central	Dunkirk, NY	100	N/A	N/A	N/A
Eckerd's #5797 Gennessee.	Cheektowaga, NY	100	N/A	N/A	N/A
Eckerd's #6007 Route 119	Connellsville, PA	100	N/A	N/A	N/A
Eckerd's #6036 Route 51	Pittsburgh, PA	100	N/A	N/A	N/A
Eckerd's #6040 Route 22 & Center	Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6043 Monroeville.	Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6062 Eastway Plaza	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6089 Route 22 & Cove	Weirton, WV	100	N/A	N/A	N/A
Eckerd's #6095 Old Freeport	Cheswick, PA	100	N/A	N/A	N/A
Eckerd's #6172 Washington.	Newcastle, PA	100	N/A	N/A	N/A
Eckerd's #6193 26th & Parade	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6199 26th & Sterrettania.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6257 Peach	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6286 12th	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6334 6th	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6392 Route. 130	Irwin, PA	100	N/A	N/A	N/A
Eckerd's #6695 Route 286	Pittsburgh, PA	100	N/A	N/A	N/A
Eckerd's #0818R 2706 Jacksboro	Ft. Worth, TX	100	N/A	N/A	N/A
Eckerd's #0862R 3601 Jacksboro	Wichita Falls, TX	100	N/A	N/A	N/A
Eckerd's #0943R Buckingham	Richardson, TX	100	N/A	N/A	N/A
Eckerd's #0968R Southwest	Wichita Falls, TX	100	N/A	N/A	N/A
Eckerd's #0980R Main Street	The Colony, TX	100	N/A	N/A	N/A

		June 30,	December 31,
		2003	2002	2001	2000
Property	Location	(%)	(%)	(%)	(%)
Eckerd's #1232 Blackstock	Spartanburg, SC	100	100	N/A	N/A
Eckerd's #6379 Greenville	Greenville, SC	100	100	100	N/A
Eckerd's #8036 Piedmont	Piedmont, NC	100	N/A	N/A	N/A
Eckerd's #1095 Pine Street	Spartanburg, SC	100	100	100	N/A
Eckerd's Gaffney	Gaffney. SC	100	N/A	N/A	N/A
Edgewater Town Center	Edgewater, NJ	96	N/A	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	98*	97*	91*	N/A
Fayetteville Pavilion	Fayetteville, NC	100	100*	100*	N/A
Flamingo Falls	Pembroke Pines, FL	97	N/A	N/A	N/A
Forest Hills Centre	Wilson, NC	100*	97*	N/A	N/A
Forestdale Plaza	Jamestown, NC	88*	85*	N/A	N/A
Fountains	Plantation, FL	72	N/A	N/A	N/A
Gateway Mall	St. Petersburg, FL	95	90	83	98
Gateway Plaza, Jacksonville	Jacksonville, NC	96*	96*	N/A	N/A
Gateway Plaza II, Conway	Conway, SC	96*	96*	N/A	N/A
Glenmark Shopping Center	Morgantown, WV	90*	N/A	N/A	N/A
Golden Gate Shopping Center	Greensboro, NC	95	90	N/A	N/A
Goldenrod Groves	Winter Park, FL	91	90	N/A	N/A
Goody's Shopping Center	Augusta, GA	100	N/A	N/A	N/A
Hairston Crossing	Decatur, GA	98	100*	N/A	N/A
Hampton Point	Taylors, SC	100	100	N/A	N/A
Harundale Plaza	Glen Burnie, MD	100*	97*	N/A	N/A
Heritage Pavilion	Smyrna, GA	100	N/A	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	100	100*	N/A	N/A
Hiram Pavilion	Hiram, GA	95	N/A	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	100	100	100	N/A
Jones Bridge Square	Norcross, GA	100	96*	N/A	N/A
Just for Feet - Augusta	Augusta, GA	100	100	N/A	N/A
Just for Feet - Covington	Covington, LA	100	100	N/A	N/A
Just for Feet - Daytona	Daytona Beach, FL	100	100	100	N/A
Killearn Shopping Center	Tallahassee, FL	95	N/A	N/A	N/A
K-Mart	Macon, GA	100	100	100	N/A
Lake Olympia Square	Ocoee, FL	100	97	93	95
Lake Walden Square	Plant City, FL	58	94	95	95
Lakeview Plaza	Kissimmee, FL	100	98	N/A	N/A
Lakewood Ranch Gateway	Bradenton, FL	100*	98*	N/A	N/A
Loggerhead Junction (1)	Holmes Beach, FL	68	81	N/A	N/A
Lowe's Home Improvement Center	Warner Robins, GA	100	100	100	N/A
Market Square	Douglasville, GA	96*	N/A	N/A	N/A
Marketplace at Mill Creek	Buford, GA	84*	N/A	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	97	97	N/A	N/A
Meadowmont Village Center	Chapel Hill, NC	66*	76*	N/A	N/A
Melbourne Shopping Center	Melbourne, FL	97	97	N/A	N/A
Merchants Square	Zephyrhills, FL	100	100	100	100
Midway Plaza	Tamarac, FL	69*	N/A	N/A	N/A
Monroe Shopping Center	Monroe, NC	100	N/A	N/A	N/A
Newnan Pavilion	Newnan, GA	98	98	N/A	N/A
North Aiken Bi-Lo Center	Aiken, SC	100	100	N/A	N/A

		June 30,	December 31,
		2003	2002	2001	2000
Property	Location	(%)	(%)	(%)	(%)
North Hill Commons	Anderson, SC	100	N/A	N/A	N/A
Northpoint Marketplace	Boiling Springs, SC	90	90*	N/A	N/A
Oakley Plaza	Asheville, NC	98	N/A	N/A	N/A
Oleander Shopping Center	Wilmington, NC	100	100	N/A	N/A
Overlook at King of Prussia	King of Prussia, PA	100	N/A	N/A	N/A
Paraiso Plaza	Hialeah, FL	96	N/A	N/A	N/A
PETsMART	Fredericksburg, VA	100	100	100	N/A
PETsMART #639 Chattanooga	Chattanooga, TN	100	100	100	N/A
PETsMART #311	Daytona, FL	100	100	100	N/A
Plant City Crossing	Plant City, FL	98*	93*	N/A	N/A
Pleasant Hill Square	Duluth, GA	98	96*	97*	94*
Presidential Commons	Snellville, GA	100	100	N/A	N/A
Publix at Brooker Creek	Palm Harbor, FL	100	N/A	N/A	N/A
Rainbow Foods - Garland	Garland, TX	100	100	N/A	N/A
Rainbow Foods - Rowlett	Rowlett, TX	100	100	N/A	N/A
River Ridge	Birmingham, AL	100	100	N/A	N/A
River Run	Miramar, FL	99*	N/A	N/A	N/A
Riverstone Plaza	Canton, GA	99	99*	N/A	N/A
Rosedale Shopping Center	Huntersville, NC	94*	96*	N/A	N/A
Sand Lake Corners	Orlando, FL	96	99*	97*	N/A
Sandy Plains Village	Roswell, GA	88	N/A	N/A	N/A
Sarasota Pavilion	Sarasota, FL	100	100*	N/A	N/A
Sexton Commons	Fuquay Varina, NC	91*	91*	N/A	N/A
Sharon Green	Cumming, GA	82*	82*	N/A	N/A
Sheridan Square	Dania, FL	95	N/A	N/A	N/A
Shoppes at Citiside	Charlotte, NC	92*	90*	N/A	N/A
Shoppes at Golden Acres	New Port Richey, FL	84	74	N/A	N/A
Shoppes at Lake Dow	McDonough, GA	87	N/A	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	98	100*	N/A	N/A
Shoppes at New Tampa	Wesley Chapel, FL	70*	94*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Wilton Beach, FL	81*	N/A	N/A	N/A
Shops on the Circle	Dothan, AL	96*	96*	N/A	N/A
Skyview Plaza	Orlando, FL	100	100	100	N/A
Sony Theatre Complex	East Hanover, NJ	100	N/A	N/A	N/A
Southlake Pavilion	Morrow, GA	98	99*	100*	N/A
Southlake Shopping Center	Cornelius, NC	98*	97*	N/A	N/A
Springfield Park	Lawerenceville, GA	100	N/A	N/A	N/A
Steeplechase Plaza	Ocala, FL	98	100	100*	N/A
Stonebridge Square	Roswell, GA	100	99	N/A	N/A
Stonecrest Marketplace	Litnonia, GA	98*	N/A	N/A	N/A
Suwannee Crossroads	Suwannee, GA	87*	N/A	N/A	N/A
Sycamore Commons	Matthews, NC	93*	93*	N/A	N/A
Target Super Center	Columbia, SC	100	100	N/A	N/A
Tequesta Shoppes	Tequesta, FL	83*	N/A	N/A	N/A
Town & Country	Knoxville, TN	95	N/A	N/A	N/A
Town Center Commons	Kennesaw, GA	93	93	93	93
Turkey Creek	Knoxville, TN	100	100*	N/A	N/A
Universal Plaza	Lauderhill, FL	96	99*	N/A	N/A

		June 30,	December 31,
		2003	2002	2001	2000
Property	Location	(%)	(%)	(%)	(%)
Valley Park Commons	Hagerston, MD	89	N/A	N/A	N/A
Venture Pointe	Duluth, GA	99	100*	100*	N/A
Village Center	Racine, WI	92*	N/A	N/A	N/A
Village Crossing	Skokie, IL	81*	N/A	N/A	N/A
Village Square at Golf	Boynton Beach, FL	91*	92	N/A	N/A
Wakefield Crossing	Raleigh, NC	88*	98*	N/A	N/A
Walks at Highwood I	Tampa, FL	100*	96*	N/A	N/A
Wards Crossing	Lynchburg, VA	98*	98*	N/A	N/A
West Falls Plaza	West Patterson, NJ	100	N/A	N/A	N/A
West Oaks Plaza	Ocoee, FL	100	95	100*	N/A
Westside Pavilion	Huntsville, AL	83*	N/A	N/A	N/A
Windsor Court	Windsor, CT	100	N/A	N/A	N/A
Woodstock Square	Woodstock, GA	100	100*	99*	N/A
Willoughby Hills	Wickliffe, OH	100	N/A	N/A	N/A

*As part of the purchase of these Properties, we are entitled to receive payments in accordance with the master lease agreements for space, which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreements cover rental payments due for a period from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. The master lease agreements combined with the physical occupancy, results in an economic occupancy range from 62% to 100% at June 30, 2003.

(1) Vacancy rate is net of square footage attributable to corporate office space.

Subsequent Events

We paid distributions of $14,578,151 and $15,399,276 to our stockholders in July and August 2003, respectively.

We issued 4,004,674 Shares of Common Stock from July 1, 2003 through August 8, 2003, resulting in a total of 220,484,431 Shares of Common Stock outstanding. As a result, as of August 8, 2003, subscriptions for a total of 213,696,821 Shares were received resulting in total gross offering proceeds of $2,136,370,654 and an additional 7,647,534 Shares were issued pursuant to the DRP for $72,651,572 of additional gross proceeds. We have repurchased 859,924 Shares through our Share Repurchase Program for $8,093,304. As of August 13, 2003, the Company had received subscriptions for a total of 150,000,000 shares sold from the Second Follow-On Offering, thereby completing that offering.

We acquired the following properties during the period July 1 to August 8, 2003. The respective acquisitions are summarized in the table below.
				Approximate	Gross
Date				Purchase Price	Leasable
Acquired	Property	Type	Year Built	($)	Area (Sq. Ft)	Major Tenants

08/07/03	Bellevue Place Shopping Center	NC	2002/2003	10,882,049	76,778	Bed, Bath & Beyond
	Nashville, TN					Michael's
						PetCo
						Dollar Tree

08/05/03	Camfield Corner	NC	1994/2003	9,350,000	69,880	Bi-Lo Supermarket
	Charlotte, NC					Tire Kingdom

07/25/03	Cascade Market Place	NC	1996/1998	16,800,000	100,134	Staples
	Sterling, VA					Sports Authority

07/17/03	Fayette Pavilion	NC	2000	46,192,670	371,042	Kohl's
	Fayette, GA					Belk
						JoAnn's
						Goody's

07/25/03	Northlake Commons	NC	1987/2003	24,321,186	143,955	Ross
	Palm Beach, FL					Office Main Furniture

07/31/03	Route 22 Retail	NC	1997	18,687,358	110,453	Baby Superstore
	Union, NJ					Circuit City
						The Furniture King

08/08/03	Spring Mall	NC	1995/2001	10,479,451	56,511	Bassett Furniture Direct
	Springfield, VA					Michael's

07/08/03	Turkey Creek Pavilion	NC	2002	9,781,814	82,940	Ross
	Knoxville, TN

07/02/03	Vision Works	SU	1989	1,700,000	6,891	Vision Works
	Plantation, FL

TYPE OF PROPERTY
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Retail Property
D	Development Project

Mortgage debt financings closed for the period July 1, 2003 to August 8, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest & Rate at 6/30/03	Maturity Date	Principal Borrowed ($)
07/25/03	Barrett Pavilion	4.66	8/1/10	44,000,000
07/11/03	Birkdale Village	4.08	8/1/10	48,000,000
07/22/03	Birkdale Village	4.08	8/1/10	7,000,000
07/24/03	Camp Hill Center	4.20	8/1/10	4,300,000
08/05/03	Capital Crossing	4.30	8/1/10	5,478,000
07/17/03	Colonial Bardmoor Center	4.52	8/10/10	9,400,000
07/29/03	Flamingo Falls	4.35	8/1/10	13,200,000
07/25/03	Hiram Pavilion	4.51	8/1/10	25,100,000
07/24/03	Meadowmont Village Center	4.20	8/1/10	13,400,000
07/15/03	Oakley Plaza	4.29	8/11/10	5,175,000
07/22/03	River Run	4.05	8/1/10	6,490,000
08/08/03	Shoppes at New Tampa	4.27	9/1/10	29,350,000
07/24/03	Springfield Park	4.20	8/1/10	5,600,000
07/25/03	Suwannee Crossroads	4.60	8/1/10	6,670,000
07/01/03	Village Crossing	4.73	6/1/10	44,000,000
08/03/03	Westside Pavilion	4.91	9/10/10	10,600,000

We anticipate purchasing or may already have purchased the following properties from unaffiliated third parties. We intend to purchase these properties with our own funds unless noted otherwise; however, we expect to place financing on the properties at a later date.

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)

Cedar Springs Crossing	NC	2001	10,150,000	86,312		Bi-Lo
Spartanburg, SC						Eckerd's
						Dollar Tree

Cortez Plaza	NC	1966/1988	26,800,000	289,100		Publix
Bradenton, FL						Circuit City
						PETsMART
						Burlington Coat Factory

Fayette Pavilion l & II	NC	1995	96,812,000	794,748		Super Wal-Mart
Fayette Pavilion III & lV	NC	2003	33,530,000	248,813		Publix
Fayetteville, GA						Kohl's
						Cinemark
						Belk

Hartsville Crossing Shopping Center	NC	2001	7,384,000	71,120		Cato Dollar Tree
Hartsville, SC

Kensington Place	NC	1998	7,270,000	70,624		Bi-Lo Grocery
Murfreesboro, TN

Largo Towne Center	NC	1991	30,500,000	274,396	(3)	Shoppers Food Warehouse
Largo, MD						Marshall's
						Regency Furniture

Legacy Place	D	To be built	73,480,000	308,500		Linens N Things
Palm Beach Gardens, FL

Lexington Place	NC	To be built	8,397,000	83,167		TJ Maxx
Lexington, SC						Ross

Naugatuck Valley Shopping Center	NC	2001/2003	53,326,000	380,332		Wal-Mart ground lease
Waterbury, CT						Stop & Shop
						Linens 'N Thins
						Bob's Stores

Pointe at Tampa Palms	NC	2003	5,250,000	20,258		Spa Avalon
Tampa, FL

Stockbridge Commons	NC	To be built	11,925,000	79,100		Lowe's Food
Tega Cay, SC

Shoppes at Oliver's Crossing	NC	2003	10,375,000	76,512		Lowe's Foods
Winston Salem, NC

Shoppes at Wendover Village	D	To be built	29,500,000	165,932		Ross
Greensboro, NC						Homegoods
						A.C. Moore

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)
The Summit	NC	2001	85,000,000	341,343		Barnes & Noble
Louisville, KY						Old Navy
						Bed Bath & Beyond

Walgreen's	SU	2000	4,358,000	14,998		Walgreen's
Port Huron, MI

Walk at Highwood Preserve II	NC	To be built	6,577,000	28,427		Boston Market
Tampa, FL

Paradise Portfolio
Paradise Place	NC	To be built	10,873,000	74,620		Publix
West Palm Beach, FL

Paradise Shoppes of Ellenwood	NC	To be built	10,354,000	67,721		Publix
Ellenwood, GA

Paradise Promenade	NC	To be built	12,530,000	70,291		Publix
Davie, FL

Shoppes of Lithia	NC	To be built	14,173,000	79,161		Publix
Brandon, FL

Milt Turner Portfolio
Oak Summit	NC	2003	24,468,000	180,774		Staples
Winston-Salem, NC						Goody's

Squire Wood Village	NC	2003	4,166,000	46,150		Food City
Dandridge, TN

The Crossings	NC	1999	6,879,000	62,278		Goody's
Crossville, TN

Wytheville Commons	NC	2003	20,019,000	150,267		Goody's
Phase I & II		To be built				Dollar Tree
Wytheville, VA						Old Navy

			Estimated
			Purchase Price	Gross
			Including	Leasable
		Year	Expenses	Area
Property	Type	Built	($) (1)	(Sq. Ft.)	Comment	Major Tenants (2)
Colonial Portfolio
Hilliard Rome Road	NC	2001	17,100,000	110,871		Giant Eagle Grocery
Hilliard, OH

Loisdale Center	NC	1999	29,000,000	120,742		Bed Bath & Beyond
Springfield, VA						Circuit City
						Barnes & Noble
						Designer Shoe Warehouse

Waterfront Market	NC	2001/2003	123,500,000	755,313		Lowes Cinemas
Pittsburgh, PA						(Ground Lease)

Principal Net Lease Portfolio
Kroger, Cincinnati, OH	SU	1995/1998	7,653,000	56,634		Kroger
Kroger, Westchester, OH			4,802,000	56,083		Kroger
Kroger, Richardson, TX			6,065,000	59,213		Kroger
Kroger, Grand Prairie, TX			5,963,000	64,522		Kroger
Circuit City, Highlands Ranch, CO			6,101,000	43,480		Circuit City
Circuit City, Olympia, WA			6,105,000	35,776		Circuit City
Circuit City, Culver City, CA			9,353,000	32,873		Circuit City
Wal-Mart, Greenville, SC			17,501,000	200,084		Wal-Mart
Wal-Mart Alliance, OH			16,373,000	200,084		Wal-Mart
Wal-Mart Winston-Salem, NC			19,306,000	204,931		Wal-Mart
Sam's Club, Worcester, MA			15,356,000	107,929		Sam's Club
Lowe's Home Impr. Cullman, AL			9,241,000	101,287		Lowe's Home Improvement
Lowe's Home Impr. Steubenville, OH			11,794,000	130,497		Lowe's Home Improvement
Lowe's Home Impr. Baytown, TX			11,837,000	125,357		Lowe's Home Improvement
Lowe's Home Impr. Katy, TX			12,422,000	131,644		Lowe's Home Improvement

  Our acquisition costs may increase by additional costs, which have not yet been finally determined. We expect any additional costs to be insignificant.
  Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

  Property was acquired between the period of August 9 and August 14, 2003.

Type of Property

NC  Neighborhood and Community Multi-Tenant Retail Shopping Center

SU Single User Property

D Development Project

As of August 8, 2003, we have leases with or intend to acquire properties with an aggregate of 7 tenants that are affiliates of Ahold NV, for which rental income represents 1.9% of the portfolio. Ahold has recently disclosed potentially fraudulent or improper accounting treatment in its food services unit. Ahold also announced $880 million in financial charges that it will be reporting. We continue to monitor the situation although we do not know what impact, if any, these issues at Ahold will have on us.

Impact of Accounting Principles

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" which provides new accounting guidance on when to consolidate a variable interest, as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. As a result of the interpretation, we consolidated the Fountains as an investment property. We have accounted for the remaining fundings issued to borrowers for the development or purchase of investment properties as construction in progress or mortgage receivables, respectively. These receivables are typically secured by the underlying investment property and guarantees of the borrowers. The Company's maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding at June 30, 2003 less amounts paid after the quarter which amounts to approximately $34,500,000.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of June 30, 2003, we owned 65 single-user triple-net leased properties.

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
	2003	2004	2005	2006	2007	Thereafter

Maturing debt:
Fixed rate debt	11,665,563	9,974,977	29,127,208	44,035,195	67,055,505	760,244,477
Variable rate debt	20,000,000	30,699,900	5,000,000	29,337,500	168,006,909	35,975,000

Average interest rate on:
maturing debt:
Fixed rate debt	7.61%	7.93%	7.55%	6.80%	6.74%	5.14%
Variable rate debt	3.19%	3.53%	2.97%	2.96%	2.84%	2.98%

The fair value of our debt approximates its carrying amount.

The principal balance of $289,019,309 or 24% of the Company's mortgages payable at June 30, 2003, have variable interest rates averaging 2.97%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

We paid off or refinanced all of the debt that matured during 2002 and 2003. In the cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing to achieve our strategy objective.

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

PART II Other Information

Item 2. Change in Securities and Use of Proceeds

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-64391), the initial offering on a best efforts basis of 50,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 4,000,000 shares at $9.50 per share pursuant to our DRP 2,000,000 soliciting dealer warrants at $.0008 per soliciting dealer warrants and 2,000,000 shares issuable upon exercise of the soliciting dealer warrants at an exercise price of $12.00 per share. The initial offering commenced on February 11, 1999 and terminated on January 31, 2001. On February 1, 2001 we began the first follow-on offering (SEC File Number 333-50822) with substantially similar conditions as the initial offering. As of August 29, 2002, we sold 50,000,000 shares from the first follow-on offering, thereby completing the second offering. On June 7, 2002, concurrent with the first follow-on offering, we began the second follow-on offering (SEC File Number 333-85666) on a best effort basis of 150,000,000 shares of common stock at $10.00 per share, and up to 12,000,000 shares at $9.50 per share, pursuant to the Company's DRP 6,000,000 soliciting dealer warrants at $.0008 per soliciting dealer warrants and 6,000,000 shares issuable upon exercise of the soliciting dealer warrants at an exercise price of $12.00 per share. As of August 13, 2003, we sold 150,000,000 shares from the Second Follow-On Offering, thereby completing the Second Follow-On Offering.

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

As of June 30, 2003, we have sold the following securities in the second follow-on offering for the following aggregate offering prices:

*	147,516,470	shares on a best efforts basis for $1,471,607,429
*	4,559,121	shares pursuant to the DRP for $43,311,643
*	5,904,606	soliciting dealer warrants for $4,723 and
*	0	shares pursuant to the exercise of soliciting dealer warrants, and repurchased the following securities for the following amount:
*	(550,795)

shares purchased pursuant to the share repurchase program for $5,204,625; for a net total of 151,524,796 shares for $1,509,714,447 of gross offering proceeds from the second follow-on offering as of June 30, 2003.

The net total of shares and gross offering proceeds from all offerings as of June 30, 2003 is 216,459,757 shares for $2,155,903,936. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering. As of June 30, 2003, 8,451,364 soliciting dealer warrants have been issued; and the $6,761 of gross proceeds received for their issuance is not included in the above $2,155,903,936 of gross offering proceeds.

Options to purchase an aggregate of 15,000 shares at an exercise price of $9.05 per share have been granted to the independent directors pursuant to the Independent Director Stock Option Plan. Each director was initially granted options to purchase 3,000 Shares, and subsequently received 500 additional options at each of the four annual meetings. Such options were granted, without registration under the Securities Act of 1933, in reliance upon the exemption from registration in section 4(2) of the Securities Act, as transactions not involving any public offering. None of such options have been exercised. Therefore, no shares have been issued in connection with such options.

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

From February 1, 2001, which was the effective date of the first follow-on offering through August 29, 2002 or first follow-on offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$43,745,069	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	804,490	A
Other expenses paid to non-affiliates	5,312,519	A
Total expenses	$49,862,078

The net offering proceeds to us for the first follow-on offering cumulative period, after deducting the total expenses paid described above, are $457,742,426.

From June 7, 2002, which was the effective date of the second follow-on offering through June 30, 2003 or the second follow-on offering cumulative period, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$136,774,348	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	885,451	A
Other expenses paid to non-affiliates	6,816,671	A
Total expenses	$144,476,470

The net offering proceeds to us for the second follow-on offering cumulative period, after deducting the total expenses paid as described above, are $1,365,237,977. The net offering proceeds for all offerings, after deducting total expenses paid as described above, are $1,944,018,619.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$54,173,816	A
Purchase of real estate	1,292,892,117	A
Acquisition of other businesses	--	A
Repayment of indebtedness	278,893,262	A
Working capital (currently)	141,582,875	E
Temporary investments (currently)	230,850,366	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisition of properties from such affiliates. Pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing accounts.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits

	Exhibit Name	Exhibit Number
	Rule 13a-14(a)/15/d-14(a) Certifications by Chief Executive Officer	31.1
	Rule 13a-14(a)/15/d-14(a) Certifications by Chief Financial Officer	31.2
	Section 1350 Certifications by Chief Executive Officer
	and Chief Financial Officer	32.1

(b)	Reports on Form 8-K:
	The following reports on Form 8-K were filed during the quarter of the period covered by this report.

	Report on Form 8-K dated April 18, 2003
	Item 5 Other Items
	Item 7 Financial Statements and Exhibits
	Reports on Form 8-K dated May 2, 2003
	Item 5 Other Items
	Item 7 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
Chairman and Chief Executive Officer
Date: August 8, 2003

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus
President and Chief Operating Officer
Treasurer and Chief Financial Officer
Date: August 8, 2003