Form 10-Q
period 2003-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2003-11-14
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-64391

Inland Retail Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 (I.R.S. Employer Identification Number)

2901 Butterfield Road (Address of principal executive office)	Oak Brook, Illinois 60523 (Zip Code)

Registrant's telephone number, including area code: 630-218-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes X No ___

As of November 7, 2003 there were 222,682,575 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC
(a Maryland corporation)

INDEX

		Page No.
	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	71

ITEM 4.	CONTROLS AND PROCEDURES	72

	PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	73

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	76
	(a) Exhibits
	(b) Reports on Form 8-K

	Signatures

PART I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

Assets
	September 30,
	2003	December 31,
	(unaudited)	2002
Investment properties:
Land	$866,923,811	$363,767,644
Building and other improvements	2,448,871,248	1,124,824,956
Construction in progress-land	7,684,865	8,090,004
Construction in progress-buildings and other improvements	27,371,330	3,926,855
	3,350,851,254	1,500,609,459

Less accumulated depreciation	(91,230,795)	(40,737,139)

Net investment properties	3,259,620,459	1,459,872,320

Mortgages receivable	24,250,000	100,975,017
Cash and cash equivalents	188,988,078	134,977,144
Restricted escrows	35,685,539	6,872,411
Restricted cash	25,587,383	11,220,834
Investment in securities	7,121,925	6,987,700
Accounts and rents receivable, (net of allowance of
$2,283,208 and $1,024,720 as of September 30, 2003
and December 31, 2002, respectively)	28,866,271	12,831,387
Acquired value of below market leasehold interests, (net of accumulated amortization of $227,312 and $-0- as of September 30, 2003 and
December 31, 2002, respectively)	10,772,688	-
Acquired value of in-place lease intangibles (net of accumulated amortization of $3,818,607 and $1,206,324 as of September 30,
2003 and December 31, 2002, respectively)	100,458,445	13,344,182
Acquired above market lease intangibles (net of accumulated
amortization of $3,498,476 and $953,493 as of September
30, 2003 and December 31, 2002, respectively)	37,912,796	11,371,843
Leasing and loan fees and loan fee deposits (net of accumulated amortization of $4,346,791 and $2,053,066 as of
September 30, 2003 and December 31, 2002, respectively)	21,290,771	6,864,374
Other assets	5,573,737	2,371,147

Total assets	$3,746,128,092	$1,767,688,359
	===========	===========
See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

Liabilities and Stockholders' Equity

September 30,
2003	December 31,
(unaudited)	2002
Liabilities:
Accounts payable	$2,696,948	$483,944
Development payables	7,459,683	2,558,834
Accrued offering costs due to affiliates	171,826	1,309,885
Accrued offering costs due to non-affiliates	7,917	117,540
Accrued interest payable to non-affiliates	3,488,372	1,844,071
Real estate taxes payable	16,338,918	237,366
Distributions payable	15,091,220	8,281,370
Security deposits	6,264,307	2,339,265
Mortgages payable	1,602,804,826	675,621,971
Prepaid rental and recovery income	3,935,717	1,762,106
Note and margin payable	126,757,523	3,402,071
Acquired below market lease intangibles (net of accumulated
amortization of $3,908,782 and $748,287 as of
September 30, 2003 and December 31, 2002, respectively)	36,121,922	9,946,024
Restricted cash liability	25,587,383	11,220,834
Other liabilities	6,701,819	369,523
Due to affiliates	11,649,308	2,515,204

Total liabilities	$1,865,077,689	$722,010,008

Minority interest in partnership	$432,791	$2,000

Commitments and contingencies (Notes 6, 10 and 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 280,000,000 shares authorized,
221,136,183 and 122,313,103 issued and outstanding
at September 30, 2003 and December 31, 2002, respectively	$2,211,362	$1,223,131
Additional paid-in capital (net of costs of offering of $215,148,286 and $125,224,459 at September 30, 2003 and December 31, 2002
respectively, of which $197,190,968 and $111,594,675 was paid
or accrued to Affiliates, respectively)	1,984,166,647	1,091,208,613
Accumulated distributions in excess of net income	(106,687,005)	(45,848,709)
Accumulated other comprehensive gain / (loss)	926,608	(906,684)

Total stockholders' equity	$1,880,617,612	$1,045,676,351

Total liabilities and stockholders' equity	$3,746,128,092	$1,767,688,359
	===========	===========

	See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2003 and 2002
(unaudited)

Three Months	Three Months	Nine Months	Nine Months
Ended	Ended	Ended	Ended
September 30,	September 30,	September 30,	September 30,
2003	2002	2003	2002
Income:
Rental income, net of amortization of above
and below market lease intangibles	$72,279,704	$24,216,410	$171,982,616	$60,548,512
Real estate tax recovery income	7,026,614	2,526,460	17,519,717	6,240,727
Common area cost recovery income	7,598,869	2,730,444	16,607,026	6,399,300
Additional rental income	137,887	96,506	742,286	245,664
Interest and dividend income	1,220,396	1,046,355	4,479,726	1,972,215
Other income, net of realized gain / (loss)
from investment securities	404,342	(354,403)	754,853	390,273

Total income	88,667,812	30,261,772	212,086,224	75,796,691

Expenses:
Professional services to affiliates	11,612	-	25,274	-
Professional services to non-affiliates	671,432	247,576	1,265,290	473,553
General and administrative expenses
to affiliates	574,141	281,114	1,133,771	638,989
General and administrative expenses
to non-affiliates	316,007	106,890	809,190	395,297
Advisor asset management fee	4,336,470	1,446,000	11,030,430	3,293,000
Property operating expenses to affiliates	3,844,038	1,321,136	9,088,215	3,331,829
Property operating expenses to non-affiliates	8,524,803	3,002,486	20,765,358	7,100,259
Real estate tax	7,553,987	2,861,501	18,951,294	6,771,921
Mortgage interest to non-affiliates	17,218,883	5,762,198	39,479,907	15,744,256
Depreciation	21,688,144	7,387,943	50,493,656	18,001,845
Amortization	2,314,053	307,225	5,010,062	1,134,472
Acquisition cost expenses to affiliates	82,293	--	169,619	--
Acquisition cost expenses to non-affiliates	290,217	52,483	915,449	216,911

Total expenses	67,426,080	22,776,552	159,137,515	57,102,332

Net income	$21,241,732	$7,485,220	$52,948,709	$18,694,359

Other comprehensive income:
Unrealized gain / (loss) on investment
securities	$259,087	$(10,808)	$1,833,292	$(643,993)

Comprehensive income	$21,500,819	$7,474,412	$54,782,001	$18,050,366
	=========	=========	=========	=========
Net income per common share, basic and diluted	$.10	$.10	$.29	$.32
	=========	=========	=========	=========
Weighted average number of common shares
outstanding, basic and diluted	220,008,080	77,123,768	182,970,375	58,095,280
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2003
(unaudited)
			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in excess of	Comprehensive
Shares	Stock	Capital	Net Income	Gain/(Loss)	Total
Balance at December 31, 2002	122,313,103	$ 1,223,131	$ 1,091,208,613	($45,848,709)	($906,684)	$ 1,045,676,351

Net income	--	--	--	52,948,709	--	52,948,709
Unrealized gain on investment securities	--	--	--	--	1,833,292	1,833,292
Distributions declared ($.62 per weighted average
number of common shares outstanding,
basic and diluted)	--	--	--	(113,787,005)	--	(113,787,005)
Proceeds from Offering including DRP (net of
Offering costs $89,923,827)	99,453,766	994,539	898,946,447	--	--	899,940,986
Shares repurchased	(630,686)	(6,308)	(5,988,413)	--	--	(5,994,721)

Balance at September 30, 2003	221,136,183	$ 2,211,362	$ 1,984,166,647	$ (106,687,005)	$ 926,608	$ 1,880,617,612
	=========	=========	===========	============	========	===========
See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(unaudited)
September 30,	September 30,
2003	2002
Cash flows from operating activities:
Net income	$52,948,709	$18,694,359
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	50,493,656	18,001,845
Amortization	5,010,062	1,134,472
Amortization of acquired value of below market
leasehold interests	227,312	-
(Gain) loss on sale of investment securities	(59,019)	66,033
Rental income under master leases	5,568,830	940,866
Straight line rental income	(5,148,357)	(1,390,050)
Amortization of above and below market lease intangibles	(615,512)	-
Income from unconsolidated joint venture	-	(190,405)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$1,258,488 and $188,768 for 2003 and 2002, respectively	(10,886,527)	(4,122,842)
Other assets	(3,202,590)	(387,106)
Accrued interest payable to non-affiliates	1,644,301	685,766
Real estate tax payable	16,101,552	7,427,081
Accounts payable	2,213,004	183,299
Prepaid rental and recovery income	2,173,611	644,433
Other liabilities	1,245,296	596,530
Security deposits	3,925,042	741,607
Due to affiliates	9,134,104	1,629,657

Net cash provided by operating activities	$130,773,474	$44,655,545

Cash flows from investing activities:
Restricted escrows	(28,813,128)	(1,911,235)
Purchase of investment securities, net of change in margin account
of ($1,644,548) and ($4,516) for 2003 and 2002, respectively	(1,758,086)	(927,069)
Proceeds from sale of investment securities	1,803,208	512,068
Contribution from minority interest joint venture	1,000,000	-
Distributions to minority interest joint venture	(569,209)	-
Distributions from unconsolidated joint venture	-	190,405
Purchase of investment properties, net	(1,632,386,543)	(400,990,072)
Additions to investment properties	(26,840,095)	(2,810,582)
Acquired value of below market leasehold interests	(11,000,000)	-
Leasing fees	(879,917)	(216,140)
Funding of mortgages receivable	(60,833,398)	(46,268,872)
Proceeds from sale of investment properties	680,063	-

Net cash used in investing activities	$(1,759,597,105)	$(452,421,497)

	See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Consolidated Statements of Cash Flows
(continued)

For the Nine Months Ended September 30. 2003 and 2002
(unaudited)

September 30,	September 30,
2003	2002
Cash flows from financing activities:
Proceeds from offerings	$989,864,813	$549,681,359
Repurchase of shares	(5,994,721)	(1,282,668)
Payment of offering costs	(91,171,509)	(54,511,226)
Proceeds from issuance of debt	886,343,753	345,941,630
Principal payments of debt-balloon	(97,580,450)	(176,345,366)
Principal payments of debt-amortization	(809,961)	(3,099,000)
Proceeds from unsecured line of credit	275,000,000	-
Payoff of unsecured line of credit	(150,000,000)	-
Loan fees and deposits	(15,840,205)	(3,610,447)
Distributions paid	(106,977,155)	(32,210,517)
Net cash provided by financing activities	1,682,834,565	624,563,765

Net increase in cash and cash equivalents	54,010,934	216,797,813

Cash and cash equivalents, at beginning of period	134,977,144	24,534,356

Cash and cash equivalents, at end of period	$188,988,078	$241,332,169
	===========	===========
Supplemental disclosure of cash flow information:

Cash paid for interest, net of $599,075 and $283,421
capitalized and ($320,056) and $-0- amortized premium/discount
at September 30, 2003 and 2002, respectively	$37,835,606	$15,058,490
	===========	===========
Restricted cash	$(14,366,549)	$(7,034,201)
	===========	===========
Restricted cash liability	$14,366,549	$7,034,201
	===========	===========
Supplemental schedule of non-cash investing and
financing activities:
Purchase of investment properties, net	$(1,906,896,903)	$(493,983,010)
Assumption of mortgage debt	132,051,096	86,154,548
Investment in joint venture converted to investment property	-	2,876,869
Conversion of mortgage receivable to investment property	137,558,415	1,100,000
Net change in development payables	4,900,849	3,350,973
Net change in development receivables	-	(489,452)

Cash used to purchase investment properties	$(1,632,386,543)	$(400,990,072)
	===========	===========
Change in other liabilities	$6,332,296	$-
Accrual of lender fees	(5,087,000)	-
Other liabilities, net	$1,245,296	$-
	===========	===========

Distributions payable	$15,091,220	$5,894,159
	===========	===========
See accompanying notes to consolidated financial statements.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
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

(1) Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the "Company") was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina but has now expanded into states east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the "Advisor"), an affiliate of the Company, is the advisor to the Company. On February 11, 1999, the Company commenced an initial public offering (the "Initial Offering"), on a best efforts basis of 50,000,000 shares of common stock ("Shares") at $10 per Share and 4,000,000 Shares at $9.50 per Share which may be distributed pursuant to the Company's Distribution Reinvestment Program ("DRP"). The Company terminated its Initial Offering on January 31, 2001. As of January 31, 2001, the Company had received subscriptions for a total of 13,687,349 Shares resulting in gross proceeds of $136,454,948. The Company began an additional offering on February 1, 2001 (the "First Follow-On Offering") on a best efforts basis. As of August 29, 2002, the Company sold 50,000,000 shares from the First Follow-On Offering resulting in gross proceeds of $497,842,917, thereby completing the second offering. Concurrent with the First Follow-On Offering, the Company began a third offering on June 7, 2002 (the "Second Follow-On Offering") on a best effort basis of 150,000,000 Shares of common stock at $10 per Share and 12,000,000 Shares at $9.50 per Share which may be distributed pursuant to the DRP. As of August 13, 2003, the Company had received subscriptions for a total of 150,000,000 Shares in the Second Follow-On Offering resulting in gross proceeds of $1,496,367,283. In addition, the Company has issued 8,484,669 Shares from all offerings pursuant to the Company's DRP resulting in gross proceeds of $80,604,360. The Initial Offering, the First Follow-On Offering and the Second Follow-On Offering are collectively referred to as the "Offerings". As of September 30, 2003, the Company has repurchased a total of 1,055,835 Shares through the Company's Share Repurchase Program for $9,943,213.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under section 856 through 860 of the Internal Revenue Code of 1986. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company's election to be taxed as a REIT has important consequences because it requires the Company to satisfy certain tests regarding the nature of the revenues it can generate and the distributions that it pays to stockholders. To ensure that the Company qualifies to be taxed as a REIT, the Company determines, on a quarterly basis, that the gross income, asset and distribution tests imposed by the Internal Revenue Code are met. On an ongoing basis, as due diligence is performed by the Company on potential real estate purchases or temporary investment of uninvested capital, the Company determines that the income from the new assets qualifies for REIT purposes.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

Certain reclassifications have been made to 2002 financial statements to conform with the 2003 presentations.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Company's results of operations or financial condition.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS 148 did not have a material effect on the Company's results of operations or financial condition.

In May, 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have a material effect on the Company's results of operations or financial condition.

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

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

The Company capitalizes costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables consist of retainage and other costs incurred and not yet paid pertaining to the development projects. The Company maintained development payables of $7,459,683 and $2,558,834 at September 30, 2003 and December 31, 2002, respectively.

The Company performs impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. The Company's judgment resulted in no permanent impairment at December 31, 2002. As of September 30, 2003, no factors in the December 31, 2002 assumptions have significantly changed; therefore, no impairment is warranted.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

In July 2001, the FASB issued Statement No. 141, ("SFAS 141") "Business Combinations," and Statement No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 141 requires use of the purchase method of accounting for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review for impairment in accordance with SFAS 144. On January 1, 2002, the Company adopted SFAS 141. The adoption of these standards results in the recognition of intangible assets for acquired in-place lease intangibles, acquired above market lease intangibles, and liabilities for acquired below market lease intangibles relating to the Company's real estate acquisitions of approximately $104,277,052, $41,411,272 and $40,030,704, respectively, as of September 30, 2003. For the nine months ended September 30, 2003 the Company recognized upon acquisition, additional intangible assets for acquired in-place leases and above market leases, and liabilities for acquired below market leases of approximately $89,726,546, $29,085,936 and $29,336,393, respectively. The portions of the purchase price allocated to acquired above market leases and acquired below market leases are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market leases was applied as a reduction to rental income of $1,161,280 for the three month period ended September 30, 2003, and $2,544,983 for the nine month period ended September 30, 2003. Amortization pertaining to the liabilities for below market leases was applied as an increase to rental income of $1,450,107 for the three month period ended September 30, 2003, and $3,160,495 for the nine month period ended September 30, 2003.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the expected term of the related leases. The Company incurred amortization expense pertaining to acquired in-place leases of $1,289,966 for the three month period ended September 30, 2003, and $2,612,283 for the nine month period ended September 30, 2003.

As of September 30, 2003, the Company has not allocated any value to customer relationships for the Company already has existing relationships with the majority of the tenants at the acquired properties.

Acquired below market leasehold interest assets are based on the present value of the payments under the ground lease expected to be paid over the non-cancelable lease term. Values assigned to leasehold interests are amortized as an adjustment to ground lease expense, a component of operating expense, resulting in a straight-line ground lease expense over the lease term.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

Offering costs are offset against the stockholders' equity accounts and consist principally of commission, legal, printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

Staff Accounting Bulletin 101, ("SAB 101") "Revenue Recognition in Financial Statements," determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The underlying real estate typically serves as collateral for the notes.

A note may be considered impaired pursuant to criteria established in FASB Statement No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan." Pursuant to SFAS 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered. All cash receipts recognized thereafter are recorded as interest income. Based on the Company's judgment, no impairment was warranted for the periods ended September 30, 2003 and December 31, 2002.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(2) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, all wholly owned subsidiaries, consolidated joint venture investments and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of limited liability companies ("LLCs") for which separate financial records are maintained.

The Consolidated Financial Statements also include the accounts of an investment property for which the Company has funded a mortgage loan. The Company is considered the owner of the property for financial reporting purposes because it effectively has the risks and rewards of ownership as a result of the limited equity provided and the minimal risk of loss to be incurred by the borrower. This relates to the mortgage note receivable funded for the Fountains. On February 18, 2003, the Company entered into an agreement to fund a mortgage note receivable of $53,000,000 which is secured by the Fountains property. Approximately $45,000,000 was funded on that date with the remainder to be funded over the following 12 month period. The note maintains a stated interest rate of 9.5% per annum and matures on August 31, 2004. The note requires monthly interest payments only and a final balloon payment at maturity. The balance outstanding as of September 30, 2003 is $47,102,129.

The Company has a 98.97% ownership interest in, and is the controlling member of the LLC which owns Birkdale Village. Crosland/Pappas Birkdale Holdings, LLC ("Crosland"), which contributed $1,000,000 for a 1.03% ownership interest, is the minority member. Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has approximately a 99% controlling general partner interest of the operating partnership, and the Advisor owns the remaining limited partner common units for which it paid $2,000. The Advisor's limited partner common units are reflected as minority interest in the accompanying Consolidated Financial Statements. The effects of all significant inter-company transactions have been eliminated.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51 which provides new accounting guidance on when to consolidate a variable interest, as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation is applied to the Company no later than the end of the first annual reporting period beginning after December 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. Currently, the Company has accounted for its remaining fundings issued to a borrower as a mortgage receivable. This receivable is secured by the underlying investment property and is funded by an affiliate of the borrower. This receivable had an outstanding balance of $24,250,000 at September 30, 2003, and subsequently the balance was paid in full on October 31, 2003, as further disclosed in note 11.

(3) Transactions with and Services Provided by Affiliates of the Advisor

As of September 30, 2003 and December 31, 2002, the Company had incurred an aggregate of $215,148,286 and $125,224,459, respectively, of offering costs, of which $197,190,968 and $111,594,675 were paid to affiliates of the Advisor. Pursuant to the terms of the Offerings, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings ("Gross Offering Proceeds") or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the Offerings. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $84,990,544 and $79,614,867 for the nine month period ended September 30, 2003 and the year ended December 31, 2002, respectively, of which $171,826 and $1,309,885 were unpaid at September 30, 2003 and December 31, 2002, respectively.

The Advisor and its affiliates are entitled to reimbursement for general and administrative expenses incurred by the Advisor and its affiliates that relate to the Company's administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month periods ended September 30, 2003 and 2002, the Company incurred $973,238 and $281,114, respectively, of general and administrative expenses to the Advisor and its affiliates. Additionally, during the nine month periods ended September 30, 2003 and 2002, the Company incurred $2,498,956 and $638,989, respectively, of these costs, of which $748,138 and $515,204 remained unpaid as of September 30, 2003 and December 31, 2002, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion of mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $80,478 and $33,681 for the three months ended September 30, 2003 and 2002, respectively, and $199,838 and $98,046 for the nine months ended September 30, 2003 and 2002, respectively.

The Advisor has contributed $200,000 to the capital of the Company for which it received 20,000 Shares.

The Company used the services of an affiliate of the Advisor to facilitate the majority of the mortgage financing that the Company obtained on some of the properties purchased. Costs incurred to place new financings are capitalized as loan fees and amortized over the respective loan term. During the nine months ended September 30, 2003 and 2002, the Company paid loan fees totaling $1,592,389 and $450,868, respectively, to this affiliate.

The Company is obligated to pay an advisor asset management fee of not more than 1% of the Company's net asset value. The Company's net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. The Company computes the net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which the sum of the Company's total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's Average Invested Assets for that fiscal year (Average Invested Assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves (the Company will compute the Average Invested Assets by taking the average of these values at the end of each month for which the Company is calculating the fee)), or (ii) 25% of the Company's net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of the Company's assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month periods ended September

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

30, 2003 and 2002, the Company incurred $4,336,470 and $1,446,000, respectively, of asset management fees. Additionally, for the nine month periods ended September 30, 2003 and 2002, the Company incurred $11,030,430 and $3,293,000 of asset management fees, respectively. Aggregate unpaid fees were $11,030,430 and $2,000,000 at September 30, 2003 and December 31, 2002, respectively.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $8,888,377 and $3,233,783 for the nine month periods ended September 30, 2003 and 2002, respectively, and $3,763,560 and $1,287,455 for the three month periods ended September 30, 2003 and 2002, respectively. None remain unpaid at September 30, 2003 and December 31, 2002.

In December 2001 and January 2002, an affiliate of the Company's Advisor guaranteed the mortgage payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. For the nine month period ended September 30, 2002, $56,639 of guarantee fees related to the LLCs had been incurred and paid. All of the respective mortgages payable were paid off in June 2002.

On September 30, 2003, the Company funded a $24,250,000 mortgage note receivable to an affiliate of the Advisor. This mortgage note receivable is secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintains a variable interest rate which is subject to an interest rate floor of 5%. The note requires monthly payments of interest only with a final balloon payment due at maturity, March 30, 2004.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each Independent Director of an option to acquire 3,000 Shares following their becoming a Director and for the grant of additional options to acquire 500 Shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 Shares are exercisable as follows: 1,000 Shares on the date of grant and 1,000 Shares on each of the first and second anniversaries of the date of grant. The initial options will be exercisable at $9.05 per Share. The subsequent options will be exercisable at the fair market value of a Share on the last business day preceding the annual meeting of stockholders. As of September 30, 2003 and December 31, 2002, options to acquire 15,000 and 13,500 Shares of common stock were outstanding, respectively.

In addition to sales commissions, the dealer manager of the Offering, an affiliate of the Advisor, has the right to purchase one soliciting dealer warrant for $.0008 for each 25 Shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of Shares with respect to the Initial and First Follow-On Offerings and the issuance of a maximum of 6,000,000 Soliciting Dealer Warrants to purchase an equivalent number of shares with respect to the Second Follow-On Offering. The dealer manager intends to re-allow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one Share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of September 30, 2003 and December 31, 2002, 8,550,767 and 4,788,966 warrants, respectively, had been issued. At September 30, 2003, these warrants had nominal value and none had been exercised.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $9,562,576 and $3,993,746 as of September 30, 2003 and December 31, 2002, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:
Minimum Lease Payments
2003	$ 237,007,492
2004	299,521,719
2005	285,585,323
2006	270,636,426
2007	250,525,931
Thereafter	1,823,728,813
Total	$3,167,005,704
==========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $5,148,357 and $1,390,050 for the nine months ended September 30, 2003 and 2002, respectively. The related accounts and rents receivable as of September 30, 2003 and December 31, 2002 were $8,735,996 and $3,587,639, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

  Mortgages and Notes Payable

         Mortgages payable consist of the following at September 30, 2003 and December 31, 2002:

         Property as collateral:
	Interest Rate		Balance at
	at 9/30/03	Maturity	September 30,	December 31,
Fixed Rate Mortgages Payable	(%)	Date	2003	2002
440 Commons	4.51	02/2008	$ 9,875,000	$ -
Aberdeen Square	6.25	01/2007	3,670,000	3,670,000
Abernathy Square	6.29	03/2009	13,392,000	13,392,000
Anderson Central (Note 11)	7.63	09/2003	11,000,000	11,000,000
Barrett Pavilion	4.66	08/2010	44,000,000	-
Bass Pro Outdoor World	5.93	08/2009	9,100,000	9,100,000
Birkdale Village	4.08	08/2010	55,000,000	-
Brandon Blvd. Shoppes	6.24	03/2009	5,137,000	5,137,000
Brick Center	4.38	06/2010	10,300,000	-
Camp Hill	4.20	08/2010	4,300,000	-
Capital Crossing	4.30	08/2010	5,478,000	-
Casselberry Commons	7.64	04/2006	8,703,000	8,703,000
Chatham Crossing	4.65	04/2010	2,190,000	-
Chesterfield Crossing	5.50	10/2009	6,380,000	6,380,000
Chickasaw Trails Shopping Center	6.26	11/2006	4,400,000	4,400,000
Circuit City- Cary	4.74	04/2010	3,280,000	-
Circuit City Plaza	5.50	09/2009	6,275,000	6,275,000
Circuit City - Rome	5.50	09/2009	2,470,000	2,470,000
Circuit City - Vero Beach	5.50	09/2009	3,120,000	3,120,000
Circuit City #3338 - Olympia	4.87	10/2010	3,159,640	-
Circuit City # 3345-Highlands Ranch	4.87	10/2010	3,159,640	-
Circuit City #3360 - Culver City	4.87	10/2010	4,812,940	-
City Crossing	4.97	10/2010	10,070,000	-
Clayton Corners	7.25	04/2012	9,850,000	9,850,000
Colonial Promenade Bardmoor Center	4.52	08/2010	9,400,000	-
Columbiana	4.04	05/2010	25,900,000	-
Columbia Promenade	7.61	02/2006	3,600,000	3,600,000
Commonwealth Center	4.39	07/2010	12,250,000	-
Comp USA Retail Center	4.41	04/2010	4,000,000	-
Concord	4.44	06/2010	2,890,000	-
Countryside	6.54	06/2006	4,300,000	4,300,000
Cox Creek Shopping Center	7.09	03/2012	15,144,476	15,251,565
Creeks at Virginia	6.37	08/2012	27,682,048	-
Crystal Springs	6.15	08/2009	4,070,000	4,070,000
Downtown Short Pump	4.90	08/2010	18,480,000	-
Duvall Village	7.04	10/2012	9,367,987	9,476,625
East Hanover	4.69	07/2010	15,725,000	-
Eckerd's- Greenville	6.30	08/2009	1,540,400	1,540,400
Eckerd's- Spartanburg	6.30	08/2009	1,541,600	1,541,600
Eckerd's #0234R- Whitlock	5.05	06/2013	1,161,350	-
Eckerd's #0444R- S. Enota	5.05	06/2013	1,128,600	-

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)
	Interest Rate		Balance at
	at 9/30/03	Maturity	September 30,	December 31,
Fixed Rate Mortgages Payable	(%)	Date	2003	2002
Eckerd's #0943R- Buckingham	5.05	06/2013	$1,338,350	$ -
Eckerd's #0963R- E. Arapaho	5.05	06/2013	1,316,400	-
Eckerd's #818R- 2706 Jacksboro	5.05	06/2013	1,540,000	-
Eckerd's #862R- 3601 Jacksboro	5.05	06/2013	1,203,350	-
Eckerd's # 968- Southwest	5.05	06/2013	1,035,700	-
Eckerd's #0980R-S. Main	5.05	06/2013	1,096,600	-
Eckerd's #2320R- Highway 124	5.05	06/2013	1,271,000	-
Eckerd's #2506R- Marsh	5.05	06/2013	1,177,000	-
Eckerd's #3072R- Davis	5.05	06/2013	1,521,350	-
Eckerd's #3152R-Lake Worth	5.05	06/2013	1,021,500	-
Eckerd's #3169R-River Oaks	5.05	06/2013	1,545,700	-
Eckerd's #3192R- W. Gentry	5.05	06/2013	845,200	-
Eckerd's #3338- S. Orange Blossom Tr.	5.05	06/2013	1,406,800	-
Eckerd's #3350- N. MLK	5.05	06/2013	1,005,100	-
Eckerd's #3363-Sycamore School	5.05	06/2013	941,000	-
Eckerd's #3449-Lawrenceville	5.17	10/2010	1,120,000	-
Eckerd's #3528-W. Parker	5.05	06/2013	1,445,000	-
Eckerd's #5018- Millersport	4.97	02/2010	1,581,660	-
Eckerd's #5661- Broad	4.97	02/2010	1,777,076	-
Eckerd's #5786- Central	4.97	02/2010	905,364	-
Eckerd's #5797- Genessee	4.97	02/2010	1,636,200	-
Eckerd's #6007- Route 119	4.97	02/2010	1,636,200	-
Eckerd's #6036- Route 51	4.97	02/2010	1,636,200	-
Eckerd's #6040- Route 22 & Center	4.94	02/2010	1,910,700	-
Eckerd's #6043- Monroeville	4.97	02/2010	1,636,200	-
Eckerd's #6062- Eastway Plaza	4.94	02/2010	1,418,040	-
Eckerd's #6089- Route 22 & Cove	4.97	02/2010	1,374,408	-
Eckerd's #6095- Old Freeport	4.97	02/2010	1,570,752	-
Eckerd's #6172- Washington	4.94	02/2010	1,636,200	-
Eckerd's #6193- 26th & Parade	4.94	02/2010	1,636,200	-
Eckerd's #6199- 26th & Sterrettainia	4.94	02/2010	1,636,200	-
Eckerd's #6257- Peach	5.18	04/2010	640,000	-
Eckerd's # 6286- 12th	5.18	04/2010	1,601,450	-
Eckerd's # 6334- 6th	4.94	02/2010	1,636,200	-
Eckerd's # 6392- Route 130	4.97	02/2010	1,636,200	-
Eckerd's #6695- Route 286	4.97	02/2010	1,636,200	-
Eckerd's #8036- Piedmont	5.17	10/2010	1,100,000	-
Edgewater Town Center	4.69	06/2010	14,000,000	-
Eisenhower Crossing I	6.09	01/2007	16,375,000	16,375,000
Eisenhower Crossing II	6.12	01/2007	7,425,000	7,425,000
Fayette Pavilion I & II	7.25	11/2019	47,316,990	-
Flamingo Falls	4.35	08/2010	13,200,000	-
Forestdale Plaza	4.91	02/2010	3,319,000	3,319,000
Forest Hills Shopping Center	4.49	03/2010	3,660,000	-
Gateway Market Center	7.94	08/2005	10,425,000	10,425,000
Gateway Plaza II - Conway	4.65	05/2010	3,480,000	-
Gateway Plaza - Jacksonville	4.82	03/2010	6,500,000	-

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)
	Interest Rate		Balance at
	at 09/30/03	Maturity	September 30,	December 31,
Fixed Rate Mortgages Payable	(%)	Date	2003	2002
Glenmark Centre	4.81	10/2008	$7,000,000	$ -
Golden Gate	4.74	04/2010	6,378,550	-
Goldenrod Groves	4.41	04/2010	4,575,000	-
Hairston Crossing	5.99	07/2009	3,655,000	3,655,000
Hampton Point	5.50	10/2009	2,475,000	2,475,000
Harundale Plaza	4.64	04/2010	12,362,000	-
Heritage Pavilion	4.46	07/2009	21,500,000	-
Hillsboro Square	5.50	10/2009	12,100,000	12,100,000
Hiram Pavilion	4.51	08/2010	25,100,000	-
Jones Bridge Plaza	4.38	04/2010	4,350,000	-
Killearn Shopping Center	8.25	01/2004	4,041,377	-
Kmart	6.80	06/2006	4,655,000	4,655,000
Kroger - Cincinnati	4.87	10/2010	3,969,240	-
Kroger - Grand Prairie	4.87	10/2010	3,086,160	-
Kroger - West Chester	4.87	10/2010	2,475,440	-
Lake Olympia Square	8.25	04/2007	5,355,848	5,478,984
Lakeview Plaza	8.00	03/2018	3,613,237	3,613,237
Lake Walden Square	7.63	11/2007	9,599,108	9,699,828
Lowe's #0044- Steubenville	4.87	10/2010	6,060,560	-
Lowe's # 0098- Katy	4.87	10/2010	6,392,760	-
Lowe's #0313- Cullman	4.87	10/2010	4,737,480	-
Lowe's #919-Baytown	4.87	10/2010	6,098,840	-
Lowe's Home Improvement Center	6.80	06/2006	4,845,000	4,845,000
Marketplace at Mill Creek	4.34	05/2010	27,700,000	-
Market Square	7.02	09/2008	8,318,237	-
McFarland Plaza	5.50	09/2009	8,425,000	8,425,000
Meadowmont	4.20	08/2010	13,400,000	-
Melbourne Shopping Center	7.68	03/2009	5,946,995	5,947,967
Merchants Square	7.25	11/2008	3,167,437	3,167,437
Monroe Shopping Center	4.44	06/2010	1,915,000	-
North Aiken Bi-Lo Center	4.64	04/2010	2,900,000	-
Northpoint Marketplace	5.50	09/2009	4,535,000	4,535,000
Oakley Plaza	4.29	08/2010	5,175,000	-
Oleander Shopping Center	7.80	11/2011	3,000,000	3,000,000
Overlook at King of Prussia	4.60	03/2008	30,000,000	-
Paraiso Plaza	4.44	06/2010	5,280,000	-
PETsMART- Chattanooga	7.37	06/2008	1,303,800	1,303,800
PETsMART-Daytona Beach	7.37	06/2008	1,361,200	1,361,200
PETsMART-Fredericksburg	7.37	06/2008	1,435,000	1,435,000
Plant City Crossing	4.70	04/2010	5,900,000	-
Pleasant Hill	7.35	06/2005	17,120,000	17,120,000
Presidential Commons	6.80	12/2007	24,066,555	24,066,555
Presidential Commons	2.50	11/2006	2,000,000	2,000,000
Publix Brooker Creek	7.88	12/2004	4,468,070	-
River Ridge	4.16	04/2008	14,500,000	-
River Run	4.01	08/2010	6,490,000	-
Riverstone Plaza	5.50	09/2009	17,600,000	17,600,000
Rosedale Shopping Center	7.94	06/2011	13,300,000	13,300,000

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)
	Interest Rate		Balance at
	at 09/30/03	Maturity	September 30,	December 31,
Fixed Rate Mortgages Payable	(%)	Date	2003	2002
Route 22 Retail Shopping Center	7.49	01/2008	$11,333,901	$ -
Sand Lake Corners	6.80	06/2008	11,900,000	11,900,000
Sexton Commons	4.50	12/2009	4,400,000	4,400,000
Sharon Greens	6.07	09/2009	6,500,000	6,500,000
Sheridan Square	4.39	06/2010	3,600,000	-
Shoppes at Citiside	4.37	05/2010	5,600,000	-
Shoppes at Lake Mary	4.91	01/2010	6,250,000	6,250,000
Shoppes at New Tampa	4.91	08/2010	10,600,000	-
Shoppes on the Circle	7.92	11/2010	12,120,659	12,200,088
Southlake Shopping Center	7.25	11/2008	7,614,865	7,683,755
Springfield Park	4.20	08/2010	5,600,000	-
Stonecrest Marketplace	4.34	05/2010	19,075,000	-
Suwanee Crossroads	4.60	08/2010	6,670,000	-
Sycamore Commons	5.11	09/2009	20,000,000	20,000,000
Target Center	6.02	08/2009	4,192,000	4,192,000
Tequesta Shoppes Plaza	5.30	10/2010	5,200,000	-
Town and Country	4.70	05/2010	30,900,000	-
Town Center Commons	7.00	04/2006	4,750,000	4,750,000
Valley Park Commons	4.44	04/2010	6,770,000	-
Village Center	4.44	04/2010	13,200,000	-
Village Crossing	4.73	06/2010	44,000,000	-
Walk at Highwood Preserve	5.50	09/2009	13,230,000	13,230,000
Wal-Mart #400A-Alliance	4.87	10/2010	8,450,640	-
Wal-Mart #640- Greenville	4.87	10/2010	9,048,160	-
Wal-Mart #2472- Winston-Salem	4.87	10/2010	10,030,020	-
Wal-Mart / Sam's Club #6649	4.87	10/2010	7,938,480	-
Wakefield Crossing	4.50	12/2009	5,920,000	5,920,000
Wards Crossing	5.50	09/2009	6,090,000	6,090,000
West Falls Plaza	4.69	06/2010	11,075,000	-
West Oaks Towne Center	6.80	06/2006	4,900,000	4,900,000
Westside Centre	4.27	09/2013	29,350,000	-
Willoughby Hills Shopping Center	6.98	06/2018	14,480,310	-
Windsor Court Shopping Center	4.39	06/2010	8,015,000	-
			$1,336,613,100	$ 418,621,041

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)
	Interest Rate		Balance at
	at 09/30/03	Maturity	September 30,	December 31,
Variable Rate Mortgages Payable	(%)	Date	2003	2002
Bartow Marketplace	2.96	09/2006	$ 13,475,000	$ 13,475,000
Boynton Commons	2.97	03/2008	15,125,000	15,125,000
Bridgewater Marketplace	3.03	09/2006	2,987,500	2,987,500
Citrus Hills	2.98	02/2007	3,000,000	3,000,000
Conway Plaza	2.97	06/2005	5,000,000	5,000,000
Creekwood Crossing	4.00	03/2007	11,750,000	11,750,000
Douglasville Pavilion	2.61	07/2007	14,924,000	14,925,000
Douglasville Pavilion	N/A	07/2003	-	1,360,000
Fayetteville Pavilion	2.61	07/2007	15,939,000	15,940,000
Fayetteville Pavilion	N/A	07/2003	-	1,450,000
Fountains	3.06	03/2004	13,999,900	-
Jo-Ann Fabrics	2.97	08/2008	2,450,000	2,450,000
Just For Feet- Augusta	3.06	03/2007	1,668,000	1,668,000
Just For Feet- Covington	3.06	03/2007	1,885,000	1,885,000
Just For Feet- Daytona	3.07	09/2006	2,000,000	2,000,000
Lakewood Ranch	3.17	10/2009	4,400,000	4,400,000
Newnan Pavilion	2.61	07/2007	18,998,243	18,999,243
Newnan Pavilion	N/A	07/2003	-	1,727,128
Sarasota Pavilion	2.94	07/2007	19,000,000	19,000,000
Sarasota Pavilion	2.94	07/2007	2,000,000	2,000,000
Sarasota Pavilion	N/A	07/2003	-	8,850,000
Skyview Plaza	2.91	11/2006	10,875,000	10,875,000
Southlake Pavilion	2.61	07/2007	31,722,316	31,723,316
Southlake Pavilion	N/A	07/2003	-	2,879,393
Steeplechase Plaza	2.81	04/2007	4,651,350	4,651,350
Stonebridge Square	3.06	07/2007	10,900,000	10,900,000
Turkey Creek I	N/A	07/2003	-	1,100,000
Turkey Creek II	2.61	07/2007	12,119,000	12,120,000
Universal Plaza	4.00	04/2007	4,970,000	4,970,000
Venture Pointe	2.61	07/2007	14,474,000	14,475,000
Venture Pointe	N/A	07/2003	-	1,315,000
Woodstock Square	2.93	08/2008	14,000,000	14,000,000
Woodstock Square	3.06	02/2004	6,700,000	-
Total Variable Rate Mortgages Payable			$ 259,013,309	$257,000,930

Total Mortgages Payable before premium from debt
assumed at acquisition and accrual of lender fees			$1,595,626,409	$675,621,971
Net premium from debt assumed at acquisition and
accrual of lender fees, net of amortization			7,178,417	-

Total Mortgages Payable			$1,602,804,826	$675,621,971
			==========	==========
Notes and Margin Payable:
Line of Credit- Key Bank	2.625%	03/2004	$ 125,000,000	$ -
Margin Account			1,757,523	3,402,071

Total Notes and Margin Payable			$ 126,757,523	$ 3,402,071
			==========	==========

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
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

The majority of the Company's loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR plus a spread ranging from 150 to 185 basis points. Fixed-rate loans bear interest based on corresponding treasury instruments plus a spread of 110 to 175 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans may be prepaid with a penalty after specific lockout periods.

During 2002, the Company closed on or assumed debt with a principal amount of $538,604,975 and retired debt in the amount of $176,482,316. The average cost of funds for 2002 was approximately 5.3%. The Company also maintained two lines of credit in the aggregate amount of $64 million, of which no funds were outstanding as of December 31, 2002.

For the nine months ended September 30, 2003, the Company closed on or assumed debt with a principal amount of $920,004,438, net of debt repaid. The average cost of funds at September 30, 2003 was approximately 4.60%. The Company also maintained three lines of credit in the aggregate amount of $264 million, of which $139 million was outstanding as of September 30, 2003. The first line of credit for approximately $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million, of which no funds have been drawn. In addition, a $200 million line of credit was granted for which $125 million was outstanding as of September 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which the Company was in compliance for the reporting period ending September 30, 2003, and does not require specific assets to secure the line.

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

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

The following table shows the debt maturing during the next five years and the respective weighted average interest rate as of September 30, 2003 related to that debt.
	2003	2004	2005	2006	2007	Thereafter
Maturing debt:
Fixed rate debt	$ 11,798,223	$ 11,755,117	$31,043,823	$46,096,084	$ 69,271,531	$1,166,648,322
Variable rate debt	-	145,699,900	5,000,000	29,337,500	168,000,909	35,975,000

Average interest rate on maturing debt:
Fixed rate debt	7.60%	7.83%	7.54%	6.82%	6.76%	4.83%
Variable rate debt	N/A	2.69%	2.97%	2.96%	2.84%	2.98%

The principal balance of $384,013,309 or 22% of the Company's mortgages and notes payable at September 30, 2003, have variable interest rates averaging 2.81%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company paid off or refinanced all of the debt that matured during the year ended December 31, 2002 and the nine months ended September 30, 2003. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

(7)  Mortgages Receivable

On April 29, 2002, the Company funded a $2,475,000 second mortgage note receivable to be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintained a stated interest rate of 10% per annum and had a maturity date of the earlier of May 31, 2003 or the date upon which the property was sold, transferred or conveyed by the borrower. The note required monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments were to be drawn from a reserve the borrower was required to establish. This $268,125 reserve was retained by the Company as a reduction of the principal distributed to the borrower. The note was fully paid in May, 2003, when the Company purchased the shopping center.

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

On March 27, 2003, the Company agreed to fund a first mortgage receivable for $36,000,000 for a shopping center known as Carlisle Commons in Carlisle, Pennsylvania. The note maintained a stated interest rate of 8.446% and matured September 1, 2003. The note required monthly interest payments only and a final balloon payment due at maturity. On September 8, 2003, the Company exercised its option to purchase this property and this mortgage note receivable was applied toward the purchase price of the property.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

(8)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, New Jersey, Ohio, California, Colorado, Washington and Michigan. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The property revenues and net property operations are summarized in the following tables for the nine months ended September 30, 2003 and 2002, along with reconciliation to net income.

	2003	2002
Property and additional rental income	$206,851,645	$73,434,203
Other property operating income	635,355	207,760
Total property operating expenses	(48,804,867)	(17,204,009)
Mortgage interest	(39,479,907)	(15,744,256)

Net property operations	119,202,226	40,693,698

Interest and dividend income	4,479,726	1,972,215
Other income	119,498	182,513
Non property expenses:
Professional services	(1,290,564)	(473,553)
General and administrative	(1,942,961)	(1,034,286)
Acquisition costs expensed	(1,085,068)	(216,911)
Advisor asset management fee	(11,030,430)	(3,293,000)
Depreciation and amortization	(55,503,718)	(19,136,317)
Net Income	$52,948,709	$18,694,359
	=========	========

The following table summarizes property asset information as of September 30, 2003 and December 31, 2002.

	September 30,	December 31,
	2003	2002
Investment properties, net	$3,259,620,459	$1,459,872,320
Non-segment assets	486,507,633	307,816,039
Total assets	$3,746,128,092	$1,767,688,359
	==========	===========

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
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

As of September 30, 2003 and December 31, 2002, warrants to purchase 8,550,767 and 4,788,966 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares. The weighted average numbers of common shares outstanding were 182,970,375 and 70,243,809 for the period ended September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, options to purchase 15,000 and 13,500 shares of common stock, respectively, were outstanding.  These options were not included in the computation of basic or diluted EPS, as the effect is nominal.

(10)  Commitments and Contingencies

On February 18, 2002, the Company entered into a development agreement with an unaffiliated third party to develop a shopping center on 27 acres of land located in Newport Richey, Florida. The center, known as the Shoppes at Golden Acres, will be developed in two phases. Phase I development has commenced and consists of approximately 76,370 square feet of leasable space with total acquisition cost after development expected to be approximately $14,160,000. Total costs incurred for Phase I through September 30, 2003, including land, amounted to $10,836,157, of which $126,605 remained unpaid at September 30, 2003. Phase I was considered substantially completed and placed in service in the fourth quarter of 2002. Phase II development is contingent upon the satisfaction of certain conditions including, but not limited to, a minimum percentage leased and the Company's approval of the Phase II construction budget. Phase II development has commenced and consists of approximately 44,400 square feet of leasable space with total acquisition cost after development expected to be approximately $3,632,000. Total costs incurred for Phase II through September 30, 2003 amounted to $91,989, of which $17,144 remained unpaid at September 30, 2003.

On April 15, 2002, the Company acquired two separate land parcels in order to construct two freestanding retail properties to be leased as Eckerd Drug Stores for approximately 24,700 gross leasable square feet. The land parcels were acquired from an unaffiliated third party for $3,078,261. The Company funded the purchase of the land and the development costs; however, the Company expects to place financing on the properties at a later date. The parcels are located in Concord, North Carolina and Tega Cay, South Carolina. Both stores were considered substantially completed and placed in service the fourth quarter of 2002 and maintain no amounts unpaid at September 30, 2003.

On July 1, 2003, the Company acquired 2.3 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,165,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $3,053,000 for 13,800 gross leasable square feet. The parcel is located in Woodruff, South Carolina. The store was considered substantially completed and placed in service in the fourth quarter of 2002. Total costs incurred through September 30, 2003, including land, amounted to approximately $2,821,000, of which none remained unpaid at September 30, 2003.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

On August 29, 2002, the Company funded a mortgage note receivable of $44,000,000 used by the borrower for the construction of a shopping center known as Westside Centre in Huntsville, Alabama. The note maintained a stated interest rate of 9.25% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, at the time the property was purchased.

On November 19, 2002, the Company agreed to fund a second mortgage note receivable for $7,000,000 to be used by the borrower for the construction of a portion of Westside Centre. The note maintained a stated rate of interest of 9.00% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, when the Company exercised its option to purchase the property. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

On April 9, 2003, the Company agreed to fund a development receivable for $7,104,381 to be used by the borrower for the construction of additional space for Westside Centre, Huntsville, AL. The note maintains a stated interest rate of 9.00% per annum and matures on March 8, 2006. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance at September 30, 2003 was $7,104,381. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

On September 12, 2002, the Company acquired 3.1 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $1,053,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,856,000 for 10,908 gross leasable square feet. The parcel is located in Raleigh, North Carolina, and known as Eckerd-Perry Creek. The store was considered substantially completed and placed in service in the first quarter of 2003. Total costs incurred through September 30, 2003, including land, amounted to approximately $2,729,000, of which none remained unpaid at September 30, 2003.

On October 18, 2002, the Company acquired approximately 14.2 acres of land and simultaneously contracted for the development of a new Publix store and additional shop space. The parcel was acquired from an unaffiliated third party for approximately $800,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total development cost is expected to be approximately $7,373,000 for 62,500 gross leasable square feet. The parcel is located in Tallahassee, Florida, and known as Southwood Plantation. The store was considered substantially completed and placed in service in the third quarter of 2003. Total costs incurred through September 30, 2003, including land, amounted to approximately $8,846,000, which includes $1,107,869 yet to be repaid by the anchor tenant. $1,500,179 of the gross costs incurred remained unpaid at September 30, 2003.

On October 28, 2002, the Company agreed to fund a development receivable for a maximum of $1,295,000 for a tenant build-out at a shopping center known as Southlake Pavilion in Morrow, Georgia. The note maintains a stated interest rate of 9.00% per annum and matures on December 31, 2005. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance of $739,395 at September 30, 2003 is included in construction in progress. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

On November 12, 2002, the Company acquired 9.84 acres of land and simultaneously contracted for the development of a new Publix store and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $2,493,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition costs after development is expected to be approximately $9,038,000 for 77,900 gross leasable square feet. The parcel is located in Tyrone, Georgia and known as Southampton Village. Total costs incurred through September 30, 2003, including land, amounted to approximately $8,494,000 which includes $58,696 yet to be repaid by the anchor tenant. $2,312,080 of the gross costs incurred remained unpaid at September 30, 2003.

On December 18, 2002, the Company agreed to fund a development receivable for a maximum of $2,100,000 for a tenant build-out relating to H.H. Gregg at Southlake Pavilion in Morrow, Georgia. The note maintained a stated interest rate of 9.00% per annum and matures on December, 31 2005. The note required monthly interest payments only and a final balloon payment at maturity. Payments to reduce the outstanding principal were allowed, and additional draws were also possible, as long as the outstanding balance did not exceed $2,100,000. The note receivable was repaid in full on April 7, 2003. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

On December 12, 2002, the Company acquired 15.27 acres of land and simultaneously contracted for the development of a new Publix store and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $3,056,400. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $14,790,000 for 91,165 gross leasable square feet. The parcel is located in Lake Wales, Florida and known as Shoppes on the Ridge. Total costs incurred through September 30, 2003, including land, amounted to approximately $8,442,000 which includes $150,000 yet to be repaid by the anchor tenant. $2,284,769 of the gross cost incurred remained unpaid at September 30, 2003.

On December 23, 2002, the Company acquired 2.6 acres of land and simultaneously contracted for the development of a freestanding retail building to be leased as an Eckerd's Drug Store. The parcel was acquired from an unaffiliated third party for approximately $990,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $2,813,000 for 13,813 gross leasable square feet. The parcel is located in Gaffney, South Carolina. The store was considered substantially completed and placed in service in the second quarter of 2003. Total costs incurred through September 30, 2003, including land, amounted to approximately $2,876,000, of which none remained unpaid at September 30, 2003.

On March 27, 2003, the Company acquired 6.5 acres of land and simultaneously contracted for the development of a new Publix and additional shopping space. The parcel was acquired from an unaffiliated third party for approximately $500,000. The Company funded the purchase of the land and will fund the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $6,818,000 for 43,200 gross leasable square feet. The parcel is located in Watercolor, Florida and known as Watercolor Crossing. Total costs incurred through September 30, 2003, including land, amounted to approximately $4,061,000, which includes $584,969 yet to be repaid by the anchor tenant. $1,115,778 of gross costs incurred remained unpaid at September 30, 2003.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

On June 4, 2003, the Company acquired 9.1 acres of land and simultaneously contracted for the development of a shopping center to be anchored by a Bi-Lo grocery store. The parcel was acquired from an unaffiliated third party for approximately $1,400,000. The Company funded the purchase of the land and the development costs; however, the Company expects to finance the property at a later date. The total acquisition cost after development is expected to be approximately $7,290,000 for 62,527 gross leasable square feet. The parcel is located in Castonia, North Carolina and known as Redbud Commons. Total costs incurred through September 30, 2003, including land, amounted to approximately $3,282,000, which includes $106,693 yet to be repaid by the anchor tenant. $103,128 of the gross costs incurred remained unpaid at September 30, 2003.

On July 10, 2003, the Company had agreed to fund a development receivable for a maximum of $1,589,490 for a tenant build-out at a shopping center known as Turkey Creek II in Knoxville, Tennessee. The note maintains a stated rate of 9.00% per annum and matures on July 8, 2007. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance of $1,205,820 at September 30, 2003 is included in construction in progress. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

On August 15, 2003, the Company agreed to fund a development receivable for a maximum of $3,212,593 for a tenant build-out at a shopping center known as Fayette Pavilion III in Fayetteville, Georgia. The note maintains a stated rate of 9.00% per annum and matures on August 14, 2007. The note requires monthly interest payments only and a final balloon payment due at maturity. The note receivable balance of $202,593 at September 30, 2003 is included in construction in progress. Cash received from the note receivable is considered a reduction in the cost of the underlying real estate.

The Company has committed to various construction obligations as well as lease agreements as a result of the aforementioned development agreements.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the Company's results of operations or financial condition.

(11)  Subsequent Events

The Company paid distributions of $15,091,220 and $15,637,814 to its stockholders in October and November 2003, respectively.

As of November 7, 2003, subscriptions for a total of 213,707,734 Shares were received resulting in total gross offering proceeds of $2,136,479,790. Additionally, 10,148,640 Shares were issued pursuant to the DRP for $96,412,082 of additional gross proceeds. The Company has repurchased 1,173,799 Shares through its Share Repurchase Program for $11,068,978. As a result, the Company issued a net of 1,546,392 Shares of Common Stock from October 1, 2003 through November 7, 2003, resulting in a total of 222,682,575 Shares of Common Stock outstanding.

On October 31, 2003, the $24,250,000 mortgage note receivable due from an affiliate of the Advisor was paid in full to the Company. This mortgage note receivable pertained to the underlying property known as The Shops at Park Place. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The Company earned 5% interest on the note for the period from September 30, 2003 to October 31, 2003 of which no amounts remain unpaid.

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

The Company has acquired the following properties during the period October 1, 2003 to November 7, 2003. The respective acquisitions are summarized in the table below.
				Approximate	Gross
Date				Purchase Price	Leasable
Acquired	Property	Type	Year Built	($)	Area Sq. Ft.	Major Tenants
10/9/2003	Seekonk Town Center Seekonk, MA	SU	2003	11,043,000	80,713	Stop & Shop
10/9/2003	Houston Square Warner Robbins, GA	NC	1994	5,200,000	60,799	Publix
10/14/2003	Bi-Lo at Northside Greenwood, SC	SU	1999	4,050,000	41,581	Bi-Lo
10/14/2003	Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312	Bi-Lo Eckerd's Dollar Tree
10/16/2003	Lexington Place Lexington, SC	NC	2003	8,397,000	83,167	TJ Maxx Ross
10/16/2003	Cortez Plaza Bradenton, FL	NC	1966/1988	26,800,000	289,110	Publix Circuit City PetsMart Burlington Coat Factory
10/20/2003	Manchester Broad Street Manchester, CT	SU	1995	13,100,000	68,509	Stop & Shop
10/23/2003	Plaza Del Paraiso Miami, FL	NC	2003	14,050,000	82,291	Publix
10/23/2003	Shoppes of Lithia Brandon, FL	NC	2003	14,173,000	79,161	Publix
10/23/2003	Paradise Shoppes of Ellenwood Ellenwood, GA	NC	2003	10,354,000	67,721	Publix
10/31/2003	Squire Wood Village Dandridge, TN	NC	2003	4,166,000	46,150	Food City
10/31/2003	Clearwater Crossing Flowery Branch, GA	NC	2003	13,246,000	90,566	Kroger
11/3/2003	Shoppes at Oliver's Crossing Winston- Salem, NC	NC	2003	10,375,000	76,512	Lowe's Foods
11/3/2003	Middletown Village Middletown, RI	NC	2003	18,254,000	96,389	Michaels Linens N' Things Barnes & Noble

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping
SU	Single User Retail Property

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

Mortgage debt and financings closed for the period October 1, 2003 through November 7, 2003, are detailed in the list below:

Date		Annual Interest	Maturity	Principal
Funded	Mortgage Payable	Rate %	Date	Borrowed ($)
10/01/03	Bi Lo Shelmore	4.73	10/01/08	6,350,000
10/03/03	Bi Lo Asheville	5.16	11/01/10	4,235,000	(1)
10/03/03	Bi Lo Southern Pines	5.16	11/01/10	3,950,000	(1)
10/03/03	Bi Lo Sylvania	5.16	11/01/10	2,420,000	(1)
10/07/03	Midway Plaza	4.91	11/01/10	15,638,289
10/08/03	Shoppes of Paradise Point	5.12	10/11/10	6,420,000
10/17/03	Cortez Point	7.15	07/01/12	16,827,599
10/17/03	Turkey Creek Phase II	5.23	11/01/10	7,050,000
10/17/03	Village Square at Golf	5.23	11/01/10	10,200,000
10/21/03	North Hill Commons	5.24	11/01/10	2,475,000
10/24/03	Carlisle Commons	4.99	11/01/10	21,560,000
11/04/03	CostCo Plaza	4.99	12/01/10	9,255,000
11/04/03	Camfield Corners	5.04	12/01/10	5,150,000
11/04/03	Naugatuck Valley	4.72	12/01/08	28,600,000
11/04/03	Denbigh Village	4.94	12/01/10	11,457,000
11/05/03	Riverdale Plaza	4.25	12/01/07	23,200,000
11/06/03	Cascades Market Place	4.51	12/01/08	9,240,000
11/06/03	Anderson Central	4.94	12/01/10	8,600,000
11/07/03	Manchester Broad Street	4.76	12/01/08	7,205,000

Notes
(1)	There is one loan agreement for these properties for a total of $10,605,000.

The Company anticipates purchasing the following properties from unaffiliated third parties. The Company intends to purchase these properties with their own funds unless noted otherwise, however, the Company expects to place financing on the properties at a later date.

Estimated
			Purchase Price	Gross
		Year	Including	Leasable
Property	Type	Built	Expenses ($) (1)	Area Sq. Ft.	Major Tenants (2)
Archdale Commons Charlotte, NC	NC	To be built	4,202,000	46,017	Bi-Lo (Ground Lease)
CorWest Plaza New Britain, CT	NC	1999-2003	33,000,000	115,011	Super Stop & Shop CVS
Cross Creek Village New Tampa, FL	NC	To be built	10,300,000	63,340	Publix
Crossroads Plaza Lumberton, NJ	NC	2003	18,250,000	90,151	Shops Right Grocery Lowe's
Dorman Center (Phase I & II) Spartanburg, SC	NC	2003/ To be built	50,263,000	386,894	Super Wal-Mart Linens N' Things Pier One Shoe Carnival
Fayette Pavilion IV Fayetteville, GA	NC	2003	33,503,000	248,813	BJ's

Back to Index

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2003
(unaudited)

Estimated
			Purchase Price	Gross
		Year	Including	Leasable
Property	Type	Built	Expenses ($) (1)	Area Sq. Ft.	Major Tenants (2)
Hickory Ridge Shopping Center Hickory, NC	NC	1999	41,900,000	310,360	Super Target (Shadow) Best Buy Kohl's
Hope Valley Farms Shopping Center Durham, NC	NC	2003	18,761,000	115,509	Kroger
Pointe at Tampa Palms Tampa, FL	NC	2003	5,250,000	20,258	Spa Avalon
Stockbridge Commons Tega Cay, SC	NC	To be built	11,925,000	79,100	Lowe's Food
Sycamore Commons Outlot Matthews, NC	NC	2002	2,675,000	9,010	Men's Warehouse
Winslow Bay Moorsville, NC	NC	2003	42,147,000	255,531	Super Target (Shadow) TJ Maxx Pier One

Paradise Portfolio
Paradise Place West Palm Beach, FL	NC	To be built	11,977,000	74,620	Publix
Paradise Promenade Davie, FL	NC	To be built	13,673,000	70,291	Publix

Milt Turner Portfolio
Oak Summit Winston-Salem, NC	NC	2003	24,468,000	180,774	Staples Goody's
Wytheville Commons Phase I & II Wytheville, VA	NC	2003 To be built	20,019,000	150,267	Goody's Dollar Tree Old Navy

Continental Portfolio
Hilliard Rome Road Hilliard, OH	NC	2001	17,100,000	110,871	Giant Eagle Grocery
Loisdale Center Springfield, VA	NC	1999	29,000,000	120,742	Bed Bath & Beyond Circuit City Barnes & Noble Designer Shoe Warehouse
Waterfront Market Pittsburgh, PA	NC	2001/2003	123,500,000	755,313	Lowe's Cinemas (Ground Lease)

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Property

Comment
(1)	The Company's acquisition costs may increase by additional costs, which have not yet been finally determined. The Company expects any additional costs to be insignificant.
(2)	Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

Back to Index

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)
(12) Investment Properties
	Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
440 Commons Jersey City, NJ	$ 9,875,000	$ 5,809,968	$ 12,235,860	$ (161,498)	$ 5,809,968	$ 12,074,362	$ 17,884,330	$ 154,742	1997	05/03
Aberdeen Square Boynton Beach, FL	3,670,000	1,948,473	4,768,166	(110,166)	1,948,473	4,658,000	6,606,473	349,688	1990	10/01
Abernathy Square Atlanta, GA	13,392,000	8,054,652	16,076,111	(161,088)	8,054,652	15,915,023	23,969,675	1,158,701	1983/1994	12/01
Acworth Avenue Acworth, GA	-	959,257	1,875,198	(16,162)	959,257	1,859,036	2,818,293	148,764	2001	12/00
Anderson Central Anderson, SC	11,000,000	2,219,839	13,642,727	(411,841)	2,219,839	13,230,886	15,450,725	998,281	1999	11/01
Barrett Pavilion Kennesaw, GA	44,000,000	20,032,828	60,149,900	(5,882)	20,032,828	60,144,018	80,176,846	786,938	1994-1998	05/03
Bartow Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	78,338	6,098,178	18,386,609	24,484,787	2,615,792	1995	09/99
Bellevue Place Shopping Center Nashville, TN	-	1,694,111	9,189,722	(115,796)	1,694,111	9,073,926	10,768,037	27,461	2002/2003	08/03
Bi-Lo - Asheville Asheville, NC	-	1,358,196	6,368,469	(226,746)	1,358,196	6,141,723	7,499,919	86,589	2003	05/03
Bi-Lo - Shelmore Mt. Pleasant, SC	-	2,280,531	9,555,354	(89,898)	2,280,532	9,465,455	11,745,987	135,853	2002	05/03
Bi-Lo - Southern Pines Southern Pines, NC	-	1,652,015	6,474,861	(100,202)	1,652,015	6,374,659	8,026,674	112,850	2002	04/03
Birkdale Village Charlotte, NC	55,000,000	7,354,553	89,055,809	(3,773,346)	7,354,554	85,282,462	92,637,016	1,122,911	2002/2003	05/03
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,128)	8,698,353	21,782,244	30,480,597	3,270,468	1998	07/99
Brandon Blvd. Shoppes Brandon, FL	5,137,000	1,894,787	7,587,323	(87,717)	1,894,787	7,499,606	9,394,393	537,356	1994	11/01
Brick Center Plaza Brick, NJ	10,300,000	3,187,625	16,263,625	76,476	3,187,625	16,340,101	19,527,726	213,938	1999	05/03
Bridgewater Marketplace Orlando, FL	2,987,500	783,493	5,221,618	(62,782)	783,493	5,158,836	5,942,329	746,132	1998	09/99
Camfield Corners Charlotte, NC	-	1,755,931	7,582,629	(1,659,262)	1,755,931	5,923,367	7,679,298	20,451	1994	08/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Camp Hill Harrisburg, PA	$ 4,300,000	$ 1,126,880	$ 6,659,326	$ (45,129)	$ 1,126,880	$ 6,614,197	$ 7,741,077	$ 185,701	1978/2002	01/03
Capital Crossing Raleigh, NC	5,478,000	2,394,055	7,590,288	(326,664)	2,394,055	7,263,624	9,657,679	166,027	1995	02/03
Carlisle Commons Carlisle, PA	-	10,350,000	29,284,699	(9,201,988)	10,350,000	20,082,711	30,432,711	-	2001	09/03
Cascades Marketplace Sterling, VA	-	5,015,795	11,824,398	111,228	5,015,795	11,935,626	16,951,421	92,419	1996-1998	07/03
Casselberry Commons Casselberry, FL	8,703,000	6,702,658	11,191,912	329,551	6,702,658	11,521,463	18,224,121	1,793,253	1973/1998	12/99
Chatham Crossing Siler City, NC	2,190,000	971,620	2,992,100	(87,352)	971,620	2,904,748	3,876,368	85,171	2002	12/02
Chesterfield Crossings Richmond, VA	6,380,000	2,791,620	8,190,130	569,625	2,791,620	8,759,755	11,551,375	509,560	2000	06/02
Chickasaw Trails Shopping Center Orlando, FL	4,400,000	1,723,260	6,907,737	(108,193)	1,723,260	6,799,544	8,522,804	533,460	1994	08/01
Circuit City Plaza Orlando, FL	6,275,000	3,756,672	7,761,404	(111,424)	3,756,672	7,649,980	11,406,652	408,708	1999	07/02
Citrus Hills Citrus Hills, FL	3,000,000	841,567	5,185,586	115,899	841,567	5,301,485	6,143,052	359,846	1994/2003	12/01
City Crossing Warner Robins, GA	10,070,000	1,893,133	12,750,925	1,141,620	2,074,054	13,711,624	15,785,678	369,472	2001	11/02
Clayton Corners Clayton, NC	9,850,000	1,615,060	13,379,346	(519,307)	1,615,060	12,860,039	14,475,099	504,491	1999	11/02
Colonial Promenade Bardmoor Center Largo, FL	9,400,000	8,745,733	8,405,232	(506,912)	8,745,733	7,898,320	16,644,053	180,554	1991	02/03
Columbia Promenade Kissimmee, FL	3,600,000	1,483,737	5,956,206	(6,206)	1,483,737	5,950,000	7,433,737	658,128	2000	01/01
Columbiana Station Columbia, SC	25,900,000	7,486,111	39,128,619	(824,794)	7,486,111	38,303,825	45,789,936	1,089,436	1999	12/02
Commonwealth Center Richmond, VA	12,250,000	4,509,455	17,768,396	456,929	4,509,455	18,225,325	22,734,780	418,091	2002	02/03
Comp USA Retail Center Newport News, VA	4,000,000	2,261,885	5,062,238	(67,105)	2,261,885	4,995,133	7,257,018	183,098	1999	11/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Concord Crossing Concord, NC	$ 2,890,000	$ 816,686	$ 4,513,910	$ 232,817	$ 816,686	$ 4,746,727	$ 5,563,413	$ 108,554	1994	02/03
Conway Plaza Orlando, FL	5,000,000	2,215,324	6,332,434	328,743	2,215,324	6,661,177	8,876,501	983,586	1985/1999	02/00
CostCo Plaza White Marsh, MD	-	6,472,771	10,383,803	(389,962)	6,472,772	9,993,840	16,466,612	88,927	1987/1992	06/03
Countryside Naples, FL	4,300,000	1,117,428	7,478,173	28,044	1,117,428	7,506,217	8,623,645	1,112,768	1997	10/99
Cox Creek Shopping Center Florence, AL	15,144,476	4,256,549	14,974,285	(147,980)	4,256,549	14,826,305	19,082,854	574,217	2001	09/02
Creeks at Virginia Center Richmond, VA	27,682,048	8,125,000	31,332,730	920,639	8,125,000	32,253,369	40,378,369	564,100	2002	04/03
Creekwood Crossing Bradenton, FL	11,750,000	6,376,185	17,239,607	(214,023)	6,376,185	17,025,584	23,401,769	1,285,026	2001	11/01
Crystal Springs Shopping Center Crystal Springs, FL	4,070,000	1,064,112	6,413,838	(132,598)	1,064,112	6,281,240	7,345,352	369,403	2001	04/02
Denbigh Village Newport News, VA	-	6,371,122	14,483,694	171,571	6,371,122	14,655,265	21,026,387	144,537	1998/2003	06/03
Douglasville Pavilion Douglasville, GA	14,924,000	6,540,781	20,836,192	(537,482)	6,540,781	20,298,710	26,839,491	1,218,004	1998	12/01
Downtown Short Pump Richmond, VA	18,480,000	8,045,152	25,470,041	3,001,676	8,045,152	28,471,717	36,516,869	560,018	2000	03/03
Duvall Village Bowie, MD	9,367,987	4,000,000	9,045,904	(601,037)	4,000,000	8,444,867	12,444,867	316,232	1998	12/01
East Hanover Plaza East Hanover, NJ	9,280,000	2,769,561	14,542,979	(153,009)	2,769,561	14,389,970	17,159,531	188,435	1994	05/03
Edgewater Town Center Edgewater, NJ	14,000,000	7,288,957	19,741,150	(1,223,133)	7,288,957	18,518,017	25,806,974	242,534	2000	05/03
Eisenhower Crossing I & II Macon, GA	23,800,000	7,487,472	35,804,354	(658,887)	7,487,472	35,145,467	42,632,939	2,507,347	2001/2002	11/01 03/02
Fayette Pavilion I & II Fayetteville, GA	47,316,990	21,500,410	67,020,852	(18,109,894)	21,500,410	48,910,958	70,411,368	-	1995	09/03
Fayette Pavilion III Fayetteville, GA	-	6,199,616	40,108,028	(5,370,011)	6,199,616	34,738,017	40,937,633	202,380	2000-2002	07/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Fayetteville Pavilion Fayetteville, NC	$ 15,939,000	$ 7,114,584	$ 19,783,655	$ 471,612	$ 7,446,420	$ 19,923,431	$ 27,369,851	$ 1,320,702	1998/2001	12/01
Flamingo Falls Pembroke Pines, FL	13,200,000	5,935,273	18,010,465	(255,711)	5,935,273	17,754,754	23,690,027	290,640	2001	04/03
Forest Hills Shopping Center Wilson, NC	3,660,000	1,582,094	5,093,270	(62,148)	868,647	5,744,569	6,613,216	250,769	1989	09/02
Forestdale Plaza Jamestown, NC	3,319,000	1,262,754	5,407,118	(142,899)	1,262,754	5,264,219	6,526,973	257,308	2001	08/02
Fountains (NR) Plantation, FL	13,999,900	15,920,000	28,492,462	(613,211)	15,920,000	27,879,251	43,799,251	626,085	1989	02/03
Gateway Market Center St. Petersburg, FL	10,425,000	6,351,847	14,576,808	214,644	6,351,847	14,791,452	21,143,299	1,669,419	1999/2000	09/00
Gateway Plaza II- Conway Conway, SC	3,480,000	912,466	5,382,247	(113,857)	912,466	5,268,390	6,180,856	156,708	2002	12/02
Gateway Plaza - Jacksonville Jacksonville, NC	6,500,000	2,906,103	8,959,217	1,131,285	2,906,103	10,090,502	12,996,605	363,674	2000/2001	11/02
Glenmark Centre Morgantown WV	7,000,000	4,128,488	8,853,200	77,490	4,128,488	8,930,690	13,059,178	132,092	1999/2000	04/03
Golden, Gate Greensboro, NC	6,378,550	3,644,643	6,899,915	855,763	3,644,643	7,755,678	11,400,321	268,501	1962/2002	10/02
Goldenrod Groves Orlando, FL	4,575,000	3,048,044	6,128,605	861,517	3,048,044	6,990,122	10,038,166	216,674	1985/1998	10/02
Goody's Shopping Center Augusta, GA	-	441,167	1,610,064	(25,380)	441,167	1,584,684	2,025,851	22,177	1999	05/03
Hairston Crossing Decatur, GA	3,655,000	1,066,527	5,563,132	(27,873)	1,066,527	5,535,259	6,601,786	373,148	2001/2002	02/02
Hampton Point Taylors, SC	2,475,000	1,072,903	3,453,395	4,327	1,072,903	3,457,722	4,530,625	178,545	1993	05/02
Harundale Plaza Glen Burnie, MD	12,362,000	9,869,539	14,882,463	(766,486)	9,869,539	14,115,977	23,985,516	467,847	1999	11/02
Heritage Pavilion Smyrna, GA	21,500,000	11,492,051	28,521,372	(243,675)	11,492,051	28,277,697	39,769,748	337,196	1995	05/03
Hillsboro Square Deerfield Beach, FL	12,100,000	6,157,134	12,828,066	2,171,943	5,780,000	15,377,143	21,157,143	807,911	1978/2002	06/02
Hiram Pavilion Hiram, GA	25,100,000	9,258,950	27,528,110	(1,034,460)	9,258,950	26,493,650	35,752,600	260,219	2001/2002	05/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Jones Bridge Plaza Norcross, GA	$ 4,350,000	$ 1,791,065	$ 5,734,426	$ 327,395	$ 1,885,398	$ 5,967,488	$ 7,852,886	$ 204,518	1999	11/02
Kensington Place Murfreesboro, TN	-	1,562,444	5,604,571	(717,703)	1,562,444	4,886,868	6,449,312	16,019	1998	08/03
Killearn Shopping Center Tallahassee, FL	4,041,377	2,733,696	8,211,799	(59,847)	2,733,696	8,151,952	10,885,648	106,697	1980	05/03
Lake Olympia Square Ocoee, FL	5,355,848	2,567,471	7,306,483	2,662	2,562,471	7,314,145	9,876,616	1,145,442	1995	09/99
Lake Walden Square Plant City, FL	9,599,108	3,006,662	11,549,586	238,143	3,006,662	11,787,729	14,794,391	2,115,918	1992	05/99
Lakeview Plaza Kissimmee, FL	3,613,237	842,077	5,345,819	(95,541)	842,077	5,250,278	6,092,355	165,027	1998	12/02
Lakewood Ranch Bradenton, FL	4,400,000	3,426,105	6,067,556	(232,171)	3,426,105	5,835,385	9,261,490	213,186	-	11/02
Largo Towne Center Upper Marlboro, MD	-	15,947,501	14,999,720	(6,874,369)	15,947,501	8,125,351	24,072,852	23,421	1991	08/03
Logger Head Junction Sarasota, FL	-	344,321	320,738	(14,646)	344,321	306,092	650,413	21,308	1980/1984	02/02
Market Square Douglasville, GA	8,318,237	2,309,461	10,595,333	1,464,347	2,400,000	11,969,141	14,369,141	287,578	1974/1990	01/03
Marketplace at Mill Creek Buford, GA	27,700,000	14,457,044	35,660,892	(862,817)	14,457,044	34,798,075	49,255,119	746,214	2002/2003	02/03
McFarland Plaza Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	(293,933)	2,325,039	12,639,633	14,964,672	651,941	1999	07/02
Meadowmont Village Center Chapel Hill, NC	13,400,000	2,948,143	23,860,318	(1,373,272)	2,948,143	22,487,046	25,435,189	680,485	2002	12/02
Melbourne Shopping Center Melbourne, FL	5,946,995	2,382,330	7,459,634	738,816	2,382,330	8,198,450	10,580,780	474,249	1999	04/02
Merchants Square Zephyrhills, FL	3,167,437	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	855,918	1993	06/99
Midway Plaza Tamarac, FL	-	9,126,646	17,731,321	(671,956)	9,126,646	17,059,365	26,186,011	212,899	1985	05/03
Naugatuck Valley Shopping Center Waterbury CT	-	18,043,400	32,408,987	(5,994,224)	18,043,400	26,414,763	44,458,163	98,994	2003	08/03
Newnan Pavilion Newnan, GA	18,998,243	8,560,550	24,553,440	760,199	8,987,539	24,886,650	33,874,189	1,309,390	1998/2002	03/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
North Aiken Bi-Lo Center Aiken, SC	$ 2,900,000	$ 660,000	$ 5,156,040	$ (95,807)	$ 660,000	$ 5,060,233	$ 5,720,233	$ 183,692	2002	11/02
North Hill Commons Anderson, SC	-	736,586	3,804,359	(28,854)	736,586	3,775,505	4,512,091	56,370	2000/2003	05/03
Northlake Commons Palm Beach Gardens, FL	-	6,542,129	15,100,982	(1,977,618)	6,542,129	13,123,364	19,665,493	83,127	1987/2003	07/03
Northpoint Marketplace Spartanburg, SC	4,535,000	809,351	7,459,725	(365,718)	809,351	7,094,007	7,903,358	378,116	2001	05/02
Oakley Plaza Ashville, NC	5,175,000	2,013,562	7,455,436	(833,741)	2,013,562	6,621,695	8,635,257	165,945	1988	02/03
Oleander Shopping Center Wilmington, NC	3,000,000	794,912	4,425,726	(121,373)	794,912	4,304,353	5,099,265	250,361	1989	05/02
Overlook at King of Prussia King of Prussia, PA	30,000,000	32,402,117	24,643,324	(3,753,683)	32,402,117	20,889,641	53,291,758	551,346	2002	02/03
Paraiso Plaza Hialeah, FL	5,280,000	2,789,414	6,692,059	46,973	2,789,414	6,739,032	9,528,446	153,793	1997	02/03
Plant City Crossing Plant City, FL	5,900,000	2,660,804	8,218,061	(346,975)	2,660,804	7,871,086	10,531,890	232,019	2001	11/02
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(234,177)	4,805,830	29,292,128	34,097,958	3,684,708	1997/2000	05/00
Presidential Commons Snellville, GA	26,066,555	9,001,185	36,030,481	(712,012)	9,001,185	35,318,469	44,319,654	1,118,243	2000	11/02
Publix Brooker Creek Palm Harbor, FL	4,468,070	2,931,581	5,787,185	10,917	2,950,000	5,779,683	8,729,683	113,227	1994	02/03
River Ridge Birmingham, AL	14,500,000	6,487,314	20,004,535	(399,824)	6,487,314	19,604,711	26,092,025	638,892	2001	11/02
River Run Miramar, FL	6,490,000	2,791,260	8,847,053	(90,770)	2,791,260	8,756,283	11,547,543	143,515	1989	04/03
Riverdale Shops West Springfield, MA	-	13,521,437	28,533,164	(5,346,214)	13,521,437	23,186,950	36,708,387	72,658	1985/2003	08/03
Riverstone Plaza Canton, GA	17,600,000	5,672,769	26,270,288	(557,720)	5,672,769	25,712,568	31,385,337	1,489,291	1998	04/02
Rosedale Shopping Center Huntersville, NC	13,300,000	2,913,676	16,630,071	(123,549)	2,913,676	16,506,522	19,420,198	591,686	2000	11/02
Route 22 Retail Shopping Center Union, NJ	11,333,901	6,307,155	12,746,894	(4,048,734)	6,307,155	8,698,160	15,005,315	56,740	1997	07/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Sand Lake Corners Orlando, FL	$ 11,900,000	$ 6,091,246	$ 16,164,600	$ (105,878)	$ 6,091,246	$ 16,058,722	$ 22,149,968	$ 1,625,046	1998/2000	05/01
Sandy Plains Village Roswell, GA	-	4,615,446	13,440,022	600,777	4,615,446	14,040,799	18,656,245	171,175	1978/93/95	05/03
Sarasota Pavilion Sarasota, FL	21,000,000	17,273,845	24,826,101	(277,297)	17,273,845	24,548,804	41,822,649	1,508,722	1999	01/02
Sexton Commons Fuquay Varina, NC	4,400,000	799,852	7,223,004	(189,448)	799,852	7,033,556	7,833,408	370,387	2001/2002	08/02
Sharon Greens Cumming, GA	6,500,000	3,593,247	9,468,907	117,461	4,225,167	8,954,448	13,179,615	491,858	2001	05/02
Sheridan Square Dania, FL	3,600,000	2,425,266	5,160,970	23,126	2,425,266	5,184,096	7,609,362	118,514	1991	02/03
Shoppes at Citiside Charlotte, NC	5,600,000	2,009,614	7,696,077	229,657	2,009,614	7,925,734	9,935,348	239,258	2002	12/02
Shoppes at Lake Dow McDonough, GA	-	1,304,456	9,709,675	(115,752)	1,304,456	9,593,923	10,898,379	94,495	2002	06/03
Shoppes at Lake Mary Lake Mary, FL	6,250,000	3,618,581	7,521,439	(41,734)	3,618,581	7,479,705	11,098,286	323,109	2001	08/02
Shoppes at New Tampa Wesley Chapel, FL	10,600,000	6,007,635	13,187,920	459,862	6,007,635	13,647,782	19,655,417	397,445	2002	12/02
Shoppes at Paradise Pointe Ft Walton Beach, FL	-	2,147,867	9,443,556	(189,185)	2,147,867	9,254,371	11,402,238	124,934	1987/2000	05/03
Shoppes of Golden Acres Newport Richey, FL	-	3,900,000	6,930,734	69,750	3,900,000	7,000,484	10,900,484	310,580	2002	02/02
Shoppes on the Circle Dothan, AL	12,120,659	1,544,088	13,468,413	41,644	1,544,088	13,510,057	15,054,145	485,843	2000	11/02
Skyview Plaza Orlando, FL	10,875,000	7,460,820	13,871,448	776,400	7,460,820	14,647,848	22,108,668	1,146,938	1994/1998	09/01
Sony Theatre Complex East Hanover, NJ	6,445,000	4,503,167	7,564,572	(118,012)	4,503,167	7,446,560	11,949,727	97,498	1993	05/03
Southlake Pavilion Morrow, GA	31,722,316	7,830,718	48,545,944	6,195,746	8,872,212	53,700,196	62,572,408	2,997,843	1996/2001	12/01
Southlake Shopping Center Cornelius, NC	7,614,865	3,633,377	9,999,573	(119,199)	3,633,377	9,880,374	13,513,751	353,109	2001	11/02
Southwood Village Plantation Tallahassee, FL	-	960,000	6,778,230	-	960,000	6,778,230	7,738,230	-	2003	10/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Spring Mall Center Springfield, VA	$ -	$ 2,585,438	$ 7,896,018	$ (1,658,032)	$ 2,585,438	$ 6,237,986	$ 8,823,424	$ 20,342	1995/2001	08/03
Springfield Park Lawrenceville, GA	5,600,000	1,980,202	8,943,936	879,233	1,980,202	9,823,169	11,803,371	242,852	1992/2000	01/03
Steeplechase Plaza Ocala, FL	4,651,350	1,554,810	7,092,510	361,748	1,618,271	7,390,797	9,009,068	515,412	1993	12/01
Stonebridge Square Roswell, GA	10,900,000	4,582,728	14,946,585	576,644	4,976,080	15,129,877	20,105,957	792,201	2001/2002	06/02
Stonecrest Marketplace Lithonia, GA	19,075,000	7,463,134	27,278,964	2,197,031	7,463,134	29,475,995	36,939,129	674,883	2002	02/03
Suwanee Crossroads Suwanee, GA	6,670,000	2,481,318	9,586,230	(42,465)	2,481,318	9,543,765	12,025,083	220,582	2002	02/03
Sycamore Commons Matthews, NC	20,000,000	7,995,359	30,188,891	(370,095)	7,995,359	29,818,796	37,814,155	1,619,395	2001/2002	07/02
Target Center Columbia, SC	4,192,000	1,994,642	5,677,919	(93,846)	1,994,642	5,584,073	7,578,715	358,630	2002	04/02
Tequesta Shoppes Plaza Tequesta, FL	5,200,000	2,898,918	8,539,792	192,041	2,898,918	8,731,833	11,630,751	231,913	1986	01/03
Town & Country Knoxville, TN	30,900,000	-	39,266,338	523,350	-	39,789,688	39,789,688	474,256	1985/87/97	05/03
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,262)	3,293,792	6,319,573	9,613,365	1,049,726	1998	07/99
Turkey Creek I Knoxville, TN	12,119,000	3,973,419	17,788,597	9,147,936	5,808,013	25,101,939	30,909,952	1,342,845	2001	01/02
Universal Plaza Lauderhill, FL	4,970,000	3,571,566	6,300,870	(620,803)	3,571,566	5,680,067	9,251,633	423,220	2002	01/02
Valley Park Commons Hagerstown, MD	6,770,000	1,822,018	9,495,115	(90,777)	1,822,018	9,404,338	11,226,356	184,411	1993	03/03
Venture Pointe Duluth, GA	14,474,000	10,878,572	15,654,530	185,203	10,878,571	15,839,734	26,718,305	958,135	1996	12/01
Village Center Mt. Pleasant, WI	13,200,000	5,511,994	18,474,755	(935,857)	5,511,994	17,538,898	23,050,892	329,424	2002/2003	03/03
Village Crossing Skokie, IL	44,000,000	24,379,852	45,063,466	571,327	24,379,852	45,634,793	70,014,645	598,192	1989	05/03
Village Square at Golf Boynton Beach, FL	-	4,536,806	14,000,584	(294,298)	4,536,806	13,706,286	18,243,092	452,138	1983/2002	11/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Rental	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Wakefield Crossing Raleigh, NC	$ 5,920,000	$ 2,151,750	$ 8,642,715	$ (291,757)	$ 2,151,750	$ 8,350,958	$ 10,502,708	$ 473,644	2001	08/02
Walk at Highwoods Preserve Tampa, FL	13,230,000	7,423,113	16,575,476	(548,308)	7,423,113	16,027,168	23,450,281	832,879	2001	07/02
Ward's Crossing Lynchburg, VA	6,090,000	2,661,733	8,438,070	(212,462)	2,661,733	8,225,608	10,887,341	553,530	2001	06/02
West Falls Plaza West Paterson, NJ	11,075,000	4,108,712	16,871,205	(96,704)	4,108,712	16,774,501	20,883,213	219,691	1995	05/03
West Oaks Towne Center Ocoee, FL	4,900,000	4,514,559	6,706,310	26,853	4,514,559	6,733,163	11,247,722	680,259	2000	03/01
Westside Centre Huntsville, AL	29,350,000	11,568,840	34,446,710	(1,846,151)	11,568,840	32,600,559	44,169,399	522,129	2002	04/03
Willoughby Hills Shopping Center Willoughby Hills, OH	14,480,310	9,485,217	28,219,486	(546,748)	9,485,217	27,672,738	37,157,955	270,418	1985	06/03
Windsor Court Shopping Center Windsor Court CT	8,015,000	4,315,529	10,323,403	(73,672)	4,315,529	10,249,731	14,565,260	234,066	1993	02/03
Woodstock Square Atlanta, GA	20,700,000	5,516,733	22,079,359	(56,068)	5,516,733	22,023,291	27,540,024	1,864,351	2001	06/01

Single-User Retail
BJ'S Wholesale Club Charlotte, NC	-	3,177,864	9,847,625	(139,768)	3,177,864	9,707,857	12,885,721	146,555	2002	05/03
Bass Pro Outdoor World Dania Beach, FL	9,100,000	6,938,145	11,281,774	(187,305)	6,938,145	11,094,469	18,032,614	499,193	1999	06/02
Bank First Winter Park, FL	-	493,607	229,792	(60,032)	493,607	169,760	663,367	-	1990	09/03
Bi-Lo - Sylvania Sylvania, GA	-	221,759	4,185,399	(52,460)	221,759	4,132,939	4,354,698	58,875	2002	05/03
Circuit City - Cary Cary, NC	3,280,000	1,876,188	3,773,564	(33,065)	1,876,188	3,740,499	5,616,687	142,898	2000	09/02
Circuit City - Culver City Culver City CA	4,812,940	3,752,453	5,028,192	(570,471)	3,752,453	4,457,721	8,210,174	-	1995-1998	09/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Circuit City - Highland Ranch Highland Ranch, CO	$ 3,159,640	$ 1,104,114	$ 4,523,515	$ -	$ 1,104,114	$ 4,523,515	$ 5,627,629	$ -	1995-1998	09/03
Circuit City - Olympia Olympia WA	3,159,640	2,594,087	3,038,166	(685,501)	2,594,087	2,352,665	4,946,752	-	1995-1998	09/03
Circuit City-Rome Rome, GA	2,470,000	662,211	3,813,902	(39,889)	662,211	3,774,013	4,436,224	166,248	2001	06/02
Circuit City-Vero Beach Vero Beach, FL	3,120,000	1,985,167	3,663,277	(37,084)	1,985,167	3,626,193	5,611,360	164,732	2001	06/02
Eckerd Drug Store - #0234R Marietta, GA	1,161,350	1,294,035	749,829	(10,059)	1,294,035	739,770	2,033,805	8,616	1995-1997	05/03
Eckerd Drug Store - #0444R Gainesville, GA	1,128,600	892,167	1,093,698	(10,050)	892,167	1,083,648	1,975,815	13,131	1995-1997	05/03
Eckerd Drug Store - #0818R Ft. Worth, TX	1,540,000	729,658	1,961,303	(11,548)	729,658	1,949,755	2,679,413	24,169	1995-1997	05/03
Eckerd Drug Store - #0862R Wichita Falls, TX	1,203,350	206,285	1,880,673	(11,622)	206,285	1,869,051	2,075,336	23,211	1995-1997	05/03
Eckerd Drug Store - #0943R Richardson, TX	1,338,350	815,280	1,538,616	(10,798)	815,280	1,527,818	2,343,098	19,242	1995-1997	05/03
Eckerd Drug Store - #0963R Richardson, TX	1,316,400	801,828	1,510,787	(10,797)	801,828	1,499,990	2,301,818	18,891	1995-1997	05/03
Eckerd Drug Store - #0968R Wichita Falls, TX	1,035,700	172,896	1,663,673	(11,325)	172,896	1,652,348	1,825,244	20,837	1995-1997	05/03
Eckerd Drug Store - #0980R Dallas, TX	1,096,600	706,814	1,210,124	(11,029)	706,814	1,199,095	1,905,909	15,108	1995-1997	05/03
Eckerd Drug Store - #2320R Snellville, GA	1,271,000	1,088,565	1,141,317	(10,579)	1,088,565	1,130,738	2,219,303	14,411	1995-1997	05/03
Eckerd Drug Store - #2506R Dallas, TX	1,177,000	856,764	1,216,273	(11,029)	856,764	1,205,244	2,062,008	15,117	1995-1997	05/03
Eckerd Drug Store - #3072R Richland Hills, TX	1,521,350	979,331	1,683,545	(11,821)	979,331	1,671,724	2,651,055	20,743	1995-1997	05/03
Eckerd Drug Store - #3152R Lake Worth, TX	1,021,500	504,862	1,300,072	(11,622)	504,862	1,288,450	1,793,312	16,194	1995-1997	05/03
Eckerd Drug Store - #3169R River Oaks, TX	1,545,700	771,277	1,933,445	(11,277)	771,277	1,922,168	2,693,445	23,852	1995-1997	05/03
Eckerd Drug Store - #3192R Tyler, TX	845,200	240,041	1,254,843	(12,018)	240,041	1,242,825	1,482,866	17,193	1995-1997	05/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Eckerd Drug Store - #3338 Kissimmee, FL	$ 1,406,800	$ 822,077	$ 1,657,329	$ (11,128)	$ 822,077	$ 1,646,201	$ 2,468,278	$ 21,341	1995-1997	05/03
Eckerd Drug Store - #3350 Oklahoma City OK	1,005,100	312,932	1,462,960	(12,019)	312,932	1,450,941	1,763,873	18,974	1995-1997	05/03
Eckerd Drug Store - #3363 Ft. Worth, FL	941,000	637,241	1,023,651	(11,128)	637,241	1,012,523	1,649,764	12,745	1995-1997	05/03
Eckerd Drug Store - #3449 Lawrenceville, GA	1,120,000	1,175,982	885,258	(10,867)	1,175,982	874,391	2,050,373	10,707	1995-1997	05/03
Eckerd Drug Store - #3528 Plano, TX	1,445,000	1,154,754	1,380,437	(11,640)	1,154,754	1,368,797	2,523,551	16,975	1995-1997	05/03
Eckerd Drug Store - #5018 Amherst NY	1,581,660	856,127	1,948,873	(19,362)	856,127	1,929,511	2,785,638	49,474	2000	01/03
Eckerd Drug Store - #5661 Buffalo NY	1,777,076	959,933	2,184,622	(22,623)	959,933	2,161,999	3,121,932	55,437	2000	01/03
Eckerd Drug Store - #5786 Dunkirk NY	905,364	-	1,720,216	(19,372)	-	1,700,844	1,700,844	43,609	2000	01/03
Eckerd Drug Store - #5797 Cheektowaga NY	1,636,200	1,146,993	2,609,448	(20,951)	1,146,993	2,588,497	3,735,490	66,410	2000	01/03
Eckerd Drug Store - #6007 Connelsville, PA	1,636,200	1,069,666	2,433,833	(18,270)	1,069,666	2,415,563	3,485,229	61,940	1999	01/03
Eckerd Drug Store - #6036 Pittsburgh, PA	1,636,200	1,172,637	2,667,687	(19,181)	1,172,637	2,648,506	3,821,143	67,950	1999	01/03
Eckerd Drug Store - #6040 Monroeville, PA	1,910,700	1,658,487	3,771,081	(22,947)	1,658,487	3,748,134	5,406,621	96,168	1998	01/03
Eckerd Drug Store - #6043 Monroeville, PA	1,636,200	1,011,958	2,302,775	(18,362)	1,011,958	2,284,413	3,296,371	58,577	1999	01/03
Eckerd Drug Store - #6062 Harborcreek, PA	1,418,040	771,094	1,755,759	(18,453)	771,094	1,737,306	2,508,400	44,544	1999	01/03
Eckerd Drug Store - #6089 Weirton, WV	1,374,408	754,218	1,717,431	(19,089)	754,218	1,698,342	2,452,560	43,545	2000	01/03
Eckerd Drug Store - #6095 Cheswick, PA	1,570,752	851,841	1,939,140	(19,452)	851,841	1,919,688	2,771,529	49,222	2000	01/03
Eckerd Drug Store - #6172 New Castle, PA	1,636,200	878,146	1,998,880	(18,453)	878,146	1,980,427	2,858,573	50,780	1999	01/03
Eckerd Drug Store - #6193 Erie, PA	1,636,200	891,033	2,028,147	(17,817)	891,033	2,010,330	2,901,363	51,547	1999	01/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Eckerd Drug Store - #6199 Millcreek, PA	$ 1,636,200	$ 1,138,640	$ 2,590,478	$ (19,687)	$ 1,138,640	$ 2,570,791	$ 3,709,431	$ 65,955	1999	01/03
Eckerd Drug Store - #6257 Millcreek, PA	640,000	-	1,443,819	(18,271)	-	1,425,548	1,425,548	36,549	1999	01/03
Eckerd Drug Store - #6286 Erie, PA	1,601,450	1,280,323	2,912,248	(20,943)	1,280,323	2,891,305	4,171,628	74,180	1999	01/03
Eckerd Drug Store - #6334 Erie, PA	1,636,200	914,751	2,082,011	(17,834)	914,751	2,064,177	2,978,928	52,927	1999	01/03
Eckerd Drug Store - #6392 Penn, PA	1,636,200	900,264	2,049,110	(19,544)	900,264	2,029,566	2,929,830	52,040	2000	01/03
Eckerd Drug Store - #6695 Plum Borough, PA	1,636,200	1,120,237	2,548,682	(18,634)	1,120,237	2,530,048	3,650,285	64,877	1999	01/03
Eckerd Drug Store - Blackstock Spartanburg, SC	-	850,144	1,872,737	(21,726)	850,144	1,851,011	2,701,155	98,875	2002	08/02
Eckerd Drug Store - Concord Concord, NC	-	725,000	1,313,566	134,970	725,000	1,448,536	2,173,536	53,910	2002	04/02
Eckerd Drug Store - Gaffney Gaffney, SC	-	1,038,631	1,335,395	502,447	990,000	1,886,473	2,876,473	17,130	2003	12/02
Eckerd Drug Store - Greenville Greenville, SC	1,540,400	1,470,306	1,357,205	(37,269)	1,470,306	1,319,936	2,790,242	97,736	2001	11/01
Eckerd Drug Store - Perry Creek Raleigh, NC	-	1,010,000	1,784,871	(65,509)	1,010,000	1,719,362	2,729,362	41,644	2003	09/02
Eckerd Drug Store - Piedmont Piedmont, SC	1,100,000	602,021	1,365,882	(14,458)	602,021	1,351,424	1,953,445	30,276	2000	01/03
Eckerd Drug Store - Spartanburg Spartanburg, SC	1,541,600	757,850	2,049,000	(11,062)	757,850	2,037,938	2,795,788	173,708	2001	12/01
Eckerd Drug Store - Tega Cay Tega Cay, SC	-	1,156,000	1,388,212	516,992	1,156,000	1,905,204	3,061,204	65,868	2002	04/02
Eckerd Drug Store - Woodruff Woodruff, SC	-	950,000	1,525,208	346,109	950,000	1,871,317	2,821,317	62,881	2002	07/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Jo-Ann Fabrics Alpharetta, GA	$ 2,450,000	$ 2,217,303	$ 2,693,824	$ -	$ 2,217,303	$ 2,693,824	$ 4,911,127	$ 211,232	2000	06/01
Just for Feet - Augusta Augusta, GA	1,668,000	697,307	2,357,037	(26,284)	697,307	2,330,753	3,028,060	153,282	1999	02/02
Just For Feet - Covington Covington LA	1,885,000	1,218,745	2,228,638	(31,179)	1,218,745	2,197,459	3,416,204	144,250	1999	02/02
Just for Feet - Daytona Daytona Beach, FL	2,000,000	1,651,300	2,249,996	(24,737)	1,651,300	2,225,259	3,876,559	170,317	1998	08/01
K-Mart Macon, GA	4,655,000	1,172,127	7,858,709	-	1,172,127	7,858,709	9,030,836	857,697	2000	02/01
Kroger - Cincinnati Cincinnati, OH	3,969,240	2,414,316	5,016,482	-	2,414,316	5,016,482	7,430,798	-	1995-1998	09/03
Kroger - Grand Prairie Grand Prairie, TX	3,086,160	2,595,970	3,197,398	(238,945)	2,595,970	2,958,453	5,554,423	-	1995-1998	09/03
Kroger - West Chester West Chester, OH	2,475,440	1,202,362	3,467,202	(286,377)	1,202,362	3,180,825	4,383,187	-	1995-1998	09/03
Lowe's Home #0097 Baytown, TX	6,098,840	1,431,799	10,046,223	(1,817,653)	1,431,799	8,228,570	9,660,369	-	1995-1998	09/03
Lowe's Home #0313 Cullman, AL	4,737,480	2,117,928	6,841,675	(1,165,766)	2,117,928	5,675,909	7,793,837	-	1995-1998	09/03
Lowe's #0098 Houston, TX	6,392,760	3,569,405	8,480,530	(1,895,274)	3,569,405	6,585,256	10,154,661	-	1995-1998	09/03
Lowe's Home #0044 Steubenville, OH	6,060,560	2,953,878	8,488,260	(1,734,536)	2,953,878	6,753,724	9,707,602	-	1995-1998	09/03
Lowe's Home Improvement Center Warner Robbins, GA	4,845,000	2,430,841	7,000,513	-	2,430,841	7,000,513	9,431,354	778,272	2000	02/01
Monroe Shopping Center Monroe, NC	1,915,000	714,882	2,833,326	(25,992)	714,882	2,807,334	3,522,216	64,160	1994	02/03
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	-	775,738	2,327,215	3,102,953	187,470	1995	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,348	-	809,449	2,428,348	3,237,797	195,616	1996	04/01

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
PETsMART - Fredricksburg Fredricksburg, VA	$ 1,435,000	$ 852,498	$ 2,557,493	$ -	$ 852,498	$ 2,557,493	$ 3,409,991	$ 206,020	1997	04/01
Rainbow Foods - Garland Garland, TX	-	1,248,572	3,849,672	(93,762)	1,248,578	3,755,904	5,004,482	110,371	1994	11/02
Rainbow Foods - Rowlett Rowlett, TX	-	1,128,295	3,475,459	(89,104)	1,128,295	3,386,355	4,514,650	121,669	1995/2001	11/02
Super Wal-Mart - Alliance Alliance, OH	8,450,640	594,952	15,284,466	(2,052,717)	594,952	13,231,749	13,826,701	-	1995-1998	09/03
Super Wal-Mart - Greenville Greenville, SC	9,048,160	5,215,028	11,755,559	(3,143,887)	5,215,028	8,611,672	13,826,700	-	1995-1998	09/03
Super Wal-Mart - Winston-Salem Winston-Salem, NC	10,030,020	4,703,559	14,017,797	(3,049,363)	4,703,559	10,968,434	15,671,993	-	1995-1998	09/03
Vision Works Plantation, FL	-	1,069,178	662,976	(143,790)	1,069,178	519,186	1,588,364	3,591	1989	07/03
Walgreen's Port Huron, MI	-	1,317,176	3,050,370	4,554	1,317,176	3,054,924	4,372,100	9,907	2000	08/03
Wal-Mart/Sam's Club #6649 Worcester, MA	7,938,480	3,511,900	7,682,862	(295,372)	3,511,900	7,387,490	10,899,390	-	1995-1998	09/03
	$1,595,626,409	$862,960,159	$2,524,650,027	($71,815,127)	$866,923,811	$2,448,871,248	$3,315,795,059	$91,230,795
	==========	==========	===========	==========	==========	===========	==========	========

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Notes to Consolidated Financial Statements September 30, 2003 (unaudited)

Initial Costs	Gross amount at which carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Development Projects	Encumbrance	Land	Improvements	to Basis (A)	Land	Improvements	Total	Depreciation	Constructed	Acquired
Fayette Pavilion III Fayetteville, GA	$ -	$ -	192,295	$ -	$ -	192,295	192,295	$ -	2000-2002	07/03
Fountains Plantation, FL	-	-	1,129,038	-	-	1,129,038	1,129,038	-	1989	02/03
Northlake Commons Palm Beach Gardens, FL	-	640,000	-	-	640,000	-	640,000	-	1987/2003	07/03
Redbud Commons Gastonia, NC	-	1,400,000	1,881,861	-	1,400,000	1,881,861	3,281,861	-	-	06/03
Shoppes on the Ridge Lake Wales, FL	-	2,951,579	5,490,913	-	2,951,579	5,490,913	8,442,492	-	-	12/02
Shoppes of Golden Acres II Newport Richey, FL	-	-	91,989	-	-	91,989	91,989	-	-	02/02
Southampton Village Tyrone, GA	-	2,183,058	6,311,255	-	2,183,058	6,311,255	8,494,313	-	-	11/02
Southlake Pavilion Morrow, GA	-	-	709,806	-	-	709,806	709,806	-	1996/2001	12/01
Turkey Creek II Knoxville, TN	-	-	1,197,847	-	-	1,197,847	1,197,847	-	2001	07/03
Watercolor Crossing Tallahassee, FL	-	510,228	3,550,927	-	510,228	3,550,927	4,061,155	-	-	03/03
Westside Centre Huntsville, AL	-	-	6,815,399	-	-	6,815,399	6,815,399	-	2002	04/03
	$ -	$ 7,684,865	$ 27,371,330	$ -	$ 7,684,865	$ 27,371,330	$ 35,056,195	$ -
	=======	=========	==========	========	=========	==========	==========	==========
(A)

Adjustments to basis include payments received under master lease agreements and adjustments to basis for intangible costs, net of additions to investment properties. As part of several purchases, the Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to two years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The adjustment to basis also includes tangible costs associated with the acquisition of investment properties. Intangible costs reflected as an adjustment to reduce the initial investment costs consists of acquired in-place leases and acquired above market leases. Adjustments for acquired below market leases are reflected as an adjustment to increase the initial cost.

(NR)

The Consolidated Financial Statements include the accounts of this investment property for which the Company funded a mortgage note receivable, which is secured by the underlying property. As a result of the amount funded, the Company is considered the owner of the property for financial reporting purposes because it has been determined that the Company effectively maintains the risks and rewards of ownership due to the limited equity provided and the minimal risk of loss to be incurred by the borrower.

Back to Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the nine month period ended September 30, 2003 to the nine month period ended September 30, 2002. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and in our consolidated financial statement and related notes. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. (See "Cautionary Note Regarding Forward-Looking Statements.")

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington DC 20549. The public may obtain information at the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at "www.sec.gov" that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Many of our properties are located in the southeastern states. During the first nine months of 2003, as throughout the nation, the communities where our properties are located have experienced an economic slowdown. The local southeastern economies have been further impacted by the continued slowdown in airline travel and tourism. We believe that the effects of a continuing economic downturn should be mitigated by the fact that the tenants at our properties, to a large extent, consist of: (1) retailers who serve primary non-discretionary shopping needs, such a grocers and pharmacies; (2) discount chains that can compete well during an economic downturn; and (3) national tenants with strong credit ratings that can withstand a downturn. The length and severity of any economic downturn cannot be predicted. Our operations could be negatively impacted to the extent that an economic downturn is prolonged or becomes more severe. The Kmart bankruptcy may negatively impact three of the four Kmart leased properties. In April 2003, Kmart vacated the space at three of these properties and affirmed the lease at the fourth property. We are currently discussing terms with potential replacement tenants at the three vacated locations as well as the two vacated Rainbow Foods locations. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates previously paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that these bankruptcies will not have a material adverse effect on us. As of September 30, 2003, we have leases with or intend to acquire properties with an aggregate of eighteen tenants that are affiliates of Ahold NV, for which rental income represents 3.2% of the portfolio. Ahold has recently disclosed potentially fraudulent or improper accounting treatment in its food services unit. Ahold also announced $880 million in financial charges that it will be reporting. We continue to monitor the situation although we do not know what impact, if any, these issues at Ahold will have on us. We believe that the diversification of creditworthy tenants provides additional mitigation of risks. As of September 30, 2003 the largest tenant in the portfolio, Publix, comprises approximately 6.1% of the properties' GLA and approximately 4.5% of the properties' rental income.

On September 18, 2003, Hurricane Isabel hit the east coast of the United States. In the five state region directly in the path of the storm we own 32 properties with a total of 4.5 million square feet. Properties that were damaged sustained only minor wind damage to the exterior of some buildings and some landscaping. Other than the expense of preparing for the storm and the clean-up following, there is no major economic effect for us, and no insurance claims were filed.

As of September 30, 2003, our operating partnership owned a portfolio of 232 properties and has agreements with unaffiliated third parties to develop 5 land parcels. Substantially all of the properties in the portfolio are shopping centers located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, Ohio, New Jersey, California, Colorado, Washington, and Michigan, containing an aggregate of approximately 28,439,000 square feet of GLA. As of September 30, 2003, approximately 93% of GLA in the properties was leased.

Back to Index

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

Valuation and Allocation of Investment Property. In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions. The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economic factors, demographics, environment, property location, visibility, age, physical condition and investor return requirements, among others. Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from our judgment, the valuation could be effected.

We allocate the purchase price of each acquired investment property between land, building and improvements, other intangibles (including, acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships. As of September 30, 2003, we have not allocated any value to customer relationships for we already have existing relationships with the majority of tenants at the acquired properties. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to financing terms for similar investment properties currently available in the marketplace. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles. The aggregate value of in-place leases is measured based on the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant.

We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in our analysis include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of lost rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, legal and other related expenses. We also compare each acquired lease intangible at the acquisition date to those generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economic conditions, demographics, location, visibility, age and physical condition of the property.

Whenever events or changes in circumstances indicate that a property's carrying amount may not be recoverable, we conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 or SFAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss.

The valuation and allocation of purchase price, and possible subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding $5,000 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property's classification as an asset to buildings and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when the anchor tenant receives its certificate of occupancy, or when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Acquired in-place leases are amortized over the expected term of the related leases as a component of amortization expense. Leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

A portion of the purchase price allocated to acquired above market leases and acquired below market leases is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market leases of $2,544,983 was applied as a reduction to rental income for the nine month period ending September 30, 2003. Amortization pertaining to the below market leases of $3,160,495 was applied as an increase to rental income for the nine month period ending September 30, 2003. The portion of the purchase price allocated to acquired in-place leases is amortized on a straight-line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place leases of $2,612,283 for the nine month period ending September 30, 2003.

Acquired value of below market leasehold interest assets is based on the present value of the payments under the ground lease expected to be paid over the non-cancelable lease term. Values assigned to leasehold interests are amortized as an adjustment to ground lease expense, a component of operating expense, resulting in a straight-line ground lease expense over the lease term.

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

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period ranging from one to three years. There is no assurance that upon the expiration of the master lease agreements, the valuation factors, assumed by us, pertaining to rent and occupancy will be met. Should the actual results differ from our judgment, the property valuation could be negatively or positively effected.

Valuation of Accounts and Rents Receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amount outstanding, payment history, and financial strength of each tenant, which taken as a whole determines the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the variance could negatively or positively effect revenue.

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

Notes Receivable. We have entered into various notes receivable with unaffiliated third parties. The notes receivable are generally secured by a first mortgage on the underlying real estate, and in some cases by personal guarantees of the borrower. The underlying real estate may be in the process of being developed and leased or may be fully operational. Additionally, we typically enter into options to acquire the underlying real estate subject to certain conditions including lease-up parameters and other due diligence. The classification of such instruments as notes receivable versus investment in real estate is an area that is subjective in nature. We individually evaluate each note receivable to ascertain whether the facts and circumstances that supported our initial classification have changed.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51," which provides new accounting guidance on when to consolidate a variable interest, as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The interpretation requires certain disclosures in the financial statements, issued after January 31, 2003, if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective. Currently, we have accounted for fundings to a borrower as a mortgage receivable. This receivable is secured by the underlying investment property and is funded by an Affiliate of the borrower. This receivable had an outstanding balance of $24,250,000 at September 30, 2003, and the balance was paid in full October 31, 2003.

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

Back to Index

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

Investors should be aware that after a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded by cash flows from operating activities, financings and other external capital resources available to us.

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

Liquidity

Offerings. On February 11, 1999, we commenced an Initial Public Offering on a best efforts basis of up to (i) 50,000,000 shares of common stock to the public at a price of $10.00 per share, (ii) 4,000,000 shares to participants in our distribution reinvestment program or DRP at a price of $9.50 per share, (iii) 2,000,000 soliciting dealer warrants issuable to Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold during the Initial Offering, and (iv) 2,000,000 shares issuable upon the exercise of the soliciting dealer warrants issued during the Initial Offering at a price of $12.00 per share. The Initial Offering terminated on January 31, 2001 and a total of 13,687,349 shares were sold to the public resulting in gross proceeds of $136,454,948. As of January 31, 2001, we had repurchased 60,475 shares for $547,301 pursuant to the Share Repurchase Program ("SRP"). In addition, the Advisor purchased 20,000 shares for $200,000 preceding the commencement of the Initial Offering.

On February 1, 2001, we commenced a Follow-On Public Offering, our First Follow-On Offering, on a best efforts basis of up to (i) 50,000,000 additional shares at a price of $10.00 per share, (ii) 4,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 2,000,000 soliciting dealer warrants, and (iv) 2,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms as in the Initial Offering. The First Follow-On Offering expired on February 1, 2002, but was extended by us to a date no later than February 1, 2003. As of August 29, 2002, we had sold 50,000,000 shares from our First Follow-On Offering resulting in gross proceeds of $497,842,917, and had repurchased 182,318 shares for $1,719,927 pursuant to the SRP, thereby completing the First Follow-On Offering.

On June 7, 2002, concurrent with the First Follow-On Offering, we commenced a Second Follow-On Public Offering on a best efforts basis of up to (i) 150,000,000 additional shares at a price of $10.00 per share, (ii) 12,000,000 additional shares pursuant to the DRP at a price of $9.50 per share, (iii) 6,000,000 soliciting dealer warrants, and (iv) 6,000,000 shares issuable upon exercise of the soliciting dealer warrants, all on substantially the same terms as in the Initial Offering. As of August 13, 2003, we had received subscriptions for a total of 150,000,000 shares sold from the Second Follow-On Offering resulting in gross proceeds of $1,496,367,283 and repurchased 813,042 shares for $7,675,985 pursuant to the Share Repurchase Program, thereby completing the Second Follow-On Offering. Collectively the Initial Offering, First Follow-On Offering and Second Follow-On Offering are referred to as the Offerings.

As of September 30, 2003 and December 31, 2002, subscriptions for a total of 213,707,535 and 119,713,115 shares, respectively, had been received from the public, which include the 20,000 shares issued to the Advisor. In addition, we distributed 8,484,669 and 3,025,137 shares pursuant to our DRP as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 we have repurchased 1,055,835 shares and have issued soliciting dealer warrants to acquire 8,550,767 shares. As a result of such sales and repurchases, we have received a net total of $2,201,526,295 of gross offering proceeds as of September 30, 2003. Our Advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds from the offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the gross offering proceeds. As of September 30, 2003 and December 31, 2002, organizational and offering costs totaling $215,148,286 and $125,224,459, respectively, did not exceed these limitations. These costs did not exceed such limitations upon completion of the Initial Offering, First Follow-On Offering or the Second Follow-On Offering.

As of September 30, 2003, 8,550,767 soliciting dealer warrants were sold to the managing dealer and none of the soliciting dealer warrants have been exercised for shares.

Line of Credit. We also maintain three lines of credit in the aggregate amount of $264 million, of which $139 million was outstanding as of September 30, 2003. The first line of credit for $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million, of which no funds have been drawn. In addition, a $200 million line of credit was granted for which $125 million was outstanding as of September 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which we were in compliance for the reporting period ending September 30, 2003, and does not require specific assets to secure the line.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops.

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of September 30, 2003, we distributed 8,484,669 shares pursuant to the DRP for an aggregate of $80,604,360.

Subject to certain restrictions, the Share Repurchase Program provides existing stockholders with limited interim liquidity by enabling them to sell shares back to us at the following prices:
One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date at $10.00 per share, or a price equal to 10 times our funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares repurchased by us will not be available for resale. As of September 30, 2003, 1,055,835 shares have been repurchased for an aggregate cost of $9,943,213.

Back to Index

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

We believe we can achieve the optimum balance between risk and return to our shareholders by leveraging our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR plus a spread ranging from 150 to 185 basis points. Fixed-rate loans bear interest based on corresponding treasury instruments plus a spread of 110 to 175 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans may be prepaid with a penalty after specific lockout periods.

For the nine months ended September 30, 2003, we closed on or assumed debt with a principal amount of $920,004,438, net of debt repaid. The average cost of funds at September 30, 2003 was approximately 4.60%. We also maintained three lines of credit in the aggregate amount of $264 million, of which $139 million was outstanding as of September 30, 2003. The first line of credit for $14 million is secured by the Fountains investment property while the second line of credit must be secured by individual first mortgages and can be drawn up to a maximum of $50 million, of which no funds have been drawn. In addition, a $200 million line of credit was granted of which $125 million was outstanding as of September 30, 2003. The $200 million line of credit requires the maintenance of financial covenants for which we were in compliance for the reporting period ending September 30, 2003, and does not require specific assets to secure the line.

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

Back to Index

Cash Flows from Operating Activities

Net cash generated from operating activities was approximately $130,773,000 and $44,656,000 for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in net cash provided by operating activities for the nine month period ended September 30, 2003 compared to prior periods is due primarily to the additional rental revenues and income generated from the operations of 201 properties owned at the beginning of the quarter plus 31 properties purchased during the quarter ended September 30, 2003, compared to the rental revenues and income generated from the operations of 63 properties owned for the period ended September 30, 2002 plus 12 properties purchased during the same period.

As of November 7, 2003, we had approximately $145,183,000 available for investment in additional properties and we are considering the acquisition of approximately $511,913,000, in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and funds available under our existing lines of credit, we believe that we will have sufficient resources to acquire these properties.

Cash Flows from Investing Activities

Cash flows used in investing activities was approximately $1,759,597,000 and $452,421,000 for the nine month periods ended September 30, 2003 and 2002, respectively. The cash flows used in investing activities were primarily due to the acquisition of 126 and 36 properties for approximately $1,632,387,000 and $400,990,000 during the nine month periods ended September 30, 2003 and 2002, respectively.

Our investment in securities at September 30, 2003 and 2002 consists principally of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the nine month period ended September 30, 2003 in the amount of approximately $1,758,000 and decreased our margin account by approximately $1,645,000. We purchased investment securities of approximately $927,000 and decreased our margin account by approximately $5,000 for the nine month period ended September 30, 2002.

In 2003, we anticipate incurring construction costs related to several development projects which were in progress as of September 30, 2003 as well as others which will commence in 2003. The expected aggregate costs to be paid related to the projects in process at September 30, 2003 are approximately $45,309,000 of which approximately $31,120,000 had been incurred as of September 30, 2003, which is net of $2,008,000 to be repaid by anchor tenants.

Cash Flows from Financing Activities

Cash provided by financing activities was approximately $1,682,835,000 and $624,564,000 for the nine month periods ended September 30, 2003, and 2002, respectively. We generated proceeds from the sale of shares, net of offering cost and the repurchase of shares, of approximately $892,699,000 and $493,887,000 for the nine month periods ended September 30, 2003, and 2002, respectively. We also generated approximately $886,344,000 and $345,942,000 from the issuance of new mortgages secured by 114 and 38 of our properties for the nine month periods ended September 30, 2003 and 2002, respectively. We paid approximately $106,977,000 and $32,211,000 in dividends to our stockholders for the nine month periods ended September 30, 2003 and 2002, respectively. The increased shares outstanding resulted in the increases in dividends declared for the nine month period ended September 30, 2003. We also used approximately $97,580,000 and $176,345,000 for the paydown of mortgages secured by our properties for the nine month periods ended September 30, 2003, and 2002, respectively.

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

	2003	2004	2005	2006	2007	Thereafter
Maturing debt:
Fixed rate debt	$11,798,223	$ 11,755,117	$31,043,823	$46,096,084	$ 69,271,531	$1,166,648,322
Variable rate debt	-	145,699,900	5,000,000	29,337,500	168,000,909	35,975,000

Average interest rate on maturing debt:
Fixed rate debt	7.60%	7.83%	7.54%	6.82%	6.76%	4.83%
Variable rate debt	N/A	2.69%	2.97%	2.96%	2.84%	2.98%

Approximately $384,013,309 or 22%, of our mortgages and notes payable at September 30, 2003, have variable interest rates averaging 2.81%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of September 30, 2003, interest expense increases by approximately $3,800,000 on an annual basis.

As we continue to acquire properties, matching our capital sources and uses is an important aspect of our business. As of November 7, 2003, we are considering the acquisition of 19 properties and have approximately $145,183,000 in cash available to acquire properties. We believe these funds together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these proposed acquisitions.

Back to Index

Effects of Transactions with Related and Certain Other Parties

Services Provided by our Advisor and its Affiliates. As of September 30, 2003 and December 31 2002, we had incurred $215,148,286 and $125,224,459 of offering costs, of which $197,190,968 and $111,594,675 were paid to affiliates. In accordance with the terms of the offerings, our Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of September 30, 2003 and December 31, 2002, offering costs did not exceed the 5.5% and 15% limitations. Costs did not exceed these limitations upon completion of the Second Follow-On Offering as of September 30, 2003.

Our Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our Advisor and its affiliates relating to the offerings. In addition, an affiliate of our Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $84,990,544 and $79,614,867 for the periods ended September 30, 2003 and December 31 2002, respectively, of which $171,826 and $1,309,885 were unpaid at September 30, 2003 and December 31, 2002.

Our Advisor and its affiliates are entitled to reimbursement for general and administrative expenses of our Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month periods ended September 30, 2003 and 2002, we incurred $973,238 and $281,114 of these costs, respectively. During the nine month periods ended September 30, 2003 and 2002, we incurred $2,498,956 and $638,989 of these costs, respectively, of which $748,138 and $515,204 remained unpaid at September 30, 2003 and December 31, 2002, respectively.

An affiliate of our Advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $199,838 and $98,046 for the nine month periods ended September 30, 2003 and 2002, respectively, and $80,478 and $33,681 for the three month periods ended September 30, 2003 and 2002, respectively.

Our Advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our Advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. For the nine months ended September 30, 2003 and 2002, we paid loan fees totaling $1,592,389 and $450,868, respectively, to this affiliate.

We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1/% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amount by which the sum of our total operating expense, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of : (i) 2% of our average invested assets for that fiscal year. (Average Invested Assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves (we will compute the Average Invested Assets by taking the average of these values at the end of each month for which we are calculating the fee)), or (ii) 25% of our net income, before any additions to or allowance for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month periods ended September 30, 2003 and 2002, we incurred $4,336,470 and $1,446,000, respectively of asset management fees. Additionally, for the nine month periods ended September 30, 2003 and 2002, we incurred $11,030,430 and $3,293,000 of asset management fees, respectively, of which $11,030,430 and $2,000,000 was unpaid at September 30, 2003 and December 31, 2002, respectively.

The property managers, entities owned principally by individuals who are affiliates of our Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $8,888,377 and $3,233,783 for the nine month periods ended September 30, 2003 and 2002, respectively, and $3,763,560 and $1,287,455 for the three month periods ended September 30, 2003 and 2002, respectively. None remained unpaid at September 30, 2003 and December 31, 2002.

Other Related Party Transactions. In December 2001 and January 2002, an affiliate of our Advisor guaranteed the mortgage payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. For the nine month period ended September 30, 2002, $56,639 of guarantee fees related to the LLCs had been incurred and paid. All of the respective mortgages payable were paid off in June 2002.

On September 30, 2003, we funded a $24,250,000 mortgage note receivable to an affiliate of the Advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note required monthly payments of interest only with a final balloon payment due at maturity, March 30, 2004. On October 31, 2003, the $24,250,000 mortgage receivable was paid in full. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. We earned 5% interest on the note for the period from September 30, 2003 to October 31, 2003, of which no amounts remain unpaid.

Back to Index

Result of Operations

General

Selected Financial Data

The following discussion is based primarily on our consolidated financial statements as of September 30, 2003 and December 31, 2002, and for the nine month periods ended September 30, 2003 and 2002. The schedule excludes the following development projects: Fayette Pavilion III, Fountains, Northlake Commons, Redbud Commons, Shoppes of Golden Acres II, Shoppes on the Ridge, Southampton Village, Southlake Pavilion, Turkey Creek II, Watercolor Crossing and Westside Centre.
	Properties Purchased	Square Feet
Quarter Ended	Per Quarter	Acquired	Purchase Price
Mar 31, 1999	None	N/A	N/A
Jun 30, 1999	2	336,746	$ 20,298,291
Sep 30, 1999	5	803,169	80,426,866
Dec 31, 1999	2	302,602	26,490,171
Mar 31, 2000	1	117,723	8,547,758
Jun 30, 2000	1	282,137	34,332,135
Sep 30, 2000	1	231,326	20,928,655
Dec 31, 2000	0	--	--
Mar 31, 2001	4	366,095	37,123,001
Jun 30, 2001	6	525,279	64,513,807
Sep 30, 2001	3	379,569	33,864,561
Dec 31, 2001	14	2,496,876	267,613,756
Mar 31, 2002	9	1,239,771	136,394,927
Jun 30, 2002	15	1,783,398	177,023,351
Sep 30, 2002	12	1,231,910	159,865,654
Dec 31, 2002	31	3,454,085	424,672,664
Mar 31, 2003	43	3,308,027	483,288,138
Jun 30, 2003	52	6,641,837	859,709,103
Sep 30, 2003	31	4,938,151	552,517,348
Total	232	28,438,701	$3,387,610,186
	====	=========	==========

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $171,982,616 for the nine month period ended September 30, 2003 from $60,548,512 for the nine month period ended September 30, 2002. This increase is due primarily to 232 properties owned and operated for the nine month period ended September 30, 2003 compared to 75 properties for the nine month period ended September 30, 2002.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operation expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $17,519,717 from $6,240,727 for the nine month periods ended September 30, 2003 and 2002, respectively. Common area cost recovery income increased to $16,607,026 from $6,399,300 for the nine month periods ended September 30, 2003 and 2002, respectively. Additional rental income increased to $742,286 for the nine month period ended September 30, 2003 from $245,664 for the nine month period ended September 30, 2002. These increases are due primarily to 232 properties owned and operated for the nine month period ended September 30, 2003 compared to 75 properties for the nine month period ended September 30, 2002.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments, investments in securities and mortgage receivables that are held by us. Interest and dividend income increased to $4,479,726 for the nine month period ended September 30, 2003 from $1,972,215 for the nine month period ended September 30, 2002. This results primarily from increases in income and dividends from investment in securities, as well as interest earned on mortgage notes receivable.

Other Income. Other income increased to $754,853 for the nine month period ended September 30, 2003 from $390,273 for the nine month period ended September 30, 2002. The increase is primarily due to the recognized gain on the sale of investment securities and the sale of the Shoppes on the Ridge (formerly Shoppes at Chalet Suzanne) outlot parcel.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $1,265,290 for the nine month period ended September 30, 2003 from $473,553 for the nine month period ended September 30, 2002. This increase results from additional professional services required as we raise capital, acquire properties and grow our portfolio of investment properties.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor record. These expenses increased to $1,133,771 for the nine month period ended September 30, 2003 from $638,989 for the nine month period ended September 30, 2002. This increase results from the additional services required as we grow our portfolio of investment properties. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, postage, and printing costs. These expenses incurred amounted to $809,190 for the nine month period ended September 30, 2003 from $395,297 for the nine month period ended September 30, 2002. The expense results from services required as we grow our portfolio of investment properties.

Property Operating Expenses to Affiliates. Property operating expenses consist of property management fees and mortgage servicing fees. These expenses to affiliates increased to $9,088,215 for the nine month period ended September 30, 2003 from $3,331,829 for the nine month period ended September 30, 2002. This increase is due to the additional properties owned and operated as well as additional servicing fees related to mortgages obtained during the nine month period ended September 30, 2003 as compared to the same period ended September 30, 2002.

Property Operating Expenses to Non Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax, consist of the costs of owning and maintaining shopping centers in the portfolio and include real estate taxes, insurance and maintenance of the building exterior and the parking lots. These expenses to non-affiliates increased to $39,716,652 for the nine month period ended September 30, 2003 from $13,872,180 for the nine month period ended September 30, 2002. This increase is primarily due to 232 properties owned and operated for the nine month period ended September 30, 2003 as compared to 75 properties for the nine month period ended September 30, 2002.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $39,479,907 for the nine month period ended September 30, 2003 from $15,744,256 for the nine month period ended September 30, 2002. This increase is due to the financing of additional properties owned and operated during the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002. The increase in interest expense was partially offset by lower interest on the new fixed rate mortgage loans and the floating rate mortgage loans.

Depreciation. Depreciation expense increased to $50,493,656 for the nine month period ended September 30, 2003 from $18,001,845 for the nine month period ended September 30, 2002. This increase is due to 232 properties owned and operated for the nine month period ended September 30, 2003 as compared to 75 properties for the nine month period ended September 30, 2002.

Amortization. Amortization expense increased to $5,010,062 for the nine month period ended September 30, 2003 from $1,134,472 for the nine month period ended September 30, 2002. This increase is primarily the result of acquisition activity and the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized.

Back to Index

Additional Information

In the ordinary course of business, some of our tenants have announced that they have filed for bankruptcy or commercial financial restructuring. Under bankruptcy laws, tenants have the right to affirm or reject their leases with us. If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property. If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or affirm their lease at the beginning of the bankruptcy process, there is no assurance that the leases will not be rejected in the future. In addition, certain tenants may undergo restructuring and may close some unprofitable stores. Once a space is vacated by a bankrupt or restructured tenant, our policy is to actively attempt to re-lease the available space. Given this policy, and based on our experience, we believe that our reserves against the loss of the rent as a receivable are adequate.

As of September 30, 2003, three tenants individually occupying in excess of 10,000 square feet at seven properties are currently in bankruptcy proceedings and are currently undergoing financial restructuring. None of these tenants individually or in aggregate represents greater than 5% of our space or revenue. We have four separate properties that have leases with Kmart, who has filed for Chapter 11 bankruptcy protection. In April 2003, Kmart vacated the space at three of these properties and affirmed the lease at the fourth property. We are currently discussing terms with potential replacement tenants at the three vacated Kmart locations as well as at the two vacated Rainbow Foods locations. No assurance can be given that we will enter into leases with these potential tenants or that the rental rate will equal or exceed the rates previously paid. Further, we will probably have to spend additional sums of money to modify the space for any new tenants. However, we believe that the bankruptcies will not have a material adverse effect on us.

The table below includes individual tenants which occupy in excess of 10,000 square feet and are currently in bankruptcy proceedings or are currently undergoing financial restructuring, and whose space has not been re-leased.

					Gross
		Bankruptcy/	Square	Annual	Receivable	Reserve	Occupancy
Property Name	Tenant Name	Restructuring	Foot	Rent	at Sep 30, 2003	Balance*	Status
Columbiana Station	Zany Brainy	Bankruptcy	10,600	$ 151,050	$ 72,021	$ 72,021	Vacant (2)
Creekwood Crossing	Kmart	Bankruptcy	103,015	875,628	117,732	117,732	Vacant (2)
Kmart / Macon	Kmart	Bankruptcy	102,098	907,349	151,225	151,225	Vacant (2)
Lake Walden Square	Kmart	Bankruptcy	91,266	383,317	--	--	Vacant (2)
Skyview Plaza	Kmart	Bankruptcy	95,810	271,979	30,445	30,445	Occupied (1)
Rainbow Foods - Garland	Rainbow Foods	Bankruptcy	63,117	426,040	--	--	Vacant (2)
Rainbow Foods - Rowlett	Rainbow Foods	Bankruptcy	70,576	476,388	--	--	Vacant (2)

*     The amount shown represents the amount of reserves recorded by us against tenant receivables at September 30, 2003.
(1)   The tenant has affirmed the lease.
(2)   The tenant has rejected the lease.

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

Funds from Operations

Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America ("GAAP"). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" ("FFO"), which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows:
Nine months	Nine months
Ended	ended
September 30, 2003	September 30, 2002

Net income	$52,948,709	$18,694,359
Depreciation	50,493,656	18,001,845
Amortization related to investment properties	2,719,720	49,400
Funds from operations (1)	$106,162,085	$36,745,604
	=========	=========
(1)

FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

Back to Index

The following table lists the approximate physical occupancy levels for our investment properties as of September 30, 2003, December 31, 2002, 2001 and 2000. N/A indicates the property was not owned by us at the end of the period.

		Sep 30	December
		2003	2002	2001	2000
Name	Location	(%)	(%)	(%)	(%)
440 Commons	Jersey City, NJ	100	N/A	N/A	N/A
Aberdeen Square	Boynton Beach, FL	100	100*	96*	N/A
Abernathy Square	Atlanta, GA	99	91	92	N/A
Acworth Avenue	Acworth, GA	73	73	N/A	N/A
Anderson Central	Anderson, SC	99	99	100	N/A
Bank First	Winter Park, FL	100	N/A	N/A	N/A
Barrett Pavilion ****	Kennesaw, GA	96	N/A	N/A	N/A
Bartow Marketplace	Cartersville, GA	100	100	99	100
Bass Pro Outdoor World	Dania Beach, FL	100	100	N/A	N/A
Bellevue Place	Bellevue, TN	90*	N/A	N/A	N/A
Bi-Lo Asheville	Chandler, NC	97	N/A	N/A	N/A
Bi-Lo at Shelmore	Mt. Pleasant, SC	100	N/A	N/A	N/A
Bi-Lo Southern Pines	Southern Pines, NC	88*	N/A	N/A	N/A
Bi-Lo Sylvania	Sylvania, GA	100	N/A	N/A	N/A
Birkdale Village ***, ****	Hutersville, NC	69*	N/A	N/A	N/A
BJ's Wholesale Club	Charlotte, NC	100	N/A	N/A	N/A
Boynton Commons	Boynton Beach, FL	100	100	100*	96*
Brandon Blvd Shoppes	Valrico, FL	100	89*	93*	N/A
Brick Center Plaza	Brick, NJ	100	N/A	N/A	N/A
Bridgewater Marketplace	Orlando, FL	100	96	97*	98
Camfield Corners	Ballantyne, NC	88	N/A	N/A	N/A
Camp Hill	Camp Hill, FL	100	N/A	N/A	N/A
Capital Crossing	Raleigh, NC	100	N/A	N/A	N/A
Carlisle Commons	Carlisle, PA	85*	N/A	N/A	N/A
Cascades Marketplace	Sterling, VA	100	N/A	N/A	N/A
Casselberry Commons	Casselberry, FL	99	94	92*	95*
Chatham Crossing	Siler City, FL	100	100	N/A	N/A
Chesterfield Crossings	Richmond, VA	100	100	N/A	N/A
Chickasaw Trails Shopping Center	Orlando, FL	100	100	100	N/A
Circuit City - Cary	Cary, NC	100	100	N/A	N/A
Circuit City - Culver City	Culver City, CA	100	N/A	N/A	N/A
Circuit City - Highland Ranch	Highland Ranch, CO	100	N/A	N/A	N/A
Circuit City - Olympia	Olympia, WA	100	N/A	N/A	N/A
Circuit City - Rome	Rome, GA	100	100	N/A	N/A
Circuit City - Vero Beach	Vero Beach, FL	100	100	N/A	N/A
Circuit City Plaza	Orlando, FL	94	100*	N/A	N/A
Citrus Hill	Citrus Hills	94	91*	100*	N/A
City Crossing	Warner Robins, GA	100	100*	N/A	N/A
Clayton Corners	Clayton, NC	88*	97*	N/A	N/A
Colonial Promenade Bardmoor Center	Largo, FL	89	N/A	N/A	N/A
Columbia Promenade	Kissimmee, FL	100	93*	98*	N/A
Columbiana Station ****, (V)	Columbia, SC	94	98	N/A	N/A
Commonwealth Center	Midlothian, VA	95*	N/A	N/A	N/A
Comp USA Retail Center	Newport News, VA	100	100	N/A	N/A
Concord Crossing	Concord, NC	100	N/A	N/A	N/A
Conway Plaza	Orlando, FL	100	99	100*	97*
CostCo Plaza	White Marsh, VA	100	N/A	N/A	N/A
Countryside	Naples, FL	85	85	85	97
Cox Creek Shopping Center	Florence, AL	100	100*	N/A	N/A
Creeks at Virginia Center	Glen Allen, VA	99	N/A	N/A	N/A
Creekwood Crossing (V)	Bradenton, FL	55	100	96	N/A
Crystal Springs	Crystal River, FL	100*	100*	N/A	N/A
Denbigh Village	Newport News, VA	91*	N/A	N/A	N/A
Douglasville Pavilion	Douglasville, GA	100	100	100*	N/A
Downtown Short Pump	Richmond, VA	96*	N/A	N/A	N/A
Duvall Village	Bowie, MD	99*	100*	N/A	N/A
East Hanover Plaza	East Hanover, NJ	100	N/A	N/A	N/A
Eckerd's #0234R Marietta	Marietta, GA	100	N/A	N/A	N/A
Eckerd's #0444R S. Enota	Gainsville, GA	100	N/A	N/A	N/A
Eckerd's #0963R Arapaho	Richardson, TX	100	N/A	N/A	N/A
Eckerd's #0818R Jacksboro Hwy	Ft. Worth, TX	100	N/A	N/A	N/A
Eckerd's #0862R Old Jacksboro	Wichita Falls, TX	100	N/A	N/A	N/A

Back to Index

		Sep 30,	December
		2003	2002	2001	2000
Name	Location	(%)	(%)	(%)	(%)
Eckerd's #0943R E. Buckingham	Richardson, TX	100	N/A	N/A	N/A
Eckerd's #0968R SW Pkwy	Wichita Falls, TX	100	N/A	N/A	N/A
Eckerd's #0980R Main St.	The Colony, TX	100	N/A	N/A	N/A
Eckerd's #2320R Snellville	Snellville, GA	100	N/A	N/A	N/A
Eckerd's #2506R Carrolton	Carrolton, TX	100	N/A	N/A	N/A
Eckerd's #3072R David Blvd.	Plano, TX	100	N/A	N/A	N/A
Eckerd's #3152R Lake Worth	Lake Worth, TX	100	N/A	N/A	N/A
Eckerd's #3169R River Oaks	River Oaks, TX	100	N/A	N/A	N/A
Eckerd's #3192R Tyler	Tyler, TX	100	N/A	N/A	N/A
Eckerd's #3338 S. Orange	Kissimmee, FL	100	N/A	N/A	N/A
Eckerd's #3350 Oklahoma	Oklahoma City, OK	100	N/A	N/A	N/A
Eckerd's #3363 Sycamore Rd.	Ft. Worth, TX	100	N/A	N/A	N/A
Eckerd's #3449 Lawrenceville	Lawerenceville, GA	100	N/A	N/A	N/A
Eckerd's #3528 Parker Dr.	Plano, TX	100	N/A	N/A	N/A
Eckerd's #5018 Getzville	Getzville, NY	100	N/A	N/A	N/A
Eckerd's #5661 Broadway St.	Buffalo, NY	100	N/A	N/A	N/A
Eckerd's #5786 Central Ave	Dunkirk, NY	100	N/A	N/A	N/A
Eckerd's #5797 Gennessee St.	Cheektowaga, NY	100	N/A	N/A	N/A
Eckerd's #6007 Memorial Dr.	Connellsville, PA	100	N/A	N/A	N/A
Eckerd's #6036 Saw Mill Run	Pittsburgh, PA	100	N/A	N/A	N/A
Eckerd's #6040 William Penn	Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6043 Monroeville Rd.	Monroeville, PA	100	N/A	N/A	N/A
Eckerd's #6062 Buffalo Road	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6089 Cove Road	Weirton, WV	100	N/A	N/A	N/A
Eckerd's #6095 Pittsburgh St.	Cheswick, PA	100	N/A	N/A	N/A
Eckerd's #6172 N. Jefferson St.	Newcastle, PA	100	N/A	N/A	N/A
Eckerd's #6193 E. 26th St.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6199 W. 26th St.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6257 Peach St.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6286 W. 12th St.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6334 E. 6th St.	Erie, PA	100	N/A	N/A	N/A
Eckerd's #6392 Rt. 130	Irwin, TX	100	N/A	N/A	N/A
Eckerd's #6695 Golden Mile	Pittsburgh, PA	100	N/A	N/A	N/A
Eckerd's #1232 Blackstock	Spartanburg, SC	100	100	100	N/A
Eckerd's #3912 Concord	Concord, NC	100	100	N/A	N/A
Eckerd's #1132 Gaffney	Gaffney, SC	100**	N/A	N/A	N/A
Eckerd's #6379 Greenville	Greenville, SC	100	100	100	N/A
Eckerd's #3924 Perry Creek	Raleigh, NC	100**	N/A	N/A	N/A
Eckerd's #8036 Piedmont	Piedmont, NC	100	N/A	N/A	N/A
Eckerd's #1095 Spartanburg	Spartanburg, SC	100	100	100	N/A
Eckerd's #3937 Tega Cay	Tega Cay, FL	100	100	N/A	N/A
Eckerd's #8049 Woodruff	Woodruff, SC	100	100	N/A	N/A
Edgewater Town Center ****	Edgewater, NJ	100	N/A	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	99*	97*	91*	N/A
Fayette Pavilion Phase I, II&III ****	Fayetteville, NC	98	N/A	N/A	N/A
Fayetteville Pavilion	Fayetteville, NC	100	100*	100*	N/A
Flamingo Falls	Pembroke Pines, FL	100	N/A	N/A	N/A
Forest Hills Shopping Center	Wilson, NC	100	97*	N/A	N/A
Forestdale Plaza	Jamestown, NC	86*	85*	N/A	N/A
Fountains (NR)	Plantation, FL	72	N/A	N/A	N/A
Gateway Market Center	St. Petersburg, FL	95	90	83	98
Gateway Plaza - Jacksonville	Jacksonville, NC	96*	96*	N/A	N/A
Gateway Plaza II - Conway	Conway, SC	96*	96*	N/A	N/A
Glenmark Centre	Morgantown, WV	100*	N/A	N/A	N/A
Golden Gate	Greensboro, NC	94	90	N/A	N/A
Goldenrod Groves	Winter Park, FL	96	90	N/A	N/A
Goody's Shopping Center	Augusta, GA	100	N/A	N/A	N/A
Hairston Crossing	Decatur, GA	100*	100*	N/A	N/A
Hampton Point	Taylors, SC	94	100	N/A	N/A
Harundale Plaza	Glen Burnie, MD	100*	97*	N/A	N/A
Heritage Pavilion	Smyrna, GA	100	N/A	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	100	100*	N/A	N/A
Hiram Pavilion ****	Hiram, GA	86	N/A	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	100	100	100	N/A
Jones Bridge Plaza	Norcross, GA	100*	96*	N/A	N/A
Just for Feet - Augusta	Augusta, GA	100	100	N/A	N/A
Just for Feet - Covington	Covington, LA	100	100	N/A	N/A
Just for Feet - Daytona	Daytona Beach, FL	100	100	N/A	N/A

Back to Index

		Sep 30,	December
		2003	2002	2001	2000
Name	Location	(%)	(%)	(%)	(%)
Kensington Place	Murfreesboro, TN	95	N/A	N/A	N/A
Killearn Shopping Center	Tallahassee, FL	98	N/A	N/A	N/A
K-Mart (V)	Macon, GA	0	100	100	N/A
Kroger - Grand Prairie	Grand Prairie, TX	100	N/A	N/A	N/A
Kroger - West Chester	West Chester, OH	100	N/A	N/A	N/A
Kroger - Cincinnati	Cincinnati, OH	100	N/A	N/A	N/A
Lake Olympia Square	Ocoee, FL	99	97	93	95
Lake Walden Square (V)	Plant City, FL	56	94	95	95
Lakeview Plaza	Kissimmee, FL	100	98	N/A	N/A
Lakewood Ranch	Bradenton, FL	100	98*	N/A	N/A
Largo Towne Center	Largo, MD	98	N/A	N/A	N/A
Logger Head Junction ***	Holmes Beach, FL	68	81	N/A	N/A
Lowe's - Home Improvement Center	Warner Robins, GA	100	100	100	N/A
Lowe's #0044	Stubenville, OH	100	N/A	N/A	N/A
Lowe's #0097	Baytown, TX	100	N/A	N/A	N/A
Lowe's #0098	Katy, TX	100	N/A	N/A	N/A
Lowe's #0313	Cullman, AL	100	N/A	N/A	N/A
Market Square	Douglasville, GA	96*	N/A	N/A	N/A
Marketplace at Mill Creek ****	Buford, GA	93*	N/A	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	96	97	N/A	N/A
Meadowmont Village Center	Chapel Hill, NC	71*	76*	N/A	N/A
Melbourne Shopping Center	Melbourne, FL	97	97	N/A	N/A
Merchants Square	Zephyrhills, FL	94	100	100	100
Midway Plaza	Tamarac, FL	92*	N/A	N/A	N/A
Monroe Shopping Center	Monroe, NC	100	N/A	N/A	N/A
Naugatuck Valley Shopping Center	Waterbury, CT	100*	N/A	N/A	N/A
Newnan Pavilion	Newman, GA	97	98	N/A	N/A
North Aiken Bi-Lo Center	Aiken, SC	100	100	N/A	N/A
North Hill Commons	Anderson, SC	100	N/A	N/A	N/A
Northlake Commons	Palm Beach Gardens, FL	Dev	N/A	N/A	N/A
Northpoint Marketplace	Boiling Springs, SC	88*	90*	N/A	N/A
Oakley Plaza	Asheville, NC	98	N/A	N/A	N/A
Oleander Shopping Center	Wilmington, NC	100	100	N/A	N/A
Overlook at King of Prussia	King of Prussia, PA	100	N/A	N/A	N/A
Paraiso Plaza	Hialeah, FL	98	N/A	N/A	N/A
PETsMART - Fredericksburg	Fredericksburg, VA	100	100	100	N/A
PETsMART - Daytona	Daytona, FL	100	100	100	N/A
PETsMART - Chattanooga	Chattanooga, TN	100	100	100	N/A
Plant City Crossing	Plant City, FL	98*	93*	N/A	N/A
Pleasant Hill	Duluth, GA	98	96*	97*	94*
Presidential Commons	Snellville, GA	100	100	N/A	N/A
Publix Brooker Creek	Palm Harbor, FL	100	N/A	N/A	N/A
Rainbow Foods - Garland (V)	Garland, TX	0	100	N/A	N/A
Rainbow Foods - Rowlett (V)	Rowlett, TX	0	100	N/A	N/A
Redbud Commons	Gastonia, GA	Dev	N/A	N/A	N/A
River Ridge	Birmingham, AL	100	100	N/A	N/A
River Run	Miramar, FL	99*	N/A	N/A	N/A
Riverdale Shops	West Springfield, MA	96	N/A	N/A	N/A
Riverstone Plaza	Canton, GA	99	99*	N/A	N/A
Rosedale Shopping Center	Huntersville, NC	96*	96*	N/A	N/A
Route 22 Retail Shopping Center	Union, NJ	100	N/A	N/A	N/A
Sand Lake Corners	Orlando, FL	96	99*	97*	N/A
Sandy Plains Village ****	Roswell, GA	92	N/A	N/A	N/A
Sarasota Pavilion	Sarasota, FL	100	100*	N/A	N/A
Sexton Commons	Fuquay Varina, NC	91*	91*	N/A	N/A
Sharon Greens	Cumming, GA	82*	82*	N/A	N/A
Sheridan Square	Danis, FL	93	N/A	N/A	N/A
Shoppes at Citiside	Charlotte, NC	95*	90*	N/A	N/A
Shoppes at Golden Acres I	New Port Richey, FL	85	74	N/A	N/A
Shoppes at Lake Dow	McDonough, GA	87*	N/A	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	98	100*	N/A	N/A
Shoppes at New Tampa	Wesley Chapel, FL	96*	94*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Wilton Beach, FL	81*	N/A	N/A	N/A
Shoppes on the Circle	Dothan, AL	97*	96*	N/A	N/A
Shoppes on the Ridge	Lake Wales, FL	Dev	N/A	N/A	N/A
Skyview Plaza	Orlando, FL	99	100	100	N/A
Sony Theatre Complex	East Hanover, NJ	100	N/A	N/A	N/A

Back to Index

		Sep 30,	December
		2003	2002	2001	2000
Name	Location	(%)	(%)	(%)	(%)
Southampton Village	Tyrone, GA	Dev	N/A	N/A	N/A
Southlake Pavilion	Morrow, GA	100	99*	100*	N/A
Southlake Shopping Center	Cornelius, NC	99*	97*	N/A	N/A
Southwood Village Plantation	Tallahassee, FL	71**	N/A	N/A	N/A
Spring Mall Center	Springfield, VA	100	N/A	N/A	N/A
Springfield Park	Lawerenceville, GA	100	N/A	N/A	N/A
Steeplechase Plaza	Ocala, FL	97	100	100*	N/A
Stonebridge Square	Roswell, GA	100	99	N/A	N/A
Stonecrest Marketplace	Litnonia, GA	97*	N/A	N/A	N/A
Super Wal-Mart - Alliance	Alliance, OH	100	N/A	N/A	N/A
Super Wal-Mart - Greenville	Greenville, SC	100	N/A	N/A	N/A
Super Wal-Mart - Winston-Salem	Winston Salem, NC	100	N/A	N/A	N/A
Suwanee Crossroads	Suwanee, GA	98*	N/A	N/A	N/A
Sycamore Commons	Matthews, NC	96*	93*	N/A	N/A
Target Center	Columbia, SC	100	100	N/A	N/A
Tequesta Shoppes Plaza	Tequesta, FL	86*	N/A	N/A	N/A
Town & Country	Knoxville, TN	94	N/A	N/A	N/A
Town Center Commons	Kennesaw, GA	93	93	93	93
Turkey Creek I	Knoxville, TN	100	100*	N/A	N/A
Universal Plaza	Lauderhill, FL	97	99*	N/A	N/A
Valley Park Commons	Hagerston, MD	89	N/A	N/A	N/A
Venture Pointe ****	Duluth, GA	100	100*	100*	N/A
Village Center	Racine, WI	95	N/A	N/A	N/A
Village Crossing	Skokie, IL	99*	N/A	N/A	N/A
Village Square at Golf	Boynton Beach, FL	92*	92	N/A	N/A
Visionworks	Plantation, FL	100	N/A	N/A	N/A
Wakefield Crossing	Raleigh, NC	88*	98*	N/A	N/A
Walgreen's	Port Huron, MI	100	N/A	N/A	N/A
Walk at Highwood Preserve	Tampa, FL	100	96*	N/A	N/A
Wal-Mart / Sam's Club	Worchester, MA	100	N/A	N/A	N/A
Wards Crossing	Lynchburg, VA	98*	98*	N/A	N/A
Watercolor Crossing	Watercolor, FL	Dev	N/A	N/A	N/A
West Falls Plaza	West Patterson, NJ	100	N/A	N/A	N/A
West Oaks Towne Center	Ocoee, FL	100	95	100*	N/A
Westside Centre	Huntsville, AL	89*	N/A	N/A	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	100	N/A	N/A	N/A
Windsor Court	Windsor, CT	100	N/A	N/A	N/A
Woodstock Square	Woodstock, GA	100	100*	99*	N/A

*

As part of the purchase of these Properties, we are entitled to receive payments in accordance with the master lease agreements for space, which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. The master lease agreements combined with the physical occupancy result in an economic occupancy range from 82% to 100% at September 30, 2003.

**	Development Property recently placed in service
***	Property includes office space.
****	Property includes multiple buildings.
Dev	Development Property
(NR)

Our Consolidated Financial Statements include the accounts of this investment property for which we have funded a mortgage note receivable, which is secured by the underlying property. As a result of the amount funded, we are considered the owner of the property for financial reporting purposes because it has been determined that we effectively maintain the risks and rewards of ownership due to the limited equity provided and the minimal risk of loss to be incurred by the borrower.

(V)	Property includes bankrupt tenant with greater than 10,000 square feet vacant, as previously disclosed in "Additional Information."

Back to Index

Subsequent Events

We paid distributions of $15,091,220 and $15,637,814 to our stockholders in October and November, respectively.

As of November 7, 2003, subscriptions for a total of 213,707,734 Shares were received resulting in total gross offering proceeds of $2,136,479,790 and an additional 10,148,640 Shares were issued pursuant to the DRP for $96,412,082 of additional gross proceeds. We have repurchased 1,173,799 Shares through our Share Repurchase Program for $11,068,978. As a result, we issued a net of 1,546,392 Shares of Common Stock from October 1, 2003 through November 7, 2003, resulting in a total of 222,682,575 Shares of Common Stock outstanding.

On October 31, 2003, the $24,250,000 mortgage note receivable due from an affiliate of the Advisor was paid in full. This mortgage note receivable pertained to the underlying property known as The Shops at Park Place. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. We earned 5% interest on the note for the period from September 30, 2003 to October 31, 2003, of which no amounts remain unpaid.

We acquired the following properties during the period October 1 to November 7, 2003. The respective acquisitions are summarized in the table below:

				Approximate	Gross
Date				Purchase Price	Leasable
Acquired	Property	Type	Year Built	($)	Area Sq. Ft.	Major Tenants
10/9/2003	Seekonk Town Center Seekonk, MA	SU	2003	11,043,000	80,713	Stop & Shop
10/9/2003	Houston Square Warner Robbins, GA	NC	1994	5,200,000	60,799	Publix
10/14/2003	Bi-Lo at Northside Greenwood, SC	SU	1999	4,050,000	41,581	Bi-Lo
10/14/2003	Cedar Springs Crossing Spartanburg, SC	NC	2001	10,150,000	86,312	Bi-Lo Eckerd's Dollar Tree
10/16/2003	Lexington Place Lexington, SC	NC	2003	8,397,000	83,167	TJ Maxx Ross
10/16/2003	Cortez Plaza Bradenton, FL	NC	1966/1988	26,800,000	289,110	Publix Circuit City PetsMart Burlington Coat Factory
10/20/2003	Manchester Broad Street Manchester, CT	SU	1995	13,100,000	68,509	Stop & Shop
10/23/2003	Plaza Del Paraiso Miami, FL	NC	2003	14,050,000	82,291	Publix
10/23/2003	Shoppes of Lithia Brandon, FL	NC	2003	14,173,000	79,161	Publix
10/23/2003	Paradise Shoppes of Ellenwood Ellenwood, GA	NC	2003	10,354,000	67,721	Publix
10/31/2003	Squire Wood Village Dandridge, TN	NC	2003	4,166,000	46,150	Food City
10/31/2003	Clearwater Crossing Flowery Branch, GA	NC	2003	13,246,000	90,566	Kroger

Back to Index

				Approximate	Gross
Date				Purchase Price	Leasable
Acquired	Property	Type	Year Built	($)	Area Sq. Ft.	Major Tenants
11/3/2003	Shoppes at Oliver's Crossing Winston- Salem, NC	NC	2003	10,375,000	76,512	Lowe's Foods
11/3/2003	Middletown Village Middletown, RI	NC	2003	18,254,000	96,389	Michaels Linens N' Things Barnes & Noble
Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping
SU	Single User Retail Property

Mortgage debt and financings closed for the period October 1, 2003 through November 7, 2003, are detailed in the list below:
Date		Annual Interest	Maturity	Principal
Funded	Mortgage Payable	Rate in %	Date	Borrowed ($)
10/01/03	Bi Lo Shelmore	4.73	10/01/08	6,350,000
10/03/03	Bi Lo Asheville	5.16	11/01/10	4,235,000	(1)
10/03/03	Bi Lo Southern Pines	5.16	11/01/10	3,950,000	(1)
10/03/03	Bi Lo Sylvania	5.16	11/01/10	2,420,000	(1)
10/07/03	Midway Plaza	4.91	11/01/10	15,638,289
10/08/03	Shoppes of Paradise Point	5.12	10/11/10	6,420,000
10/17/03	Cortez Point	7.15	07/01/12	16,827,599
10/17/03	Turkey Creek Phase II	5.23	11/01/10	7,050,000
10/17/03	Village Square at Golf	5.23	11/01/10	10,200,000
10/21/03	North Hill Commons	5.24	11/01/10	2,475,000
10/24/03	Carlisle Commons	4.99	11/01/10	21,560,000
11/04/03	CostCo Plaza	4.99	12/01/10	9,255,000
11/04/03	Camfield Corners	5.04	12/01/10	5,150,000
11/04/03	Naugatuck Valley	4.72	12/01/08	28,600,000
11/04/03	Denbigh Village	4.94	12/01/10	11,457,000
11/05/03	Riverdale Plaza	4.25	12/01/07	23,200,000
11/06/03	Cascades Market Place	4.51	12/01/08	9,240,000
11/06/03	Anderson Central	4.94	12/01/10	8,600,000
11/07/03	Manchester Broad Street	4.76	12/01/08	7,205,000

Notes
(1)	There is one loan agreement for these properties for a total of $10,605,000.

We anticipate purchasing the following properties from unaffiliated third parties. We intend to purchase these properties with our own funds unless noted otherwise; however, we expect to place financing on the properties at a later date.

Estimated
			Purchase Price	Gross
		Year	Including	Leasable
Property	Type	Built	Expenses ($) (1)	Area Sq. Ft.	Major Tenants (2)
Archdale Commons Charlotte, NC	NC	To be built	4,202,000	46,017	Bi-Lo (Ground Lease)
CorWest Plaza New Britain, CT	NC	1999-2003	33,000,000	115,011	Super Stop & Shop CVS
Cross Creek Village New Tampa, FL	NC	To be built	10,300,000	63,340	Publix
Crossroads Plaza Lumberton, NJ	NC	2003	18,250,000	90,151	Shops Right Grocery Lowe's

Back to Index

Estimated
			Purchase Price	Gross
		Year	Including	Leasable
Property	Type	Built	Expenses ($) (1)	Area Sq. Ft.	Major Tenants (2)
Dorman Center (Phase I & II) Spartanburg, SC	NC	2003/ To be built	50,263,000	386,894	Super Wal-Mart Linens N' Things Pier One Shoe Carnival
Fayette Pavilion IV Fayetteville, GA	NC	2003	33,503,000	248,813	BJ's
Hickory Ridge Shopping Center Hickory, NC	NC	1999	41,900,000	310,360	Super Target (Shadow) Best Buy Kohl's
Hope Valley Farms Shopping Center Durham, NC	NC	2003	18,761,000	115,509	Kroger
Pointe at Tampa Palms Tampa, FL	NC	2003	5,250,000	20,258	Spa Avalon
Stockbridge Commons Tega Cay, SC	NC	To be built	11,925,000	79,100	Lowe's Food
Sycamore Commons Outlot Matthews, NC	NC	2002	2,675,000	9,010	Men's Warehouse
Winslow Bay Moorsville, NC	NC	2003	42,147,000	255,531	Super Target (Shadow) TJ Maxx Pier One

Paradise Portfolio
Paradise Place West Palm Beach, FL	NC	To be built	11,977,000	74,620	Publix
Paradise Promenade Davie, FL	NC	To be built	13,673,000	70,291	Publix

Milt Turner Portfolio
Oak Summit Winston-Salem, NC	NC	2003	24,468,000	180,774	Staples Goody's
Wytheville Commons Phase I & II Wytheville, VA	NC	2003 To be built	20,019,000	150,267	Goody's Dollar Tree Old Navy

Continental Portfolio
Hilliard Rome Road Hilliard, OH	NC	2001	17,100,000	110,871	Giant Eagle Grocery
Loisdale Center Springfield, VA	NC	1999	29,000,000	120,742	Bed Bath & Beyond Circuit City Barnes & Noble Designer Shoe Warehouse
Waterfront Market Pittsburgh, PA	NC	2001/2003	123,500,000	755,313	Lowe's Cinemas (Ground Lease)

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Property

Comment
(1)	Our acquisition costs may increase by additional costs, which have not yet been finally determined. We expect any additional costs to be insignificant.
(2)	Major tenants include tenants leasing more than 10% of the gross leasable area of the individual property.

Back to Index

As of September 30, 2003, we have leases with or intend to acquire properties with an aggregate of eighteen tenants that are affiliates of Ahold NV, for which rental income represents 3.2% of the portfolio. Ahold has recently disclosed potentially fraudulent or improper accounting treatment in its food services unit. Ahold also announced $880 million in financial charges that it will be reporting. We continue to monitor the situation although we do not know what impact, if any, these issues at Ahold will have on us.

Impact of Accounting Principles

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which provides new accounting guidance on when to consolidate a variable interest, as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. As a result of the interpretation, we consolidated the Fountains as an investment property. We have accounted for the remaining fundings issued to borrowers for the development or purchase of investment properties as construction in progress or mortgage receivables, respectively. These receivables are typically secured by the underlying investment property and guarantees of the borrowers. Our maximum exposure to loss as a result of the notes receivable would be the amount of the receivable balance outstanding less amounts paid after the quarter. No amounts remain outstanding as of November 7, 2003.

In May, 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have a material effect on the results of operations or financial condition.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of September 30, 2003, we owned 82 single-user triple-net leased properties.

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
	2003	2004	2005	2006	2007	Thereafter
Maturing debt:
Fixed rate debt	$11,798,223	$ 11,755,117	$31,043,823	$46,096,084	$ 69,271,531	$1,166,648,322
Variable rate debt	-	145,699,900	5,000,000	29,337,500	168,000,909	35,975,000

Average interest rate on maturing debt:
Fixed rate debt	7.60%	7.83%	7.54%	6.82%	6.76%	4.83%
Variable rate debt	N/A	2.69%	2.97%	2.96%	2.84%	2.98%

The principal balance of $384,013,309 or 22% of the mortgages and notes payable at September 30, 2003, have variable interest rates averaging 2.81%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of September 30, 2003, interest expense increases by approximately $3,800,000 on an annual basis.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

We paid off or refinanced all of the debt that matured during 2002 and the nine months ended September 30, 2003. In the cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties sufficient to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing to achieve our strategy objective.

Item 4.   Controls and Procedures

An evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14 was carried out as of the end of the period under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Back to Index

PART II  -  Other Information

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

As of January 31, 2001, we sold the following securities in the Initial Offering for the following aggregate offering prices.
●	13,687,349	Shares on a best effort basis for $136,454,948;
●	281,825	Shares pursuant to DRP for $2,677,338;
●	546,972	soliciting dealer warrants for $438; and
●	0	Shares pursuant to the exercise of soliciting dealer warrants;
		and repurchased the following securities for the following amounts:
●	(60,475)

Shares repurchased pursuant to the Share Repurchase Program for $547,301, for a net total of 13,908,699 Shares for $138,584,985 of gross offering proceeds from the Initial Offering as of January 31, 2001.

As of August 29, 2002, we sold the following securities in the First Follow-On Offering for the following aggregate offering prices:
●	50,000,000	Shares on a best efforts basis for $497,842,917;
●	1,208,580	Shares pursuant to the DRP for $11,481,514;
●	1,999,786	soliciting dealer warrants for $1,600; and
●	0	Shares pursuant to the exercise of soliciting dealer warrants;
		and repurchased the following securities for the following amounts:
●	(182,318)

shares repurchased pursuant to the Share Repurchase Program for $1,719,927, for a net total of 51,026,262 Shares for $507,604,504 of gross offering proceeds from the First Follow-On Offering as of August 29, 2002

As of August 13, 2003, we sold the following securities in the Second Follow-On Offering for the following aggregate prices:
●	150,000,000	Shares on a best efforts basis for $1,496,367,283;
●	6,994,264	Shares pursuant to the DRP for $66,445,508;
●	6,004,009	soliciting dealer warrants for $4,803; and
●	0	Shares pursuant to the exercise of soliciting dealer warrants;
		and repurchased the following securities for the following amounts:
●	(813,042)

Shares purchased pursuant to the Share Repurchase Program for $7,675,985, for a net total of 156,181,222 Shares for $1,555,136,806 of gross offering proceeds from the Second Follow-On Offering as of September 30, 2003.

The net total shares and gross offering proceeds from all offerings as of September 30, 2003 are 221,116,183 shares for $2,201,326,295. The above stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the Initial Offering. As of September 30, 2003, 8,550,767 soliciting dealer warrants have been issued; and the $6,841 of gross proceeds received for their issuance are not included in the above $2,201,326,295 of gross proceeds.

Options to purchase an aggregate of 15,000 shares at an exercise price of $9.05 per share have been granted to the independent directors pursuant to the Independent Director Stock Option Plan. Each director was initially granted options to purchase 3,000 Shares, and subsequently received 500 additional options at each of the four annual meetings. Such options were granted without registration under the Securities Act of 1933, in reliance upon the exemption from registration in Section 4(2) of the Securities Act, as transactions not involving any public offering. None of such options have been exercised therefore no Shares have been issued in connection with such options.

From February 11, 1999, which was the effective date of the Initial Offering, through January 31, 2001, or the Initial Offering cumulative period, we incurred the following expenses in connection with the issuance and distribution of the registered securities:
		E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$11,588,024	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	920,319	A
Other expenses paid to non-affiliates	5,038,426	A
Total expenses	$17,546,769

The net offering proceeds to us for the Initial Offering cumulative period, after deducting the total expenses paid described above, are $121,038,216.

From February 1, 2001, which was the effective date of the First Follow-On Offering, through August 29, 2002, or the First Follow-On Offering cumulative period, we incurred the following expenses in connection with the issuance and distribution of the registered securities:
		E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$43,745,069	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	804,490	A
Other expenses paid to non-affiliates	5,312,519	A
Total expenses	$49,862,078

The net offering proceeds to us for the First Follow-On offering cumulative period, after deducting the total expenses paid described above, are $457,742,426.

From June 7, 2002, which was the effective date of the Second Follow-On Offering, through August 13, 2003, or the Second Follow-On Offering cumulative period, we incurred the following expenses in connection with the issuance and distribution of the registered securities:

		E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$139,048,136	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	1,084,930	A
Other expenses paid to non-affiliates	7,606,373	A
Total expenses	$147,739,439

The net offering proceeds to us for the Second Follow-On Offering cumulative period, after deducting the total expenses paid as described above, are $1,407,397,367. The net offering proceeds for all offerings, after deducting total expenses paid as described above, are $1,986,178,009.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$ 41,293,714	A
Purchase of real estate	1,145,041,545	A
Acquisition of other businesses	-	A
Repayment of indebtedness	459.220.959	A
Working capital (currently)	120,461,758	E
Temporary investments (currently)	220,360,003	A
Other uses	-	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the Advisor in connection with the acquisitions of properties from such affiliates. Pending purchase of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing accounts.

Back to Index

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Name	Exhibit Number
	Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31.1
	Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31.2
	Section 1350 Certifications by Chief Executive Officer	32.1
	Section 1350 Certifications by Chief Financial Officer	32.2

(b)	Reports on Form 8-K
	The following reports on From 8-K were filed during the quarter of the period covered by this report.

	Report on Form 8-K dated September 4, 2003
	Item 5	Other Items
	Item 7	Financial Statements and Exhibits

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.
/s/ ROBERT D. PARKS

By:	Robert D. Parks
Chairman and Chief Executive Officer
Date:

/s/ BARRY L. LAZARUS

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer and Chief Financial Officer
Date:

Back to Index