Form 10-K
period 2003-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2004-03-15
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-64391

Inland Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 (I.R.S. Employer Identification Number)

2901 Butterfield Road, (Address of principal executive office)	Oak Brook, Illinois 60523 (Zip Code)

Registrant's telephone number, including area code: 630-218-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Title of class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 30, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $2,156,103,935 (based on the price for which each share was sold).

As of March 5, 2004, there were 225,736,601 shares of common stock outstanding.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes      X        No___

INLAND RETAIL REAL ESTATE TRUST, INC.

(A Maryland corporation)

TABLE OF CONTENTS

PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in 1998 and has primarily focused on acquiring and developing neighborhood and community shopping centers in the eastern United States. As of December 31, 2003, we owned a total of 258 properties containing approximately 31,640,000 square feet. Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services. Of our total portfolio revenue, approximately 50% is generated by anchor or credit tenants, including Publix Supermarkets, Wal-Mart, Lowe's Home Improvement, Kohl's department stores, Bi-Lo grocery stores, Circuit City, Michaels and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a relatively substantial net worth. Inland Retail Real Estate Advisory Services, Inc. (the advisor), an affiliate of ours, is our advisor.

During 2003, we acquired 152 properties for an aggregate purchase price of $2,352,688,491 We also raised $1,014,100,520 in investor proceeds and $1,333,636,414 in financing, which is net of debt repaid. Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Also, during 2003, we completed our third public offering raising over $2,131,000,000 in our three offerings. Current stockholders can reinvest their distributions in our distribution reinvestment program (DRP). Approximately 50% of our monthly distributions to stockholders are being reinvested through the DRP. On an annual basis, the total we expect to receive from the DRP at the current rate of investment is approximately $100,000,000. Since we leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing would allow us to purchase $200,000,000 in new properties per year. The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own. We cannot be sure the current rate of reinvestment will continue, as investors have many alternatives available, which may be more attractive to them.

Business and Operating Strategies

Because we are no longer offering shares of our stock (other than through the DRP), and because we have invested the majority of funds raised in our offerings, management has begun to shift its focus towards enhancing the value of our properties. We are now in the process of identifying those properties which will benefit from redevelopment, including significant upgrades in appearance, additions to existing space through planning techniques, working with tenants to extend leases while they improve their stores and developing available land which we own. While we have not offered for sale any of our properties, we will evaluate the potential to sell properties which are not located in our core markets. We are also considering other ways to improve our portfolio return, which may include a joint venture or similar arrangements.

We seek to provide an attractive return to our stockholders by taking advantage of our strong presence in many markets. We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations. Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates. Working with our property management companies, we focus on the needs and problems facing our tenants, so we can provide solutions whenever possible. Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency. The result of these activities, we believe, will lead to profitability and growth as we go forward.

We will continue to acquire and develop properties that meet our investment criteria. This includes:

  Purchasing in markets where we have a strong presence or enjoy other advantages;
  Acquiring or developing properties which have at least one anchor tenant with national or regional exposure;
  Evaluating such criteria as quality of construction, location, design, visibility, tenant sales per square foot; and
  Closing on properties which have the potential to increase rents, reduce expenses or benefit from redevelopment.

We use our financial strength to gain a competitive advantage in the marketplace. Although we are not currently raising capital, our cash reserves, available lines of credit, cash flow from operations and other financial relationships enable us to close acquisitions promptly. Our reputation often enables us to complete a transaction, even if we are not the highest bidder. We generally do not place a property in escrow and then attempt to renegotiate the price prior to closing, otherwise known in the industry as "retrading." If we are not satisfied with a potential acquisition during due diligence we do not close on that property. We may, however, acquire that property at a lower price than we originally offered, if the seller makes such a proposal to us.

Because we own over 31 million square feet of retail real estate, day-to-day property management is a key element of our operating strategy. Our asset management philosophy necessarily includes working closely with our property managers to achieve the following goals:

  Employ experienced, well trained property managers, leasing agents and collection personnel;
  Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;
  Improve rental income and cash flow by aggressively marketing rentable space;
  Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;
  Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants providing basic consumer goods and services; and
  Identify properties that will benefit from asset enhancement including renovation and re-tenanting.

Our business is inherently competitive. Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales. We may, at times, compete with newer properties or those in more desirable locations. To remain competitive, we evaluate all of the factors affecting our centers and position them accordingly. For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic. We believe we have achieved relatively high occupancy levels at our properties through our knowledge of the competitive factors in the markets where we operate.

Financing Strategy

We generally finance each of our acquisitions with individual permanent debt on terms ranging from five to ten years. Financing may be placed on a property after it closes and the proceeds from such financing enable us to purchase or develop additional properties. Overall we will borrow approximately 50 to 55% of the cost of each property. We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is,, if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date. Our intention is to use variable rate financing on a small portion of our portfolio, resulting in a ratio of less than 20% of total debt. Our by-laws restrict us from borrowing more than 300% of the value of our net assets on a portfolio basis.

During 2003, we worked with three financial institutions to obtain a $200 million unsecured line of credit. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements, should the need arise. We believe our relationship with these lenders is excellent and we intend to renew the line of credit during 2004. We are currently evaluating our need for liquidity in order to determine the appropriate size of the line of credit. We have a smaller line of credit in the amount of $14 million that matures in 2004, which we intend to payoff and not renew.

Business Risks

Average vacancy rates for neighborhood and community shopping centers in the top 48 U.S. markets ranged between 6.8% and 7.1% last year and average rents increased 2.4%, more than double last year's average 0.9% gain, according to Reis, Inc., a leading independent provider of commercial real estate market information. The relative stability of the retail sector is the result of sustained consumer spending, which has helped maintain retail sales growth despite various factors. These factors include the national economic recession, September 11th and subsequent terrorist threats, the Iraqi war, the modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales. Further evidence of the retail sector's resiliency is provided by 2003 holiday sales. Based on a sample of seven retail chains in 2003, the International Council of Shopping Centers reports a 4.2% average increase in same store holiday sales.

While sustained consumer spending, spurred by low interest rates, has helped to maintain retail sales growth, changing demographics and consumer preferences have resulted in a fundamental shift in consumer spending patterns with the emergence of discount retail as a dominant category. Today almost 75% of general merchandise sales occur at a discount department store or a warehouse club/supercenter, according to Reis, Inc. As a result of this trend, some conventional department stores are struggling financially and a number of local, regional and national retailers have been forced to voluntarily close their stores or file for bankruptcy protection. Some retailers in bankruptcy have reorganized their operations and/or sold stores to stronger operators. In some instances, bankruptcies and store closings may create opportunities to re-let space to tenants with better sales performance. Potential losses from these currently identified bankrupt tenants should not have a significant impact on the portfolio's gross potential income in 2004. Therefore, we do not expect these current store closings or bankruptcy reorganizations to have a material impact on our consolidated financial position or the results of our operations in 2004.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings who can withstand an economic downturn. We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure. As of March 5, 2004, the largest tenant in the portfolio, Publix Supermarket, Inc., comprised approximately 6.6% of the gross leasable area (GLA) and whose annual base rental income is approximately 5% of our portfolio. No other tenant comprises more than 4% of our portfolio, measured by either GLA or rental income.

We currently own 15 properties which have Bi-Lo stores as tenants, whose parent company, Royal Ahold N.V., has experienced significant financial losses as a result of accounting irregularities. Public information regarding Ahold indicates that the losses were primarily related to their food services unit. Ahold announced in late 2003 that they would sell all of their Bi-Lo stores. We believe that Bi-Lo, in general, is a viable business concern and will represent an attractive acquisition opportunity. Our rental revenue from properties which house the Bi-Lo stores represented approximately 1.8% of the portfolio's gross revenue in 2003.

Employee

We have one employee, our president, who is not covered by a collective bargaining agreement and we consider our relationship with him to be excellent.

Tax Status

We are qualified and have elected to be taxed as a real estate investment trust or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the Code). Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inlandgroup.com. The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate with the Board or any Committee can do so by writing to the attention of the Board or Committee care of our Company at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

As of December 31, 2003, we, through separate limited partnerships, limited liability companies, or joint venture agreements, have acquired fee ownership of 171 shopping centers, one office complex, and 86 free-standing single-user retail buildings containing an aggregate of approximately 31,640,000 gross leasable square feet located in 25 states, as follows.
	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

440 Commons
Jersey City, NJ	162,533	05/03	1997	$ 9,875,000	2	Home Depot Seamans Furniture
Aberdeen Square
Boynton Beach, FL	70,555	10/01	1990	3,670,000	19	Publix

Abernathy Square
Atlanta, GA	131,649	12/01	1983/1994	13,392,000	49	Publix

Acworth Avenue Retail Shopping Center
Acworth, GA	16,130	12/00 03/02	2001	--	9	Buffalo's Café
Albertsons at Bloomingdale Hills
Brandon, FL	78,686	12/03	2002	--	11	Albertsons

Anderson Central
Anderson, SC	223,211	11/01	1999	8,600,000	17	Wal-Mart

Barrett Pavilion
Kennesaw, GA	460,755	05/03	1998	44,000,000	21	Media Play AMC Theatre
Bartow Marketplace
Cartersville, GA	375,067	09/99	1995	13,475,000	18	Wal-Mart Lowe's Home Improvement
Bellevue Place Shopping Center
Nashville, TN	77,249	08/03	2003	5,985,000	12	Michaels Bed, Bath & Beyond Petco Dollar Tree
Bi-Lo - Asheville
Asheville, NC	54,319	05/03	2003	4,235,000	6	Bi-Lo Grocery Blockbuster
Bi-Lo - Southern Pines
Southern Pines, NC	57,404	04/03	2002	3,950,000	10	Bi-Lo Grocery

Birkdale Village**
Charlotte, NC	653,983	05/03	2003	55,000,000	64	Dick's Sporting Goods

Boynton Commons
Boynton Beach, FL	210,772	07/99	1998	15,125,000	19	Sports Authority Bed, Bath & Beyond Barnes & Noble PETsMART
Brandon Blvd. Shoppes
Brandon, FL	85,377	11/01	1994	5,137,000	14	Publix

Brick Center Plaza
Brick, NJ	114,028	05/03	1999	10,300,000	4	Best Buy Bed, Bath & Beyond Seamans Furniture Christians Fine Furniture

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Bridgewater Marketplace
Orlando, FL	58,050	09/99	1998	$ 2,987,500	11	Winn-Dixie

Camfield Corners
Charlotte, NC	69,887	08/03	1994	5,150,000	14	Bi-Lo Grocery Tire Kingdom
Camp Hill Center
Harrisburg, PA	63,350	01/03	1978/2002	4,300,000	2	Linens N Things Michaels
Capital Crossing
Raleigh, NC	92,248	02/03	1995	5,478,000	3	Lowe's Foods Staples
Carlisle Commons
Carlisle, PA	393,023	09/03	2001	21,560,000	23	Wal-Mart

Cascades Marketplace
Sterling, VA	98,532	07/03	1998	9,240,000	8	Staples Sports Authority
Casselberry Commons
Casselberry, FL	227,664	12/99	1973/1998	8,703,000	44	Ross Stores Publix
Cedar Springs Crossing
Spartanburg, SC	86,581	10/03	2001	--	12	Bi-Lo Grocery Eckerd Drug Store Dollar Tree
Chatham Crossing
Siler City, NC	32,000	12/02	2002	2,190,000	12	State Employees Credit Union San Felipe Mexican Shoe Show of Rock New China Buffet Dollar Tree
Chesterfield Crossings
Richmond, VA	68,898	06/02	2000	6,380,000	17	PETsMART Ben Franklin Right at Home O'Charley's
Chickasaw Trails Shopping Center
Orlando, FL	75,492	08/01	1994	4.400.000	18	Publix

Circuit City Plaza
Orlando, FL	78,625	07/02	1999	6,275,000	16	Circuit City Staples
Citrus Hills
Citrus Hills, FL	68,927	12/01	1994/2003	3,000,000	12	Publix

City Crossing
Warner Robins, GA	187,099	11/02	2001	10,070,000	22	Old Navy Stein Mart Michaels Ross Stores
Clayton Corners
Clayton, NC	125,656	11/02	1999	9,850,000	35	Lowe's Home Improvement

Clearwater Crossing
Flowery Branch, GA	90,566	10/03	2003	7,800,000	21	Kroger

Colonial Promenade Bardmore Center
Largo, FL	152,667	02/03	1991	9,400,000	35	Publix

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Columbia Promenade
Kissimmee, FL	65,870	01/01	2000	$ 3,600,000	17	Publix

Columbiana Station
Columbia, SC	270,649	12/02	1999	25,900,000	30	Goody's Dick's Sporting Goods Circuit City
Commonwealth Center II
Richmond, VA	165,382	02/03	2002	12,250,000	28	Stein Mart Michaels Barnes & Noble
CompUSA Retail Center
Newport News, VA	47,134	11/02	1999	4,000,000	3	Comp USA Cost Plus
Concord Crossing
Concord, NC	55,930	02/03	1994	2,890,000	6	Bi-Lo Grocery CVS
Conway Plaza
Orlando, FL	119,106	02/00	1985/1999	5,000,000	22	Bealls Publix
Cortez Plaza
Bradenton, FL	286,610	10/03	1966/1988	16,787,034	36	Burlington Coat Factory Publix Circuit City
CostCo Plaza
White Marsh, MD	209,841	06/03	1987/1992	9,255,000	9	Costco PETsMART Pep Boys Sports Authority
Countryside
Naples, FL	73,965	10/99	1997	4,300,000	10	Winn-Dixie

Cox Creek
Florence, AL	173,934	09/02	2001	15,106,508	18	Linens N Things Dick's Sporting Goods Best Buy Michaels
Creeks at Virginia Center
Richmond, VA	266,266	04/03	2002	27,603,587	27	Circuit City Bed, Bath & Beyond Dick's Sporting Goods
Creekwood Crossing
Bradenton, FL	227,052	11/01	2001	11,750,000	28	Bealls Shapes Family Fitness
Crossroads Plaza
Lumberton, NJ	89,627	11/03	2003	--	12	ShopRite

Crystal Springs Shopping Center
Crystal Springs, FL	67,021	04/02	2001	4,070,000	13	Publix

Denbigh Village Shopping Center
Newport News, VA	311,583	06/03	1998/2003	11,457,000	42	Burlington Coat Factory Kroger
Douglasville Pavilion
Douglasville, GA	267,764	12/01	1998	14,924,000	22	Media Play Marshall's Ross Stores Goody's

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Downtown Short Pump
Richmond, VA	125,553	03/03	2000	$ 18,480,000	21	Barnes & Noble Regal Cinema
Duvall Village
Bowie, MD	82,522	12/01	1998	9,330,484	14	Super Fresh

East Hanover Plaza
East Hanover, NJ	122,028	05/03	1994	9,280,000	5	Sports Authority Office Max Chili's
Edgewater Town Center
Edgewater, NJ	77,446	05/03	2000	14,000,000	10	Whole Foods Annie Sez
Eisenhower Crossing I & II
Macon, GA	403,013	11/01 03/02	2002	23,800,000	38	Kroger Dick's Sporting Goods
Fayette Pavilion I & II
Fayetteville, GA	791,373	09/03	1995	46,944,632	33	Wal-Mart

Fayette Pavilion III
Fayetteville, GA	619,856	07/03	2002	25,150,000	28	Belks Kohl's
Fayetteville Pavilion
Fayetteville, NC	272,385	12/01	1998/2001	15,939,000	19	Dick's Sporting Goods Linens N Things Creative Basket Marshall's
Flamingo Falls
Pembroke Pines, FL	108,565	04/03	2001	13,200,000	41	The Fresh Market Eckerd Drug Store
Forest Hills Centre
Wilson, NC	73,280	09/02	1989	3,660,000	18	Harris Teeter Eckerd Drug Store
Forestdale Plaza
Jamestown, NC	53,239	08/02	2001	3,319,000	11	Food Lion

Fountains
Plantation, FL	408,807	02/03	1989	13,999,900	77	Marshall's

Gateway Market Center
St. Petersburg, FL	231,449	09/00	2000	10,425,000	17	Bealls Publix Office Depot TJ Maxx PETsMART
Gateway Plaza - Conway
Conway, SC	62,428	12/02	2002	3,480,000	9	Office Depot Goody's Dollar Tree
Gateway Plaza - Jacksonville
Jacksonville, NC	101,682	11/02	2001	6,500,000	15	Bed, Bath & Beyond Ross Stores PETsMART
Glenmark Shopping Center
Morgantown, WV	122,167	04/03	1999/2000	7,000,000	19	Shop 'N Save Michaels
Golden Gate
Greensboro, NC	153,114	10/02	1962/2002	6,378,550	26	Harris Teeter Staples Food Lion

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Goldenrod Groves
Orlando, FL	108,944	11/02	1985/1998	$ 4,575,000	31	Publix Walgreens
Hairston Crossing
Decatur, GA	57,884	02/02	2002	3,655,000	11	Publix

Hampton Point
Taylors, SC	58,316	05/02	1993	2,475,000	6	Bi-Lo Grocery Advance Stores
Harundale Plaza
Glen Burnie, MD	274,160	11/02	1999	12,362,000	18	Super Fresh Value City
Heritage Pavilion
Smyrna, GA	262,961	05/03	1995	21,500,000	10	TJ Maxx Media Play Rhodes Marshall's
Hilliard Rome
Columbus, OH	110,772	11/03	2001	11,869,858	13	Giant Eagle

Hillsboro Square
Deerfield Beach, FL	145,647	05/03	1978/2002	12,100,000	29	Publix

Hiram Pavilion
Hiram, GA	363,618	06/03	2002	25,100,000	36	Kohl's Goody's
Houston Square
Warner Robins, GA	60,799	10/03	1994	2,750,000	5	Publix

Jones Bridge Plaza
Norcross, GA	83,363	11/02	1999	4,350,000	13	Ingles Markets

Kensington Place
Murfreesboro, TN	70,624	08/03	1998	3,750,000	12	Bi-Lo Grocery

Killearn Shopping Center
Tallahassee, FL	94,547	05/03	1980	4,041,377	19	Publix

Lake Olympia Square
Ocoee, FL	85,776	09/99	1995	5,313,086	20	Winn-Dixie Tutor Time Child
Lake Walden Square
Plant City, FL	256,155	05/99	1992	9,564,238	39	Kmart (2) Kash-N-Karry Carmike Cinemas
Lakeview Plaza
Kissimmee, FL	54,788	12/02	1998	3,613,237	12	Publix

Lakewood Ranch
Bradenton, FL	69,472	11/02	2001	4,400,000	22	Publix

Largo Town Center
Upper Marlboro, MD	270,310	08/03	1991	17,200,000	37	Shopper's Food Warehouse Regency Furniture
Lexington Place
Lexington, SC	83,167	10/03	2003	5,300,000	10	Ross Stores TJ Maxx

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Loisdale Center
Springfield, VA	120,742	11/03	1999	$ 15,950,000	4	Barnes & Noble DSW Shoe Bed, Bath & Beyond Circuit City
Market Square
Douglasville, GA	121,774	01/03	1974/1990	8,290,083	22	Office Depot Petco Hancock Fabrics
Marketplace at Mill Creek
Buford, GA	398,407	02/03	2003	27,700,000	36	Toys "R" Us

McFarland Plaza
Tuscaloosa, AL	221,807	07/02	1999	8,425,000	18	Stein Mart Toys "R" Us Office Max Bama 6
Meadowmont Village Center
Chapel Hill, NC	133,471	12/02	2002	13,400,000	34	Harris Teeter Yankelovich
Melbourne Shopping Center
Melbourne, FL	209,217	04/02	1960/1999	5,946,658	30	Big Lots Publix
Merchants Square
Zephyrhills, FL	74,849	06/99	1993	3,164,966	13	Kash-N-Karry Fashion Bug
Middletown Village
Middletown, RI	98,161	11/03	2003	--	7	Barnes & Noble Petco Linens N Things Michaels
Midway Plaza
Tamarac, FL	227,209	05/03	1985	15,638,289	58	Publix Ross Stores
Monroe Shopping Center
Monroe, NC	45,080	02/03	1994	1,915,000	3	Bi-Lo Grocery

Naugatuck Valley Shopping Center
Waterbury CT	383,332	08/03	2003	28,600,000	14	Wal-Mart Bob's Stores Stop & Shop
Newnan Pavilion
Newnan, GA	481,004	03/02	1998	20,414,889	26	Home Depot Kohl's
North Aiken Bi-Lo Center
Aiken, SC	59,204	10/02	2002	2,900,000	7	Bi-Lo Grocery Dollar General
North Hill Commons
Anderson, SC	42,942	05/03	2000	2,475,000	2	Michaels PETsMART
Northlake Commons
Palm Beach Gardens, FL	143,955	07/03	1987/2003	13,376,000	43	Ross Stores Off Main Furniture
Northpoint Marketplace
Spartanburg, SC	101,982	05/02	2001	4,535,000	19	Ingles Markets

Oak Summit
Winston-Salem, NC	142,739	12/03	2003	--	15	Goody's Staples

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Oakley Plaza
Ashville, NC	118,727	02/03	1988	$ 5,175,000	13	Baby Superstore Bi-Lo Grocery
Oleander Shopping Center
Wilmington, NC	51,888	05/02	1989	3,000,000	3	Lowe's Foods

Overlook at King of Prussia
King of Prussia, PA	186,980	02/03	2002	30,000,000	5	United Artists Nordstrom Best Buy
Paradise Place
West Palm Beach, FL	69,620	12/03	2003	--	13	Publix

Paraiso Plaza
Hialeah, FL	61,012	02/03	1997	5,280,000	14	Publix

Plant City Crossing
Plant City, FL	85,252	12/02	2001	5,900,000	23	Publix

Plaza Del Pariso
Miami, FL	82,442	10/03	2003	--	15	Publix

Pleasant Hill
Duluth, GA	282,137	05/00	1997/2000	17,120,000	21	Toys "R" Us J.C. Penney Jo-Ann Fabrics
Pointe at Tampa Palms
Tampa, FL	20,258	12/03	2003	--	12	Salon Avalon Casa Fina Realty Kitchen & Bath
Presidential Commons
Snellville, GA	372,149	11/02	2000	26,066,555	35	Jo-Ann Fabrics Kroger Home Depot
Publix Brooker Creek
Palm Harbor, FL	77,596	03/03	1994	4,468,070	16	Publix

River Ridge
Birmingham, AL	158,755	11/02	2001	14,500,000	14	Best Buy Linens N Things Staples Cost Plus
River Run
Miramar, FL	93,643	04/03	1989	6,490,000	29	Publix Walgreen's
Riverdale Shops
West Springfield, MA	273,928	08/03	1985/2003	23,200,000	31	Kohl's Stop N Shop
Riverstone Plaza
Canton, GA	302,024	04/02	1998	17,600,000	59	Belks Publix
Rosedale Shopping Center
Huntersville, NC	94,248	12/02	2000	13,300,000	34	Harris Teeter CVS
Route 22 Retail Shopping Center
Union, NJ	110,453	07/03	1997	11,296,782	3	Circuit City Babies 'R Us Furniture King

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Sand Lake Corners
Orlando, FL	189,741	05/01	1998/2000	$ 11,900,000	42	Bealls Staples PETsMART
Sandy Plains Village
Roswell, GA	175,035	05/03	1978/93/95	9,900,000	31	Kroger Stein Mart
Sarasota Pavilion
Sarasota, FL	324,140	01/02	1999	21,000,000	32	Publix Bed, Bath & Beyond Stein Mart
Sexton Commons
Fuquay Varina, NC	49,097	08/02	2002	4,400,000	8	Harris Teeter

Sharon Greens
Cumming, GA	98,317	05/02	2001	6,500,000	26	Kroger

Sheridan Square
Dania, FL	67,425	02/03	1991	3,600,000	15	Publix

Shoppes at Citiside
Charlotte, NC	75,478	12/02	2002	5,600,000	17	Bi-Lo Grocery

Shoppes at Lake Dow
McDonough, GA	73,271	06/03	2002	6,100,000	17	Publix

Shoppes at Lake Mary
Lake Mary, FL	69,843	08/02	2001	6,250,000	15	Staples Gator's Dockside
Shoppes at New Tampa
Wesley Chapel, FL	158,342	12/02	2002	10,600,000	26	Publix Bealls
Shoppes at Oliver's Crossing
Winston-Salem, NC	76,512	11/03	2003	--	16	Lowe's Foods Dollar Tree
Shoppes at Paradise Pointe
Ft Walton Beach, FL	84,070	05/03	1987/2000	6,420,000	21	Publix

Shoppes of Ellenwod
Ellenwood, GA	67,721	10/03	2003	--	15	Publix

Shoppes of Golden Acres
Newport Richey, FL	76,371	02/02	2002	--	19	Publix

Shoppes of Lithia
Brandon, FL	71,430	10/03	2003	--	12	Publix

Shoppes on the Circle
Dothan, AL	149,085	11/02	2000	12,092,237	24	Old Navy PETsMART TJ Maxx Office Max
Shoppes on the Ridge
Lake Wales, FL	91,165	12/02 11/03	2003	--	7	Publix
Skyview Plaza
Orlando, FL	281,247	09/01	1994/1998	10,875,000	34	Publix Kmart Circuit City

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Sony Theatre Complex
East Hanover, NJ	70,549	05/03	1993	$6,445,000	6	Lowe's Cinema Chuck E Cheese
Southampton Village
Tyrone, GA	77,900	11/02	2003	--	14	Publix

Southlake Pavilion
Morrow, GA	525,162	12/01	1996/2001	36,213,648	40	Ashley's Furniture

Southlake Shopping Center
Cornelius, NC	131,247	11/02	2001	7,590,548	27	Stein Mart Harris Teeter
Southwood Plantation
Tallahassee, FL	62,700	10/02	2003	--	6	Publix

Spring Mall Center
Springfield, VA	56,511	08/03	1995/2001	5,765,000	3	Bassett Furniture Michaels
Springfield Park
Lawrenceville, GA	105,321	01/03	1992/2000	5,600,000	17	Hobby Lobby L.A. Fitness
Squirewood Village
Dandridge, TN	46,150	10/03	2003	--	7	Food City

Steeplechase Plaza
Ocala, FL	87,380	12/01	1993	4,651,350	19	Publix Walgreens Bealls
Stonebridge Square
Roswell, GA	160,104	10/01 06/02	2002	10,900,000	17	Kohl's Linens N Things
Stonecrest Marketplace
Lithonia, GA	264,447	02/03	2002	19,075,000	25	Ross Stores Marshall's Babies "R" Us Linens N Things
Suwanee Crossroads
Suwanee, GA	69,500	02/03	2002	6,670,000	29	(1)

Sycamore Commons
Matthews, NC	256,523	07/02	2002	20,000,000	35	Dick's Sporting Goods Circuit City
Target Center
Columbia, SC	79,253	04/02	2002	4,192,000	3	Office Max Michaels Linens N Things
Tequesta Shoppes Plaza
Tequesta, FL	109,937	01/03	1986	5,200,000	23	Publix Bealls
Town & Country
Knoxville, TN	639,135	05/03	1985/87/97	30,900,000	58	Lowe's Home Improvement Carmike Cinema
Town Center Commons
Kennesaw, GA	72,108	07/99	1998	4,750,000	13	J.C. Penney Lifeway Christian Store
Turkey Creek I & II
Knoxville, TN	284,224	01/02	2001	19,169,000	33	Goody's Linens N Things Ross Stores

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Multi-Tenant Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Universal Plaza
Lauderhill, FL	49,816	01/02	2002	$ 4,970,000	23	Eckerd Drug Store Ruby Tuesday
Valley Park Commons
Hagerstown, MD	89,579	03/03	1993	6,770,000	10	Martin's Foods

Venture Pointe
Duluth, GA	334,620	12/01	1996	14,474,000	12	Kohl's Babies 'R' Us Goody's Hobby Lobby Ashley's Furniture
Village Center
Mt. Pleasant, WI	217,103	03/03	2003	13,200,000	14	Jewel Kohl's
Village Crossing
Skokie, IL	427,722	05/03	1989	44,000,000	43	Best Buy Crown Theaters
Village Square at Golf
Boynton Beach, FL	134,894	11/02	1983/2002	10,200,000	48	Publix
Wakefield Crossing
Raleigh, NC	75,929	08/02	2001	5,920,000	19	Food Lion
Walk at Highwoods I
Tampa, FL	133,940	07/02	2001	13,230,000	26	Linens N Things Circuit City Michaels Stores
Ward's Crossing
Lynchburg, VA	80,918	06/02	2001	6,090,000	11	Bed, Bath & Beyond Michaels Pier 1
Watercolor Crossing
Tallahassee, FL	43,200	03/03 12/03	2003	--	6	Publix
Waterfront Marketplace/Town Center
Homestead, PA	755,407	11/03	2003	71,961,959	60	Lowe's Cinema
West Falls Plaza
West Paterson, NJ	88,913	05/03	1995	11,075,000	3	A&P Computer City
West Oaks
Ocoee, FL	66,539	03/01	2000	4,900,000	11	Michaels PETsMART
Westside Centre
Huntsville, AL	490,784	04/03	2002	29,350,000	31	(1)

Willoughby Hills Shopping Center
Willoughby Hills, OH	359,414	06/03	1985	14,480,310	14	Giant Eagle Sam's Club
Windsor Court
Windsor Court CT	78,480	02/03	1993	8,015,000	7	Stop & Shop

Winslow Bay Commons
Morresville, NC	255,598	11/03	2003	--	28	Ross Stores Linens N Things Dick's Sporting Goods TJ Maxx
Woodstock Square
Atlanta, GA	218,819	06/01	2001	20,700,000	23	Kohl's Old Navy Office Max

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Office

Logger Head Junction
Sarasota, FL	4,711	02/02	1980/1984	$ --	8	Manatee-Pinellas Title Co.

Single-User Retail

BJ'S Wholesale Club
Charlotte, NC	99,792	05/03	2002	7,116,600	1	BJ's Wholesale Club

Bass Pro Outdoor World
Dania Beach, FL	165,000	06/02	1999	9,100,000	1	Bass Pro Outdoor World

Bank First
Winter Park, FL	3,348	09/03	1990	--	1	Bank First

Bi-Lo - Northside Plaza
Greenwood, SC	41,581	10/03	1999	--	1	Bi-Lo Grocery

Bi-Lo - Shelmore
Mt. Pleasant, SC	61,705	05/03	2002	6,350,000	1	Bi-Lo Grocery

Bi-Lo - Sylvania
Sylvania, GA	36,000	05/03	2002	2,420,000	1	Bi-Lo Grocery

Circuit City - Cary
Cary, NC	27,891	09/02	2000	3,280,000	1	Circuit City

Circuit City - Culver City
Culver City CA	32,873	09/03	1998	4,812,940	1	Circuit City

Circuit City - Highland Ranch
Highland Ranch, CO	43,480	09/03	1998	3,159,640	1	Circuit City

Circuit City - Olympia
Olympia WA	35,776	09/03	1998	3,159,640	1	Circuit City

Circuit City-Rome
Rome, GA	33,056	06/02	2001	2,470,000	1	Circuit City

Circuit City - Vero Beach
Vero Beach, FL	33,243	06/02	2001	3,120,000	1	Circuit City

Eckerd Drug Store - #0234
Marietta, GA	10,880	05/03	1997	1,161,350	1	Eckerd Drug Store

Eckerd Drug Store - #0444
Gainesville, GA	10,594	05/03	1997	1,128,600	1	Eckerd Drug Store

Eckerd Drug Store - #0818
Ft. Worth, TX	10,908	05/03	1997	1,540,000	1	Eckerd Drug Store

Eckerd Drug Store - #0862
Wichita Falls, TX	9,504	05/03	1997	1,203,350	1	Eckerd Drug Store

Eckerd Drug Store - #0943
Richardson, TX	10,560	05/03	1997	1,338,350	1	Eckerd Drug Store

Eckerd Drug Store - #0963
Richardson, TX	10,560	05/03	1997	1,316,400	1	Eckerd Drug Store

Eckerd Drug Store - #0968
Wichita Falls, TX	9,504	05/03	1997	1,035,700	1	Eckerd Drug Store

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Single-User Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Eckerd Drug Store - #0980
Dallas, TX	9,504	05/03	1997	$ 1,096,600	1	Eckerd Drug Store

Eckerd Drug Store - #2320
Snellville, GA	10,594	05/03	1997	1,271,000	1	Eckerd Drug Store

Eckerd Drug Store - #2506
Dallas, TX	9,504	05/03	1997	1,177,000	1	Eckerd Drug Store

Eckerd Drug Store - #3072
Richland Hills, TX	10,908	05/03	1997	1,521,350	1	Eckerd Drug Store

Eckerd Drug Store - #3152
Lake Worth, TX	9,504	05/03	1997	1,021,500	1	Eckerd Drug Store

Eckerd Drug Store - #3169
River Oaks, TX	10,908	05/03	1997	1,545,700	1	Eckerd Drug Store

Eckerd Drug Store - #3192
Tyler, TX	9,504	05/03	1997	845,200	1	Eckerd Drug Store

Eckerd Drug Store - #3338
Kissimmee, FL	10,880	05/03	1997	1,406,800	1	Eckerd Drug Store

Eckerd Drug Store - #3350
Oklahoma City OK	9,504	05/03	1997	1,005,100	1	Eckerd Drug Store

Eckerd Drug Store - #3363
Ft. Worth, TX	9,504	05/03	1997	941,000	1	Eckerd Drug Store

Eckerd Drug Store - #3449
Lawrenceville, GA	9,504	05/03	1997	1,120,000	1	Eckerd Drug Store

Eckerd Drug Store - #3528
Plano, TX	10,908	05/03	1997	1,445,000	1	Eckerd Drug Store

Eckerd Drug Store - #5018
Amherst NY	10,908	01/03	2000	1,581,660	1	Eckerd Drug Store

Eckerd Drug Store - #5661
Buffalo NY	12,732	01/03	2000	1,777,076	1	Eckerd Drug Store

Eckerd Drug Store - #5786
Dunkirk NY	10,908	01/03	2000	905,364	1	Eckerd Drug Store

Eckerd Drug Store - #5797
Cheektowaga NY	10,908	01/03	2000	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6007
Connelsville, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6036
Pittsburgh, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6040
Monroeville, PA	12,738	01/03	1998	1,910,700	1	Eckerd Drug Store

Eckerd Drug Store - #6043
Monroeville, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6062
Harborcreek, PA	10,908	01/03	1999	1,418,040	1	Eckerd Drug Store

Eckerd Drug Store - #6089
Weirton, WV	10,908	01/03	2000	1,374,408	1	Eckerd Drug Store

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Single-User Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Eckerd Drug Store - #6095
Cheswick, PA	10,908	01/03	2000	$ 1,570,752	1	Eckerd Drug Store

Eckerd Drug Store - #6172
New Castle, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6193
Erie, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6199
Millcreek, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6257
Millcreek, PA	10,908	01/03	1999	640,000	1	Eckerd Drug Store

Eckerd Drug Store - #6286
Erie, PA	10,908	01/03	1999	1,601,450	1	Eckerd Drug Store

Eckerd Drug Store - #6334
Erie, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6392
Penn, PA	10,908	01/03	2000	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - #6695
Plum Borough, PA	10,908	01/03	1999	1,636,200	1	Eckerd Drug Store

Eckerd Drug Store - Blackstock
Spartanburg, SC	10,908	08/02	2002	--	1	Eckerd Drug Store

Eckerd Drug Store - Concord
Concord, NC	10,908	04/02	2002	--	1	Eckerd Drug Store

Eckerd Drug Store - Gaffney
Gaffney, SC	13,813	12/02	2003	--	1	Eckerd Drug Store

Eckerd Drug Store - Greenville
Greenville, SC	10,908	11/01	2001	1,540,400	1	Eckerd Drug Store

Eckerd Drug Store - Perry Creek
Raleigh, NC	10,908	09/02	2003	--	1	Eckerd Drug Store

Eckerd Drug Store - Piedmont
Piedmont, SC	10,908	02/03	2000	1,100,000	1	Eckerd Drug Store

Eckerd Drug Store - Spartanburg
Spartanburg, SC	10,908	12/01	2001	1,541,600	1	Eckerd Drug Store

Eckerd Drug Store - Tega Cay
Tega Cay, SC	13,824	04/02	2002	--	1	Eckerd Drug Store

Eckerd Drug Store - Woodruff
Woodruff, SC	13,824	07/02	2002	--	1	Eckerd Drug Store

Goody's Shopping Center
Augusta, GA	22,560	05/03	1999	1,185,000	1	Goody's

Jo-Ann Fabrics
Alpharetta, GA	44,418	06/01	2000	2,450,000	1	Jo-Ann Fabrics

Just for Feet - Augusta
Augusta, GA	22,115	02/02	1999	1,668,000	1	Just For Feet

Just For Feet - Covington
Covington LA	20,116	02/02	1999	1,885,000	1	Just For Feet

Just for Feet - Daytona
Daytona Beach, FL	22,255	08/01	1998	2,000,000	1	Just For Feet

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Single-User Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

K-Mart
Macon, GA	102,098	02/01	2000	$ 4,655,000	1	(2)

Kroger - Cincinnati
Cincinnati, OH	56,634	09/03	1998	3,969,240	1	Kroger

Kroger - Grand Prairie
Grand Prairie, TX	64,522	09/03	1998	3,086,160	1	Kroger

Kroger - Westchester
Westchester, OH	56,083	09/03	1998	2,475,440	1	Kroger

Lowe's Home Improvement - Baytown
Baytown, TX	125,357	09/03	1998	6,098,840	1	Lowe's Home Improvement

Lowe's Home Improvement - Cullman
Cullman, AL	101,287	09/03	1998	4,737,480	1	Lowe's Home Improvement

Lowe's Home Improvement - Houston
Houston, TX	131,644	09/03	1998	6,392,760	1	Lowe's Home Improvement

Lowe's Home Improvement - Steubenville
Steubenville, OH	130,497	09/03	1998	6,060,560	1	Low''s Home Improvement

Lowe's Home Improvement
Warner Robbins, GA	131,575	02/01	2000	4,845,000	1	Lowe's Home Improvement

Manchester Broad Street
Manchester, CT	68,509	10/03	1995/2003	7,205,000	1	Stop N Shop

PETsMART - Chattanooga
Chattanooga, TN	26,040	04/01	1995	1,303,800	1	PETsMART

PETsMART - Daytona Beach
Daytona Beach, FL	26,194	04/01	1996	1,361,200	1	PETsMART

PETsMART - Fredricksburg
Fredricksburg, VA	26,067	04/01	1997	1,435,000	1	PETsMART

Rainbow Foods - Garland
Garland, TX	70,576	12/02	1994	--	1	(2)

Rainbow Foods - Rowlett
Rowlett, TX	63,117	11/02	1995/2001	--	1	(2)

Seekonk Town Center
Seekonk, MA	80,713	10/03	2003	6,100,000	1	Stop 'N Shop

Super Wal-Mart - Alliance
Alliance, OH	200,084	09/03	1998	8,450,640	1	Wal-Mart

Super Wal-Mart - Greenville
Greenville, SC	200,084	09/03	1998	9,048,160	1	Wal-Mart

Super Wal-Mart - Winston-Salem
Winston-Salem, NC	204,931	09/03	1998	10,030,020	1	Wal-Mart

Vision Works
Plantation, FL	6,891	07/03	1989	--	1	Vision Works, Inc.

Walgreens
Port Huron, MI	14,998	08/03	2000	2,397,000	1	Walgreens

	Gross			Amount of	No. of
	Leasable			Mortgages	Tenants
	Area	Date	Year Built /	Payable at	as of	Major
Single-User Retail	(Sq. Ft.)	Acquired	Renovated	12/31/2003	12/31/2003	Tenants*

Wal-Mart/Sam's Club
Worcester, MA	107,929	09/03	1998	$ 7,938,480	1	Sam's Club

Development and Earnout Projects (3)

Fayette Pavilion III Fayetteville, GA	N/A	07/03	N/A	--	--

Fountains Plantation, FL	N/A	02/03	N/A	--	--

Hiram Pavilion Hiram, GA	N/A	05/03	N/A	--	--

Northlake Commons Palm Beach Gardens, FL	N/A	07/03	N/A	--	--

Redbud Commons Gastonia, NC	N/A	06/03	N/A	--	--

Shoppes of Golden Acres II Newport Richey, FL	N/A	02/02	N/A	--	--

Southampton Village Tyrone GA	N/A	11/02	N/A	--	--

Southlake Pavilion Morrow, GA	N/A	12/01	N/A	--	--

Turkey Creek II Knoxville, TN	N/A	07/03	N/A	--	--

Watercolor Crossing Tallahassee, FL	N/A	03/03	N/A	--	--

Westside Centre Shopping Center Huntsville, AL	N/A	04/03	N/A	--	--

Total	31,640,831			$2,009,258,385
	=========			===========

(1)	No one single tenant exceeds 10% of the gross leasable area.

(2)	A tenant in this propery has filed a bankruptcy petition, rejected its lease and the space has not been re-leased.

(3)

Earnouts are agreements with certain sellers obligating us to pay additional amounts based on a predetermined formula applied to rental income to be received from specific tenants, when those tenants occupy their space and begin to pay rent.

*	Major tenants include tenants leasing more than 10% of the gross leasable area of a property.

**	Birkdale's GLA (gross leasable area) includes retail, office and apartments. Major tenants listed are part of the retail space only.

NOTE	See Schedule III, in Item 8, Consolidated Financial Statements and Supplementary Data for initial property costs.

The majority of income from our properties consists of rent received under long-term leases. Most of the leases provide for the monthly payment of fixed minimum rent in advance and for payment by tenants of a pro rata share of real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the shopping center. Some of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

The following table lists the approximate physical occupancy levels for our investment properties as of December 31, 2003, 2002 and 2001. N/A indicates that the property was not owned by us at the end of the year.
		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
440 Commons	Jersey City, NJ	100	N/A	N/A
Aberdeen Square	Boynton Beach, FL	100	100*	96*
Abernathy Square	Atlanta, GA	99	91	92
Acworth Avenue Retail Shopping Center	Acworth, GA	73	73	N/A
Albertsons at Bloomingdale Hills	Brandon, FL	100	N/A	N/A
Anderson Central	Anderson, SC	99	99	100
BJ's Wholesale Club	Charlotte, NC	100	N/A	N/A
Bank First	Winter Park, FL	100	N/A	N/A
Barrett Pavilion	Kennesaw, GA	100	N/A	N/A
Bartow Marketplace	Cartersville, GA	100	100	99
Bass Pro Outdoor World	Dania Beach, FL	100	100	N/A
Bellevue Place Shopping Center	Nashville, TN	94*	N/A	N/A
Bi-Lo Asheville	Asheville, NC	97	N/A	N/A
Bi-Lo - Northside Plaza	Greenwood, SC	100	N/A	N/A
Bi-Lo - Shelmore	Mt. Pleasant, SC	100	N/A	N/A
Bi-Lo - Southern Pines	Southern Pines, NC	88*	N/A	N/A
Bi-Lo - Sylvania	Sylvania, GA	100	N/A	N/A
Birkdale Village	Charlotte, NC	78*	N/A	N/A
Boynton Commons	Boynton Beach, FL	100	100	100*
Brandon Blvd. Shoppes	Brandon, FL	100	89*	93*
Brick Center Plaza	Brick, NJ	100	N/A	N/A
Bridgewater Marketplace	Orlando, FL	91	96	97*
Camfield Corners	Charlotte, NC	96	N/A	N/A
Camp Hill Center	Harrisburg, PA	100	N/A	N/A
Capital Crossing	Raleigh, NC	100	N/A	N/A
Carlisle Commons	Carlisle, PA	99	N/A	N/A
Cascades Marketplace	Sterling, VA	100	N/A	N/A
Casselberry Commons	Casselberry, FL	90	94	92*
Cedar Springs Crossing	Spartanburg, SC	100	N/A	N/A
Chatham Crossing	Siler City, NC	95	100	N/A
Chesterfield Crossings	Richmond, VA	100	100	N/A
Chickasaw Trails Shopping Center	Orlando, FL	100	100	100
Circuit City - Cary	Cary, NC	100	100	N/A
Circuit City - Culver City	Culver City, CA	100	N/A	N/A
Circuit City - Highland Ranch	Highland Ranch, CO	100	N/A	N/A
Circuit City - Olympia	Olympia, WA	100	N/A	N/A
Circuit City - Rome	Rome, GA	100	100	N/A
Circuit City - Vero Beach	Vero Beach, FL	100	100	N/A
Circuit City Plaza	Orlando, FL	90	100*	N/A
Citrus Hills	Citrus Hills, FL	94	91*	100*
City Crossing	Warner Robins, GA	100	100*	N/A

		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
Clayton Corners	Clayton, NC	94*	97*	N/A
Clearwater Crossing	Flowery Branch, GA	93	N/A	N/A
Colonial Promenade Bardmore Center	Largo, FL	89	N/A	N/A
Columbia Promenade	Kissimmee, FL	100	93*	98*
Columbiana Station	Columbia, SC	92	98	N/A
Commonwealth Center II	Richmond, VA	94*	N/A	N/A
CompUSA Retail Center	Newport News, VA	100	100	N/A
Concord Crossing	Concord, NC	100	N/A	N/A
Conway Plaza	Orlando, FL	100	99	100*
Cortez Plaza	Bradenton, FL	93*	N/A	N/A
CostCo Plaza	White Marsh, MD	100	N/A	N/A
Countryside	Naples, FL	86	85	85
Cox Creek	Florence, AL	100*	100*	N/A
Creeks at Virginia Center	Richmond, VA	99	N/A	N/A
Creekwood Crossing (V)	Bradenton, FL	55	100	96
Crossroads Plaza	Lumberton, NJ	100	N/A	N/A
Crystal Springs Shopping Center	Crystal Springs, FL	100	100*	N/A
Denbigh Village Shopping Center	Newport News, VA	90*	N/A	N/A
Douglasville Pavilion	Douglasville, GA	100*	100	100*
Downtown Short Pump	Richmond, VA	96*	N/A	N/A
Duvall Village	Bowie, MD	99*	100*	N/A
East Hanover Plaza	East Hanover, NJ	100	N/A	N/A
Eckerd Drug Store #0234	Marietta, GA	100	N/A	N/A
Eckerd Drug Store #0444	Gainsville, GA	100	N/A	N/A
Eckerd Drug Store #0818	Ft. Worth, TX	100	N/A	N/A
Eckerd Drug Store #0862	Wichita Falls, TX	100	N/A	N/A
Eckerd Drug Store #0943	Richardson, TX	100	N/A	N/A
Eckerd Drug Store #0963	Richardson, TX	100	N/A	N/A
Eckerd Drug Store #0968	Wichita Falls, TX	100	N/A	N/A
Eckerd Drug Store #0980	Dallas, TX	100	N/A	N/A
Eckerd Drug Store #2320	Snellville, GA	100	N/A	N/A
Eckerd Drug Store #2506	Dallas, TX	100	N/A	N/A
Eckerd Drug Store #3072	Richland Hills, TX	100	N/A	N/A
Eckerd Drug Store #3152	Lake Worth, TX	100	N/A	N/A
Eckerd Drug Store #3169	River Oaks, TX	100	N/A	N/A
Eckerd Drug Store #3192	Tyler, TX	100	N/A	N/A
Eckerd Drug Store #3338	Kissimmee, FL	100	N/A	N/A
Eckerd Drug Store #3350	Oklahoma City, OK	100	N/A	N/A
Eckerd Drug Store #3363	Ft. Worth, TX	100	N/A	N/A
Eckerd Drug Store #3449	Lawrenceville, GA	100	N/A	N/A
Eckerd Drug Store #3528	Plano, TX	100	N/A	N/A
Eckerd Drug Store #5018	Amherst, NY	100	N/A	N/A
Eckerd Drug Store #5661	Buffalo, NY	100	N/A	N/A
Eckerd Drug Store #5786	Dunkirk, NY	100	N/A	N/A
Eckerd Drug Store #5797	Cheektowaga, NY	100	N/A	N/A
Eckerd Drug Store #6007	Connelsville, PA	100	N/A	N/A
Eckerd Drug Store #6036	Pittsburgh, PA	100	N/A	N/A
Eckerd Drug Store #6040	Monroeville, PA	100	N/A	N/A
Eckerd Drug Store #6043	Monroeville, PA	100	N/A	N/A
Eckerd Drug Store #6062	Harborcreek, PA	100	N/A	N/A

		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
Eckerd Drug Store #6089	Weirton, WV	100	N/A	N/A
Eckerd Drug Store #6095	Cheswick, PA	100	N/A	N/A
Eckerd Drug Store #6172	New Castle, PA	100	N/A	N/A
Eckerd Drug Store #6193	Erie, PA	100	N/A	N/A
Eckerd Drug Store #6199	Millcreek, PA	100	N/A	N/A
Eckerd Drug Store #6257	Millcreek, PA	100	N/A	N/A
Eckerd Drug Store #6286	Erie, PA	100	N/A	N/A
Eckerd Drug Store #6334	Erie, PA	100	N/A	N/A
Eckerd Drug Store #6392	Penn, PA	100	N/A	N/A
Eckerd Drug Store #6695	Plum Borough, PA	100	N/A	N/A
Eckerd Drug Store - Blackstock	Spartanburg, SC	100	100	N/A
Eckerd Drug Store - Concord	Concord, NC	100	100	N/A
Eckerd Drug Store - Gaffney	Gaffney, SC	100	N/A	N/A
Eckerd Drug Store - Greenville	Greenville, SC	100	100	100
Eckerd Drug Store - Perry Creek	Raleigh, NC	100	N/A	N/A
Eckerd Drug Store - Piedmont	Piedmont, SC	100	N/A	N/A
Eckerd Drug Store - Spartanburg	Spartanburg, SC	100	100	100
Eckerd Drug Store - Tega Cay	Tega Cay, SC	100	100	N/A
Eckerd Drug Store - Woodruff	Woodruff, SC	100	100	N/A
Edgewater Town Center	Edgewater, NJ	87	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	99*	97*	91*
Fayette Pavilion I & II	Fayetteville, GA	97	N/A	N/A
Fayette Pavilion III	Fayetteville, GA	99	N/A	N/A
Fayetteville Pavilion	Fayetteville, NC	100	100*	100*
Flamingo Falls	Pembroke Pines, FL	100	N/A	N/A
Forest Hills Centre	Wilson, NC	100	97*	N/A
Forestdale Plaza	Jamestown, NC	86*	85*	N/A
Fountains (NR)	Plantation, FL	79	N/A	N/A
Gateway Market Center	St. Petersburg, FL	95	90	83
Gateway Plaza - Conway	Conway, SC	100*	96*	N/A
Gateway Plaza - Jacksonville	Jacksonville, NC	91*	96*	N/A
Glenmark Shopping Center	Morgantown, WV	100	N/A	N/A
Golden Gate	Greensboro, NC	93	90	N/A
Goldenrod Groves	Orlando, FL	90	90	N/A
Goody's Shopping Center	Augusta, GA	100	N/A	N/A
Hairston Crossing	Decatur, GA	100	100*	N/A
Hampton Point	Taylors, SC	97	100	N/A
Harundale Plaza	Glen Burnie, MD	100*	97*	N/A
Heritage Pavilion	Smyrna, GA	100	N/A	N/A
Hilliard Rome	Columbus, OH	100	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	100	100*	N/A
Hiram Pavilion	Hiram, GA	95	N/A	N/A
Houston Square	Warner Robins, GA	96*	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	100	100	100
Jones Bridge Plaza	Norcross, GA	100	96*	N/A
Just for Feet - Augusta	Augusta, GA	100	100	N/A
Just for Feet - Covington	Covington, LA	100	100	N/A
Just for Feet - Daytona	Daytona Beach, FL	100	100	100
Kensington Place	Murfreesboro, TN	95	N/A	N/A
Killearn Shopping Center	Tallahassee, FL	100	N/A	N/A

		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
K-Mart (V)	Macon, GA	0	100	100
Kroger - Cincinnati	Cincinnati, OH	100	N/A	N/A
Kroger- Grand Prairie	Grand Prairie, TX	100	N/A	N/A
Kroger - Westchester	Westchester, OH	100	N/A	N/A
Lake Olympia Square	Ocoee, FL	96	97	93
Lake Walden Square (V)	Plant City, FL	55	94	95
Lakeview Plaza	Kissimmee, FL	100	98	N/A
Lakewood Ranch	Bradenton, FL	100	98*	N/A
Largo Town Center	Upper Marlboro, MD	98	N/A	N/A
Lexington Place	Lexington, SC	100	N/A	N/A
Logger Head Junction	Sarasota, FL	63	81	N/A
Loisdale Center	Springfield, VA	100	N/A	N/A
Lowe's Home Improvement	Warner Robbins, GA	100	100	100
Lowe's Home Improvement - Baytown	Baytown, TX	100	N/A	N/A
Lowe's Home Improvement - Cullman	Cullman, AL	100	N/A	N/A
Lowe's Home Improvement - Houston	Houston, TX	100	N/A	N/A
Lowe's - Home Improvement - Steubenville	Steubenville, OH	100	N/A	N/A
Manchester Broad Street	Manchester, CT	100	N/A	N/A
Market Square	Douglasville, GA	96*	N/A	N/A
Marketplace at Millcreek	Buford, GA	94*	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	99	97	N/A
Meadowmont Village Center	Chapel Hill, NC	76*	76*	N/A
Melbourne Shopping Center	Melbourne, FL	90	97	N/A
Merchants Square	Zephyrhills, FL	96	100	100
Middletown Village	Middletown, RI	87*	N/A	N/A
Midway Plaza	Tamarac, FL	92*	N/A	N/A
Monroe Shopping Center	Monroe, NC	100	N/A	N/A
Naugatuck Valley Shopping Center	Waterbury, CT	100	N/A	N/A
Newnan Pavilion	Newnan, GA	98	98	N/A
North Aiken Bi-Lo Center	Aiken, SC	100	100	N/A
North Hill Commons	Anderson, SC	100	N/A	N/A
Northlake Commons	Palm Beach Gardens, FL	82*	N/A	N/A
Northpoint Marketplace	Spartanburg, SC	84*	90*	N/A
Oak Summit	Winston-Salem, NC	96	N/A	N/A
Oakley Plaza	Asheville, NC	97	N/A	N/A
Oleander Shopping Center	Wilmington, NC	100	100	N/A
Overlook at King of Prussia	King of Prussia, PA	100	N/A	N/A
Paradise Place	West Palm Beach, FL	96	N/A	N/A
Paraiso Plaza	Hialeah, FL	88	N/A	N/A
PETsMART - Chattanooga	Chattanooga, TN	100	100	100
PETsMART - Daytona Beach	Daytona Beach, FL	100	100	100
PETsMART - Fredricksburg	Fredricksburg, VA	100	100	100
Plant City Crossing	Plant City, FL	98*	93*	N/A
Plaza Del Paraiso	Miami, FL	100	N/A	N/A
Pleasant Hill	Duluth, GA	98	96*	97*
Pointe at Tampa Palms	Tampa, FL	100	N/A	N/A
Presidential Commons	Snellville, GA	100	100	N/A
Publix Brooker Creek	Palm Harbor, FL	99	N/A	N/A
Rainbow Foods - Garland (V)	Garland, TX	0	100	N/A

		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
Rainbow Foods - Rowlett (V)	Rowlett, TX	0	100	N/A
River Ridge	Birmingham, AL	100	100	N/A
River Run	Miramar, FL	99*	N/A	N/A
Riverdale Shops (V)	West Springfield, MA	96	N/A	N/A
Riverstone Plaza	Canton, GA	99	99*	N/A
Rosedale Shopping Center	Huntersville, NC	96*	96*	N/A
Route 22 Retail Shopping Center	Union, NJ	100	N/A	N/A
Sand Lake Corners	Orlando, FL	97	99*	97*
Sandy Plains Village	Roswell, GA	92	N/A	N/A
Sarasota Pavilion	Sarasota, FL	99	100*	N/A
Seekonk Town Center	Seekonk, MA	100	N/A	N/A
Sexton Commons	Fuquay Varina, NC	100*	91*	N/A
Sharon Greens	Cumming, GA	82*	82*	N/A
Sheridan Square	Dania, FL	93	N/A	N/A
Shoppes at Citiside	Charlotte, NC	95*	90*	N/A
Shoppes at Lake Dow	McDonough, GA	91*	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	94	100*	N/A
Shoppes at New Tampa	Wesley Chapel, FL	98*	94*	N/A
Shoppes at Oliver's Crossing	Winston-Salem, NC	78*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Walton Beach, FL	81*	N/A	N/A
Shoppes of Ellenwood	Ellenwood, GA	95	N/A	N/A
Shoppes of Golden Acres	Newport Richey, FL	96	74	N/A
Shoppes of Lithia	Brandon, FL	100	N/A	N/A
Shoppes on the Circle	Dothan, AL	97*	96*	N/A
Shoppes on the Ridge	Lake Wales, FL	Dev	N/A	N/A
Skyview Plaza	Orlando, FL	99	100	100
Sony Theatre Complex	East Hanover, NJ	100	N/A	N/A
Southampton Village	Tyrone, GA	Dev	N/A	N/A
Southlake Pavilion	Morrow, GA	100	99*	100*
Southlake Shopping Center	Cornelius, NC	99*	97*	N/A
Southwood Plantation	Tallahassee, FL	98	N/A	N/A
Spring Mall Center	Springfield, VA	100	N/A	N/A
Springfield Park	Lawrenceville, GA	100	N/A	N/A
Squirewood Village	Dandridge, TN	86	N/A	N/A
Steeplechase Plaza	Ocala, FL	93	100	100*
Stonebridge Square	Roswell, GA	100	99	N/A
Stonecrest Marketplace	Lithonia, GA	97*	N/A	N/A
Super Wal-Mart - Alliance	Alliance, OH	100	N/A	N/A
Super Wal-Mart - Greenville	Greenville, SC	100	N/A	N/A
Super Wal-Mart - Winston-Salem	Winston-Salem, NC	100	N/A	N/A
Suwanee Crossroads	Suwanee, GA	94*	N/A	N/A
Sycamore Commons	Matthews, NC	96*	93*	N/A
Target Center	Columbia, SC	100	100	N/A
Tequesta Shoppes Plaza	Tequesta, FL	93*	N/A	N/A
Town & Country	Knoxville, TN	99	N/A	N/A
Town Center Commons	Kennesaw, GA	94	93	93
Turkey Creek I & II	Knoxville, TN	92	100*	N/A
Universal Plaza	Lauderhill, FL	95	99*	N/A
Valley Park Commons	Hagerstown, MD	89	N/A	N/A

		December
		2003	2002	2001
Name	Location	(%)	(%)	(%)
Venture Pointe	Duluth, GA	100	100*	100*
Village Center	Mt. Pleasant, WI	95*	N/A	N/A
Village Crossing	Skokie, IL	99*	N/A	N/A
Village Square at Golf	Boynton Beach, FL	95*	92	N/A
Vision Works	Plantation, FL	100	N/A	N/A
Wakefield Crossing	Raleigh, NC	88*	98*	N/A
Walgreens	Port Huron, MI	100	N/A	N/A
Walk at Highwoods I	Tampa, FL	100*	96*	N/A
Wal-Mart/Sam's Club	Worcester, MA	100	N/A	N/A
Ward's Crossing	Lynchburg, VA	98*	98*	N/A
Watercolor Crossing	Tallahassee, FL	Dev	N/A	N/A
Waterfront Marketplace/Town Center	Homestead, PA	100	N/A	N/A
West Falls Plaza	West Paterson, NJ	100	N/A	N/A
West Oaks	Ocoee, FL	100	95	100
Westside Centre	Huntsville, AL	89*	N/A	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	100	N/A	N/A
Windsor Court Shopping Center	Windsor Court, CT	100	N/A	N/A
Winslow Bay Commons	Mooresville, NC	90	N/A	N/A
Woodstock Square	Atlanta, GA	98	100*	99*
*

As part of the purchase of these properties, we are entitled to receive payments in accordance with master lease agreements for tenant space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. For those properties which are covered by a master lease agreement, our financial occupancy ranges from 87% to 100% as of December 31, 2003.

Dev	Development property.

(NR)

Our consolidated financial statements include the accounts of this investment property for which we have funded a mortgage note receivable, which is secured by the underlying property. As a result of the amount funded, we are considered the owner of the property for financial reporting purposes because we effectively maintain the risks and rewards of ownership due to the limited equity provided and the minimal risk of loss to be incurred by the borrower.

(V)	Property includes bankrupt tenant with greater than 10,000 square feet vacant.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for our shares of common stock. The per-share estimated value shall be deemed to be the offering price of the shares, which is $10.00 per share.

We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The distribution reinvestment program (DRP), subject to certain share ownership restrictions, will allow stockholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. Participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants for that price.

The share repurchase program (SRP), subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

We will make repurchases under the SRP, if requested, at least once quarterly in the order in which received. Funding for the SRP will come exclusively from proceeds that we receive from the sale of shares under the DRP and such other operating funds, if any, as our Board of Directors, at its sole discretion, may reserve for this purpose.

Our Board of Directors, at its sole discretion, may choose to terminate the SRP, or reduce the number of shares repurchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the Board of Directors to eliminate or reduce the SRP will require the unanimous affirmative vote of the independent directors.

We cannot guarantee that the funds set aside for the SRP will be sufficient to accommodate all requests made each year. If no funds are available for the SRP when repurchase is requested, the stockholder may: (i) withdraw the request; or (ii) ask that we honor the request at such time, if any, when funds are available. Such pending requests will be honored in the order in which received.

There is no requirement that stockholders sell their shares to us. The SRP is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or a merger with a listed company. No assurance can be given that any such liquidity event will occur.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws.

Stockholders

As of March 5, 2004 there were 59,061 stockholders of record.

Distributions

We have been paying monthly distributions since June 1999. The table below depicts the distribution levels from our inception. The rate shown is the annual per share amount.
Rate
(per share per annum)	Date Declared	Date Distributed
$.70	Jun 1, 1999	Jun 7, 1999
.73	Jul 1, 1999	Aug 1, 1999
.75	Nov 1, 1999	Dec 7, 1999
.76	Apr 1, 2000	May 7, 2000
.77	Aug 1, 2000	Sep 7, 2000
.78	Oct 1, 2000	Nov 7, 2000
.80	Dec 1, 2000	Jan 7, 2001
.81	Sep 1, 2001	Oct 7, 2001
.82	Apr 1, 2002	May 7, 2002
.83	Aug 1, 2002	Sep 7, 2002

We declared distributions to our stockholders per weighted average number of shares outstanding during the years ended December 31, 2003, 2002 and 2001 totaling $.83, $.83 and $.81, respectively. Of these amounts, $.51, $.52 and $.49 qualify as distributions taxable as ordinary income and $.32, $.31 and $.32 constitute a return of capital for Federal income tax purposes for the years ended December 31, 2003, 2002 and 2001, respectively.

In September 1998, the advisor purchased from us 20,000 shares for $10.00 per share, for an aggregate purchase price of $200,000, in connection with our organization. The advisor also made a capital contribution to our operating partnership, Inland Retail Real Estate Limited Partnership in the amount of $2,000 in exchange for 200 LP common units of the operating partnership. The 200 LP common units received by the advisor may be exchanged, at the option of the advisor for 200 shares. No selling commissions or other consideration was paid in connection with such sales, which were consummated without registration in Section 4(2) of the Act as transactions not involving any public offering.

Options to purchase an aggregate of 15,000 shares at an exercise price of $9.05 per share have been granted to the Independent Directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 shares by each of the independent directors plus options for 500 shares each on the date of the first annual stockholders meeting and 500 shares each on the date of each annual stockholders meeting thereafter). Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. None of such options have been exercised, therefore, no shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

We have registered, pursuant to registration statements under the Act, 280,000,000 common shares at $10.00 per share, subject to discounts in certain cases, which includes up to 20,000,000 shares at $9.50 per share pursuant to our DRP; 10,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant; and 10,000,000 shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share.

As of December 31, 2003, we sold the following securities in our offerings for the following aggregate offering prices.
●	213,679,534	Shares on a best effort basis for $2,131,268,605;
●	10,972,275	Shares pursuant to the DRP for $104,236,611;
●	8,550,767	Soliciting Dealer Warrants for $6,841;
●	0	Shares pursuant to the exercise of Soliciting Dealer Warrants;
		and repurchased the following securities for the following amounts:
●	(1,324,304)

Shares repurchased pursuant to the share repurchase program for $12,495,375, for a net total of 223,327,505 shares for $2,223,009,841 of gross offering proceeds from the offerings as of December 31, 2003.

The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000.

From February 11, 1999, which was the effective date of our first offering, through December 31, 2003, we incurred the following expenses in connection with the issuance and distribution of the registered securities:
E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$ 194,193,551	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	2,762,221	A
Other expenses paid to non-affiliates	18,098,685	A
Total expenses	$ 215,054,457
=========

The net offering proceeds for our offerings, after deducting the total expenses paid described above, are $2,008,155,384.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$ 81,180,133	A
Purchase of real estate, net of financing proceeds	1,139,977,115	A
Acquisition of other businesses	--	A
Repayment of indebtedness	546,090,102	A
Working capital (currently)	136,432,343	E
Temporary investments (currently)	104,475,691	A
Other uses	--	A

Of the amount used for purchases of real estate $10,502,117 was paid to affiliates of the advisor in connection with the acquisitions of properties from such affiliates. Pending purchase of real estate, we temporarily invest net offering proceeds in short-term, interest-bearing accounts.

Item 6.   Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

For the years ended December 31, 2003, 2002, 2001, 2000 and 1999

(not covered by the Independent Auditors' Report)
	2003	2002	2001	2000	1999

Total assets	$ 4,070,027,532	$ 1,767,688,359	$ 631,587,819	$ 218,187,913	$ 143,988,136

Mortgages payable	2,027,896,878	675,621,971	313,499,312	108,399,911	93,099,852

Total income	317,828,464	116,010,766	37,754,763	22,123,913	6,030,093

Net income	69,836,314	27,495,286	7,992,643	2,060,514	167,996

Net income per common share, basic and diluted (a)	.36	.39	.37	.24	.07

Distributions declared	160,350,811	58,061,491	17,491,342	6,615,454	1,396,861

Distributions paid	152,887,707	52,156,246	15,963,434	6,098,704	1,065,394

Distributions per common share (a)	.83	.83	.81	.77	.72

Funds From Operations (a)(b)	151,716,155	55,374,320	16,344,942	6,646,778	1,397,319

Cash flows provided by operating activities	149,081,183	55,594,392	17,426,634	5,364,584	2,647,680

Cash flows used in investing activities	(2,086,115,187)	(851,248,937)	(303,285,568)	(67,068,173)	(34,426,975)

Cash flows provided by financing activities	1,898,480,729	906,097,333	285,728,779	71,498,936	46,446,459

Weighted average number of common shares
outstanding, basic and diluted	192,874,787	70,243,809	21,682,783	8,590,250	2,522,628

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.
(a)

The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.83 per share distribution declared for the year ended December 31, 2003, represents 106% of our funds from operations or FFO. See Footnote (b) below for information regarding our calculation of FFO. Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the stockholder's shares. For the year ended December 31, 2003, $62,779,712 (or approximately 39.15% of the $160,350,811 distribution declared for 2003) represented a return of capital. The balance of the distribution constitutes ordinary income. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of the REIT's taxable income, or approximately $87,800,000 for 2003. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America (GAAP). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" (FFO), which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows:

	2003	2002	2001	2000	1999
Net income	$ 69,836,314	$27,495,286	$ 7,992,643	$2,060,514	$ 167,996
Depreciation	75,828,646	26,602,045	8,324,023	4,581,748	1,229,323
Amortization related to
investment properties	6,051,195	1,276,989	28,276	4,516	--
	------------	------------	------------	------------	------------
Funds From Operations	$151,716,155	$55,374,320	$16,344,942	$6,646,778	$1,397,319
	=========	=========	=========	========	========

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the year ended December 31, 2003 to the years ended December 31, 2002 and 2001. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included in this report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Executive Summary

Our goal is to maximize the possible return to our stockholders through the acquisition, development, re-development and management of neighborhood and community shopping centers. We were formed on September 3, 1998 and initially focused on properties in Florida, Georgia, North Carolina and South Carolina. We have now expanded into 25 states, primarily in the eastern half of the country, with some triple-net leased properties west of the Mississippi River. Our properties consist of anchor, credit and local tenants who provide basic household needs such as groceries, prescription drugs and related items and discount goods used by consumers for every day needs. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our stockholders, and intend to continue distributions in order to maintain our REIT status.

Overall, the retail segment of the real estate industry has undergone a fundamental shift in consumer spending patterns while the grocery, drug and discount retail sectors have remained relatively stable over the past few years. The majority of consumer purchases for general merchandise occur at discount stores or warehouse club/supercenters following the lead of industry giants Wal-Mart and Home Depot. Strength in this segment has come at a detriment to older, established retailers, whose operating costs are relatively higher, and who do not offer bulk purchasing opportunities to consumers. In addition, relatively low interest rates have resulted in the increased purchasing power of the general public, further accelerating these retail trends.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy. We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services will produce stable earnings and growth opportunities in future years.

We have completed the acquisition of 258 properties, 152 of which were acquired in 2003. Our results of operations show dramatic increases for 2003. We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties.

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively effected.

Valuation and Allocation of Investment Property. In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates. The capitalization rate is also a significant driving factor in determining the property valuation, which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economic conditions, demographics, environmental issues, property location, visibility, age, physical condition and investor return requirements, among others. Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results differ from our judgment, the valuation could be negatively effected.

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships. As of December 31, 2003, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements. We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in determining the property's as if vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

Impairment of Investment Properties. We conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 or SFAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. Subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding $5,000 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property's classification as an asset to building and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when the anchor tenant receives its certificate of occupancy, or when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Building and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

On January 1, 2002, we adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001. This allocation was applied to the 236 properties purchased subsequent to June 30, 2001. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about uncertain inherent factors.

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

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that as these payments are received they are recorded as a reduction to the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period of one to three years. There is no assurance that upon the expiration of the master lease agreements the valuation factors assumed by us pertaining to rent and occupancy will be met. Should the actual results differ from our judgment the property valuation could be either negatively or positively effected.

Valuation of Accounts and Rents Receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amount outstanding, payment history, and financial strength of each tenant, which taken as a whole determine the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the estimated allowance could be negatively effected and would be adjusted appropriately.

REIT Status. In order to maintain our status as a REIT we are required to distribute at least 90% of our REIT taxable income to our stockholders. In addition, we must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We anticipate that we will maintain our REIT status.

Notes Receivable. We have entered into various notes receivable with unaffiliated third parties. The notes receivable are generally secured by a first mortgage on the underlying real estate and in some cases by personal guarantees by the borrower. The underlying real estate may be in the process of being developed and leased or may be fully operational. Additionally, we typically enter into options to acquire the underlying real estate subject to certain conditions including lease-up parameters and other due diligence. The classification of such instruments as notes receivable versus investment in real estate is an area that is subjective in nature. We subsequently continue to evaluate each individual note receivable to ascertain whether the facts and circumstances that supported our initial classification have changed.

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness. Generally, our cash needs for acquisitions have been funded by the sale of shares of common stock and cash raised through financing each property purchased. Operating needs, including payment of debt service have been met through cash flow generated by our properties. Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds. During 2004 we expect to generate in excess of $100,000,000 in financing from properties that we have already acquired. In addition, we will benefit from financing each new acquisition at approximately 50 to 55% of acquisition cost. At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financing, we could purchase an additional $500,000,000 in real estate in 2004.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that demands to meet our obligations related to capital improvements with respect to properties can be met with funds from operations and working capital. We also anticipate that proceeds from operations will be sufficient to allow us to make monthly debt service payments and continue paying monthly distributions to stockholders.

Liquidity

During 2003, we worked with three financial institutions to obtain a $200 million unsecured line of credit. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to our overall interest expense. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements, should the need arise. We believe our relationship with these lenders is excellent and we intend to renew the line of credit during 2004. We are currently evaluating our need for liquidity in order to determine the appropriate size of the line of credit. We have a smaller line of credit in the amount of $14 million which matures in 2004, that we intend to pay off and not renew.

Offerings. In our three offerings we have publicly offered a total of 280,000,000 shares of common stock at $10.00 per share, which includes 20,000,000 shares to participants in our DRP at $9.50 a share, 10,000,000 soliciting dealer warrants issuable by Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold and 10,000,000 shares issuable upon exercise of soliciting dealer warrants issued at a price of $12.00 per share. A total of 223,327,505 shares have been sold to the public yielding gross proceeds of $2,223,009,841. The advisor has purchased 20,000 shares for $200,000. As of March 5, 2004, we have distributed 13,477,006 shares pursuant to the DRP for $128,031,550. As of March 5, 2004, we have sold 8,550,767 soliciting dealer warrants to the managing dealer for a total of $6,841 and none have been exercised for shares. As of March 5, 2004, we have repurchased 1,439,939 shares for $13,584,409, pursuant to the share repurchase program.

Stockholder Liquidity

The DRP, subject to certain share ownership restrictions, will allow stockholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. Participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants for that price. As of December 31, 2003, we distributed 10,972,275 shares pursuant to the DRP for an aggregate of $104,236,611.

The SRP, subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of December 31, 2003, 1,324,304 shares have been repurchased for an aggregate cost of $12,495,375.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on weighted average shares outstanding. Operating cash flow is expected to increase as additional properties are added to our portfolio.

We seek to balance the financial risk and return to our stockholders by leveraging our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 300 basis points. Fixed-rate loans, which we are currently funding, bear interest based on corresponding treasury instruments plus a spread of 110 to 135 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.

Cash Flows from Operating Activities

Net cash generated from operating activities was $149,081,183, $55,594,392 and $17,426,634 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2003 compared to prior years is due primarily to the additional rental revenues and income generated from the operations of 152 additional properties purchased during the year ended December 31, 2003, compared to 67 properties purchased in the year ended December 31, 2002 and 27 properties purchased during the year ended December 31, 2001.

As of March 5, 2004, we had approximately $100,000,000 available for investment in additional properties. As of March 5, 2004, we are considering the acquisition of approximately $65,000,000 in properties. We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

Cash Flows from Investing Activities

Cash flows used in investing activities were $2,086,115,187, $851,248,937, and $303,285,568 for the years ended December 31, 2003, 2002 and 2001, respectively. The cash flows used in investing activities were primarily due to the acquisition of 152, 67 and 27 properties for $2,018,804,432, $745,172,609 and $295,135,146 during the years ended December 31, 2003, 2002 and 2001.

Our investment in securities at December 31, 2003, 2002 and 2001 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the year ended December 31, 2003 in the amount of approximately $145,000, and decreased our margin account by approximately $3,402,000. We purchased investment securities of approximately $1,100,000 and increased our margin account by approximately $240,000 for the same period in 2002. We purchased investment securities of approximately $5,200,000 and increased our margin account by approximately $2,800,000 for 2001.

In 2004, we will incur construction costs related to several development projects that were in progress as of December 31, 2003, as well as others which we may undertake this year. The expected aggregate costs to be paid related to the projects in progress at December 31, 2003 are approximately $66,600,000, of which approximately $53,000,000 had been incurred as of December 31, 2003.

Cash Flows from Financing Activities

Cash provided by financing activities was $1,898,480,729, $906,097,333 and $285,728,779 for the years ended December 31, 2003, 2002 and 2001, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of $914,296,215, $775,313,657 and $206,250,604 for the years ended December 31, 2003, 2002 and 2001, respectively. We also generated $1,211,099,588, $367,830,651 and $104,771,000 from the issuance of new notes, for which mortgages secured by 152, 43 and 33 of our properties for the years ended December 31, 2003, 2002 and 2001, respectively. The increased capital balances and increased dividend rate from $.75 per share to $.83 per share over the three years ended December 31, 2003 resulted in the increases in dividends declared. We also used $110,259,554, $176,482,316 and $6,977,199 for the pay-down of 12, 11 and one mortgages secured by our properties for the years ended December 31, 2003, 2002 and 2001, respectively.

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

As of March 5, 2004, we are considering the acquisition of five properties and have approximately $100,000,000 in cash available to acquire them. We believe these funds, together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these acquisitions.

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2003.
Contractual Obligations		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt:
Fixed rate debt	$1,744,337,098	$ 12,894,167	$ 79,690,619	$298,685,739	$1,353,066,573
Variable rate debt	314,921,287	70,699,900	34,337,500	205,483,887	4,400,000
Purchase obligations (1)	93,500,000	83,500,000	10,000,000	--	--
Operating lease obligation (2)	63,250,000	625,000	1,225,000	1,200,000	60,200,000
Total	$2,216,008,385	$167,719,067	$125,253,119	$505,369,626	$1,417,666,573
	===========	===========	===========	===========	===========

  Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties.
  Operating lease obligation includes a 48 year ground lease.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor As of December 31, 2003 and 2002, we had incurred $215,054,457 and $125,224,459, respectively, in offering costs, of which $196,955,773 and $111,594,675, respectively, were paid to affiliates. In accordance with the terms of the offerings, the advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2003 and 2002, offering costs did not exceed the 5.5% and 15% limitations.

The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the offerings. In addition, an affiliate of the advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $84,802,867, $79,614,867 and $19,287,730 for the years ended December 31, 2003, 2002 and 2001, respectively, of which none, $1,309,885 and $773,191 was unpaid at December 31, 2003 and 2002 and 2001, respectively.

The advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2003, 2002 and 2001 we incurred $3,249,984 $1,702,748 and $538,306, respectively, of these costs, of which $550,707, $515,204 and $332,831 remained unpaid as of December 31, 2003, 2002 and 2001, respectively.

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled approximately $290,266, $145,085 and $59,469 for the years ended December 31, 2003, 2002 and 2001, respectively.

The advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of the advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the years ended December 31, 2003, 2002 and 2001 we paid loan fees totaling $2,217,949, $477,274 and $177,436, respectively, to this affiliate.

We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which the sum of our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee); or (ii) 25% of our net income, before any additions to or allowance for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the years ended December 31, 2003, 2002 and 2001, we incurred $15,530,795, $5,293,000 and none, respectively of asset management fees, of which $12,030,795 and $2,000,000 was unpaid at December 31, 2003 and 2002, respectively. We neither paid nor accrued such fees for the year ended December 31, 2001 because the advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $13,050,416, $4,870,084 and $1,605,492 for the years ended December 31, 2003, 2002 and 2001, respectively. None remained unpaid at December 31, 2003, 2002 and 2001.

Related Party Transactions. In December 2001 and January 2002, an affiliate of the advisor guaranteed the mortgage payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. Guarantee fees of $56,639 were incurred and paid in 2001. All of the respective mortgages payable were paid off in June 2002.

During 2003, we funded various costs and deposits related to properties and financing that were eventually not closed by us. Subsequently, an affiliate of the advisor decided to purchase these properties and accordingly we will be reimbursed for those costs and deposits. As of December 31, 2003, the balance due related to these items was $2,023,981 and is classified in other assets. This amount is expected to be repaid by the time this report is filed.

Results of Operations

General

Selected Financial Data

The following discussion is based primarily on our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001. The schedule excludes the following development and earnout projects: Fayette Pavilion III, Fountains, Hiram Pavilion, Northlake Commons, Redbud Commons, Shoppes of Golden Acres II, Southampton Village, Southlake Pavilion, Turkey Creek II, Watercolor Crossing and Westside Centre.
	Properties Purchased	Square Feet
Quarter Ended	Per Quarter	Acquired	Purchase Price
Mar 31, 1999	None	N/A	N/A
Jun 30, 1999	2	336,746	$20,298,291
Sep 30, 1999	5	803,169	80,426,866
Dec 31, 1999	2	302,602	26,490,171
Mar 31, 2000	1	117,723	8,547,758
Jun 30, 2000	1	282,137	34,332,135
Sep 30, 2000	1	231,326	20,928,655
Dec 31, 2000	0	--	--
Mar 31, 2001	4	366,095	37,123,001
Jun 30, 2001	6	525,279	64,513,807
Sep 30, 2001	3	379,569	33,864,561
Dec 31, 2001	14	2,496,876	267,613,756
Mar 31, 2002	9	1,239,771	136,394,927
Jun 30, 2002	15	1,783,398	177,023,351
Sep 30, 2002	12	1,231,910	159,865,564
Dec 31, 2002	31	3,454,085	424,672,664
Mar 31, 2003	43	3,308,027	483,288,138
Jun 30, 2003	52	6,641,837	859,709,103
Sep 30, 2003	31	4,938,151	552,517,438
Dec 31, 2003	26	3,202,130	457,173,812
Total	258	31,640,831	$3,844,783,998
	====	========	==========

Currently, we measure the quality of our operating results primarily by comparing the net operating income of our properties to the budget established for each property at the time of acquisition. Having acquired 152 properties in 2003, we owned less than half of our properties during the prior twelve months. For the portion of the portfolio purchased prior to 2003, taken as a whole, results of operations were comparable to the budget established. Going forward, as we have an opportunity to manage our properties for a longer period of time, we intend to measure our performance by comparing operating results from year-to-year. We believe that our strategy of concentrating acquisitions in certain markets, coupled with our tenant oriented management philosophy, will yield increasing returns in future years.

A key component of overall return to our stockholders is measured by how well we can contain our corporate level expenses. During 2003, we experienced significant increases in professional and general administrative expenses. The increase, which was primarily due to the growth of the Company, included costs to comply with the Sarbanes-Oxley Act. We believe it is likely that the cost to comply with government mandated compliance will continue to have an effect on earnings, although we cannot measure the specific consequences at this time.

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $257,324,192 for the year ended December 31, 2003 from $90,974,084 and $28,247,886 for the years ended December 31, 2002 and 2001, respectively. This increase is due primarily to 258 properties owned and operated for the year ended December 31, 2003 compared to 106 and 39 properties for the years ended December 31, 2002 and 2001, respectively.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $25,577,181 for the year ended December 31, 2003 from $9,762,744 and $3,162,875 for the years ended December 31, 2002 and 2001, respectively. Common area cost recovery income increased to $27,973,282 for the year ended December 31, 2003 from $10,372,571 and $3,550,604 for the years ended December 31, 2002 and 2001, respectively. Additional rental income increased to $1,175,702 for the year ended December 31, 2003 from $401,849 and $311,866 for the years ended December 31, 2002 and 2001, respectively. These increases are due primarily to 258 properties owned and operated for the year ended December 31, 2003 compared to 106 and 39 properties for the years ended December 31, 2002 and 2001, respectively.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments, investments in securities and mortgage receivables that are held by us. Interest and dividend income increased to $5,152,699 for the year ended December 31, 2003 from $4,411,158 and $2,103,810 for the years ended December 31, 2002 and 2001, respectively. This resulted primarily from increases in income and dividends from investment in securities, as well as interest earned on mortgage notes receivable funded throughout 2003 of approximately $61 million.

Other Income. Other income increased to $625,408 for the year ended December 31, 2003 from $88,360 and $377,722 for the years ended December 31, 2002 and 2001, respectively. The increase is primarily due to an approximate $508,000 realized loss on the sale and impairment of investment securities recorded as an offset to other income in 2002.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $1,995,081 for the year ended December 31, 2003 from $915,333 and $377,834 for the years ended December 31, 2002 and 2001, respectively. This increase resulted from additional professional services required as we grew our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $1,898,958 for the year ended December 31, 2003 from $907,129 and $496,970 for the years ended December 31, 2002 and 2001, respectively. This increase resulted from the additional services required as we acquired properties and grew our portfolio. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, postage and printing costs. These expenses incurred amounted to $1,149,870 for the year ended December 31, 2003 from $532,145 and $179,530 for the years ended December 31, 2002 and 2001, respectively. These increased expenses were the result of services required due to the rapid growth of our portfolio and investor base.

Property Operating Expenses to Affiliates. Property operating expenses consist of property management fees and mortgage servicing fees. These expenses to affiliates increased to $13,340,682 for the year ended December 31, 2003 from $5,015,169 and $1,664,961 for the years ended December 31, 2002 and 2001, respectively. This large increase is due to the number of additional properties owned and operated as well as additional servicing fees related to mortgages funded during the year ended December 31, 2003 as compared to December 31, 2002 and 2001.

Property Operating Expenses to Non Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax, consist of the costs of owning and maintaining shopping centers and include real estate taxes, insurance and maintaining the exterior of the buildings and parking lots. These expenses to non-affiliates increased to $65,227,101 for the year ended December 31, 2003 from $22,599,338 and $8,513,035 for the years ended December 31, 2002 and 2001, respectively. This increase is primarily due to 258 properties owned and operated for the year ended December 31, 2003 as compared to 106 and 39 properties for the years ended December 31, 2002 and 2001, respectively.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $62,348,837 for the year ended December 31, 2003 from $23,507,709 and $9,712,221 for the years ended December 31, 2002 and 2001 respectively. This increase is due to the financing of additional properties owned and operated during the year ended December 31, 2003 as compared to the years ended December 31, 2002 and 2001, respectively. The increase in interest expense was partially offset by lower interest on the new fixed rate mortgage loans and floating rate mortgage loans.

Depreciation. Depreciation expense increased to $75,828,646 for the year ended December 31, 2003 from $26,602,045 and $8,324,023 for the years ended December 31, 2002 and 2001, respectively. This increase is due to 258 properties owned and operated for the year ended December 31, 2003 as compared to 106 and 39 properties for the years ended December 31, 2002 and 2001, respectively.

Amortization. Amortization expense increased to $9,177,415 for the year ended December 31, 2003 from $2,793,352 and $328,758 for the years ended December 31, 2002 and 2001, respectively. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized as well as loan fees related to financings placed on properties.

Additional Information

In the ordinary course of business, some of our tenants have announced that they have filed for bankruptcy or commenced financial restructuring. Under bankruptcy laws, tenants have the right to affirm or reject their leases with us. If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property. If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease. If a tenant does not reject or affirm their lease at the beginning of the bankruptcy process, there is no assurance that the lease will not be rejected in the future. In addition, certain tenants may undergo restructuring and may close some unprofitable stores. Once a space is vacated by a bankrupt or restructured tenant, unless provisions are made for early lease termination as discussed below, our policy is to actively attempt to re-lease the available space. We establish loss reserves for income attributable to bankrupt or weak tenants on a case by case basis, and accordingly, believe our reserves are adequate.

As of March 5, 2004, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space. The largest of these tenants, Kmart, Rainbow Foods and Media Play together occupied 501,197 square feet of our total of approximately 31,000,000 square feet, or 1.7%. Kmart, a tenant in four properties, rejected three leases. Space in one of the three properties has been substantially released, while the other two properties are currently being marketed to prospective tenants. Rainbow Foods rejected their lease in two of our properties and Media Play, a tenant in three of our centers, has neither rejected nor affirmed their leases. Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be released quickly at favorable rental rates. In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease. Annual rental income related to bankrupt tenants whose space has not been released represents approximately 2% of the portfolio total.

Subsequent Events

We paid distributions of $15,744,474, $15,759,133 and $14,793,011 to our stockholders in January, February and March, 2004, respectively.

Through the DRP and SRP, we issued a net of 2,389,096 shares of common stock from January 1, 2004 through March 5, 2004, resulting in a total of 225,736,601 shares of common stock outstanding.

From the period beginning January 1, 2004, through March 5, 2004, we purchased six additional properties for an approximate purchase price of $76,900,000, consisting of 568,577 square feet. We also exercised our option to acquire the Fountains, located in Plantation, Florida, which was previously included in our accounts as described in Note 2 of the Notes to Consolidated Financial Statements. We had previously committed to fund a first mortgage receivable to the seller in an amount of $53,000,000, of which $50,740,045 was outstanding and paid off at the closing.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent. We funded earnouts on eight tenant spaces for a total of $9,520,696 at six of our existing properties.

We closed on or assumed a total of 14 individual mortgages payable totaling $103,353,242 subsequent to December 31, 2003. We repaid at maturity, two loans totaling $10,741,377 and partially repaid one loan in the amount of $5,730,785 per our agreement with the lender.

We currently intend to purchase five additional properties for a total of approximately $65,000,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

Impact of Recent Accounting Principles

On January 1, 2003, we adopted Financial Accounting Standard Board's (FASB) Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequency of occurrence criteria" in APB Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our results of operations or financial condition.

On January 1, 2003, we adopted FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on our results of operations or financial condition.

On January 1, 2003, we adopted FASB Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS 148 did not have a material effect on our results of operations or financial condition.

On May 15, 2003, the FASB issued Statement No. 150, (SFAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. We adopted the provisions of this statement on July 1, 2003. We did not enter into any financial instruments within the scope of this statement during the period from July 1, 2003 to December 31, 2003. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the SRP. The adoption of SFAS 150 did not have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. We do not expect the adoption of FIN 46R to have a material effect on our results of operations or financial condition.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2003, we owned 86 single-user triple-net leased properties.

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

	2004	2005	2006	2007	2008	Thereafter
Maturing debt:
Fixed rate debt	$12,894,167	32,277,895	47,412,724	95,826,280	202,859,459	1,353,066,573
Variable rate debt	$70,699,900	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000

Average interest on maturing debt:
Fixed rate debt	7.71%	7.49%	6.81%	5.98%	5.20%	5.16%
Variable Rate debt	3.07%	2.77%	2.81%	2.62%	2.82%	3.02%

The fair value of our mortgages, excluding the $50,000,000 line of credit, is estimated to be approximately $2,047,600,000 at December 31, 2003.

The principal balance of $314,921,287 or 15% of our mortgages and notes payable at December 31, 2003, have variable interest rates averaging 2.77%. Each increase in the annual variable interest rate of .25% would increase our interest expense by approximately $790,000 per year.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

We paid off or refinanced all of the debt that matured during 2003 and 2002. In the cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing or pay off all debt that matures in 2004 in order to achieve our strategy objectives.

Item 8.  Consolidated Financial Statements and Supplementary Data

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)
Index	Page
Independent Auditors' Report	49

Financial Statements:

Consolidated Balance Sheets at December 31, 2003 and 2002	50

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	52

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	54

Notes to Consolidated Financial Statements	56

Real Estate and Accumulated Depreciation (Schedule III)	79

Schedules not filed:
All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Chicago, Illinois
March 5, 2004

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002

Investment properties:
Land	$965,166,078	$363,767,644
Building and other improvements	2,769,810,872	1,124,824,956
Construction in progress-land	2,040,000	8,090,004
Construction in progress-building and other improvements	15,449,064	3,926,855
	3,752,466,014	1,500,609,459
Less accumulated depreciation	(116,565,785)	(40,737,139)
Net investment properties	3,635,900,229	1,459,872,320

Mortgages receivable	-	100,975,017
Cash and cash equivalents	96,423,869	134,977,144
Restricted escrows	35,627,951	6,872,411
Restricted cash	27,102,213	11,220,834
Investment in securities	8,051,822	6,987,700
Accounts and rents receivable, (net of allowance of $2,853,919 and
$1,024,720 as of December 31, 2003 and 2002, respectively)	39,407,829	12,831,387
Acquired in-place lease intangibles (net of accumulated
amortization of $7,089,429 and $1,206,324 as of
December 31, 2003 and 2002, respectively)	154,271,088	13,344,182
Acquired above market lease intangibles (net of accumulated
amortization of $4,960,313 and $953,492 as of
December 31, 2003 and 2002, respectively)	46,227,542	11,371,843
Leasing fees, loan fees and loan fee deposits (net of accumulated amortization of $5,243,321 and $2,053,066 as of
December 31, 2003 and 2002, respectively)	18,824,131	6,864,374
Other assets	8,190,858	2,371,147
Total assets	$4,070,027,532	$1,767,688,359

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

December 31, 2003 and 2002

Liabilities and Stockholders' Equity

	2003	2002

Liabilities:
Accounts payable	$995,252	$483,944
Development payables	7,538,764	2,558,834
Accrued offering costs due to affiliates	--	1,309,885
Accrued offering costs due to non-affiliates	--	117,540
Accrued interest payable to non-affiliates	5,011,322	1,844,071
Real estate taxes payable	1,681,340	237,366
Distributions payable	15,744,474	8,281,370
Security deposits	6,750,302	2,339,265
Mortgages payable	2,027,896,878	675,621,971
Prepaid rental and recovery income	2,329,654	1,762,106
Note and margin payable	50,000,000	3,402,071
Acquired below market lease intangibles (net of accumulated amortization of
$5,542,737 and $748,286 as of December 31, 2003 and 2002, respectively)	36,641,954	9,946,024
Restricted cash liability	27,102,213	11,220,834
Other liabilities	1,772,761	369,523
Due to affiliates	12,581,502	2,515,204
Total liabilities	$2,196,046,416	$722,010,008

Minority interest in partnership	$432,791	$2,000

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 280,000,000 shares authorized, 223,347,505 and
122,313,103 issued and outstanding at December 31, 2003 and 2002, respectively	$2,233,475	$1,223,131
Additional paid-in capital (net of costs of offering of $215,054,457 and $125,224,459 at December 31, 2003 and 2002 respectively, of which $196,955,773 and
$111,594,675 was paid to Affiliates, respectively)	2,005,921,909	1,091,208,613
Accumulated distributions in excess of net income	(136,363,206)	(45,848,709)
Accumulated other comprehensive income/(loss)	1,756,147	(906,684)
Total stockholders' equity	$1,873,548,325	$1,045,676,351

Total liabilities and stockholders' equity	$4,070,027,532	$1,767,688,359
	===========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002		2001
Income:
Rental income, net of amortization of above
and below market lease intangibles	$257,324,192	$90,974,084		$28,247,886
Real estate tax recovery income	25,577,181	9,762,744		3,162,875
Common area cost recovery income	27,973,282	10,372,571		3,550,604
Additional rental income	1,175,702	401,849		311,866
Interest and dividend income	5,152,699	4,411,158		2,103,810
Other income	625,408	88,360		377,722
Total income	317,828,464	116,010,766		37,754,763

Expenses:
Professional services to affiliates	$73,307	$88,254	$	- -
Professional services to non-affiliates	1,921,774	827,079		377,834
General and administrative expenses to affiliates	1,898,958	907,129		496,970
General and administrative expenses
to non-affiliates	1,149,870	532,145		179,530
Advisor asset management fee	15,530,795	5,293,000		--
Property operating expenses to affiliates	13,340,682	5,015,169		1,664,961
Property operating expenses to non-affiliates	36,830,156	12,190,721		5,090,765
Real estate tax	28,396,945	10,408,617		3,422,270
Mortgage interest to non-affiliates	62,348,837	23,507,709		9,712,221
Depreciation	75,828,646	26,602,045		8,324,023
Amortization	9,177,415	2,793,352		328,758
Acquisition cost expenses to affiliates	276,145	9,908		22,989
Acquisition cost expenses to non-affiliates	1,218,620	340,352		141,799
Total expenses	247,992,150	88,515,480		29,762,120

Net income	$69,836,314	$27,495,286		$7,992,643

Other comprehensive income:
Unrealized gain/(loss) on investment
securities, net of amounts realized	2,662,831	162,993		(999,781)
Comprehensive income	$72,499,145	$27,658,279		$6,992,862
	=========	==========		=========
Net income per common share, basic and diluted	$.36	$.39		$.37
	=========	==========		=========
Weighted average number of common shares
outstanding, basic and diluted	192,874,787	70,243,809		21,682,783
	=========	==========		=========
See accompanying notes to consolidated financial statements.
INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2003, 2002 and 2001

			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in excess of	Comprehensive
Shares	Stock	Capital	Net Income	Income/(Loss)	Total

Balance at January 1, 2001	12,895,770	$ 128,957	$ 111,504,380	$(5,783,805)	$ (69,896)	$ 105,779,636

Net income	--	--	--	7,992,643	--	7,992,643
Unrealized (loss) on investment securities	--	--	--	--	(999,781)	(999,781)
Distributions declared ($.81 per weighted average
number of common shares outstanding)	--	--	--	(17,491,342)	--	(17,491,342)
Proceeds from Offering including DRP (net of						-
offering costs $22,813,954)	23,125,670	231,257	206,448,770	--	--	206,680,027
Shares repurchased	(129,722)	(1,297)	(1,193,980)	--	--	(1,195,277)
Balance at December 31, 2001	35,891,718	$ 358,917	$ 316,759,170	$ (15,282,504)	$(1,069,677)	$ 300,765,906

Net income	--	--	--	27,495,286	--	27,495,286
Unrealized gain on investment securities	--	--	--	--	162,993	162,993
Distributions declared ($.83 per weighted average
number of common shares outstanding)	--	--	--	(58,061,491)	--	(58,061,491)
Proceeds from Offering including DRP (net of
offering costs $85,888,899)	86,658,027	866,580	776,668,292	--	--	777,534,872
Shares repurchased	(236,642)	(2,366)	(2,218,849)	--	--	(2,221,215)
Balance at December 31, 2002	122,313,103	$ 1,223,131	$1,091,208,613	$ (45,848,709)	$ (906,684)	$1,045,676,351

Net income	--	--	--	69,836,314	--	69,836,314
Unrealized gain on investment securities	--	--	--	--	2,662,831	2,662,831
Distributions declared ($.83 per weighted average
number of common shares outstanding)	--	--	--	(160,350,811)	--	(160,350,811)
Proceeds from Offering including DRP (net of
Offering costs $89,829,998)	101,933,557	1,019,336	923,251,186	--	--	924,270,522
Shares repurchased	(899,155)	(8,992)	(8,537,890)	--	--	(8,546,882)

Balance at December 31, 2003	223,347,505	$2,233,475	$2,005,921,909	$(136,363,206)	$ 1,756,147	$1,873,548,325
	==========	=========	===========	===========	==========	===========
See accompanying notes to consolidated financial statements.
INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$69,836,314	$27,495,286	$7,992,643
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	75,828,646	26,602,045	8,324,023
Amortization	9,177,415	2,793,352	328,758
Amortization of premium on debt assumed	(726,281)	--	--
(Gain) loss on sale of investment securities	(59,019)	471,721	(127,539)
Rental income under master leases	6,637,237	1,780,102	1,675,983
Straight line rental income	(8,230,758)	(2,212,908)	(746,929)
Amortization of above and below market lease intangibles	(787,630)	205,206	--
Income from unconsolidated joint venture	--	(190,405)	(111,658)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$1,829,199, $183,817 and $567,322 for 2003, 2002 and
2001, respectively	(18,345,684)	(7,323,433)	(945,306)
Other assets	(5,819,711)	(708,495)	(22,313)
Accrued interest payable to non-affiliates	3,167,251	1,129,593	85,270
Real estate tax payable	1,443,974	237,366	(205,919)
Accounts payable	511,308	6,740	451,674
Prepaid rental and recovery income	567,548	1,167,514	234,974
Other liabilities	1,403,238	317,227	(54,155)
Security deposits	4,411,037	1,641,109	384,230
Due to affiliates	10,066,298	2,182,372	162,898
Net cash provided by operating activities	$149,081,183	$55,594,392	$17,426,634

Cash flows from investing activities:
Restricted escrows	$(28,755,540)	$(4,532,325)	$(2,000,000)
Purchase of investment securities, net of change in margin account of $(3,402,071), $240,588 and $2,809,108 for 2003, 2002
and 2001, respectively	(3,547,551)	(884,709)	(5,157,670)
Proceeds from sale of investment securities	1,803,208	508,781	1,927,227
Purchase of joint venture	--	--	(2,876,869)
Contribution from minority interest joint venture	1,000,000	--	--
Distributions to minority interest joint venture	(569,209)	--	--
Distributions from unconsolidated joint venture	--	190,405	111,658
Purchase of investment properties, net	(2,018,804,432)	(745,172,609)	(295,135,146)
Leasing fees	(1,486,254)	(383,463)	(154,768)
Funding of mortgages receivable	(60,833,398)	(100,975,017)	--
Repayment of mortgages receivable	24,250,000	--	--
Proceeds from sale of land	827,989	--	--
Net cash used in investing activities	$(2,086,115,187)	$(851,248,937)	$(303,285,568)

	See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities:
Proceeds from offerings	$1,014,100,520	$863,044,337	$229,493,981
Repurchase of shares	(8,546,882)	(2,221,215)	(1,195,277)
Payment of offering costs	(91,257,423)	(85,509,465)	(22,048,100)
Proceeds from issuance of debt	1,211,099,588	367,830,651	104,771,000
Principal payments of debt-balloon	(108,581,521)	(176,138,100)	(6,720,000)
Principal payments of debt-amortization	(1,678,033)	(344,216)	(257,199)
Principal payments of note payable	--	(3,099,000)	--
Proceeds from unsecured line of credit	275,000,000	--	--
Payoff of unsecured line of credit	(225,000,000)	--	--
Loan fees and deposits	(13,767,813)	(5,309,413)	(2,352,192)
Distributions paid	(152,887,707)	(52,156,246)	(15,963,434)
Net cash provided by financing activities	1,898,480,729	906,097,333	285,728,779

Net (decrease) increase in cash and cash equivalents	(38,553,275)	110,442,788	(130,155)
Cash and cash equivalents, at beginning of year	134,977,144	24,534,356	24,664,511
Cash and cash equivalents, at end of year	$96,423,869	$134,977,144	$24,534,356
	===========	===========	===========
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $798,862,
$444,891 and $116,648 capitalized as of
December 31, 2003, 2002 and 2001, respectively	$59,181,586	$22,378,116	$9,626,951
	===========	===========	===========
Restricted cash	$(15,881,379)	$(6,509,088)	$(3,847,475)
Restricted cash liability	15,881,379	6,509,088	3,847,475
	===========	===========	===========
Supplemental schedule of non-
cash investing and financing activities:
Purchase of investment properties	$(2,394,139,157)	$(921,499,573)	$(405,539,746)
Assumption of mortgage debt	232,796,380	170,774,324	107,305,600
Investment in joint venture converted to investment property	--	2,876,869	--
Proceeds from mortgage receivable payoff	--	1,100,000	--
Conversion of mortgage receivable to investment property	137,558,415	--	--
Net change in development payables	4,979,930	2,504,134	3,099,000
Net change in development receivables	--	(928,363)	--
Cash used to purchase investment properties	$(2,018,804,432)	$(745,172,609)	$(295,135,146)
	===========	===========	===========
Additions to investment properties, unpaid	$--	$2,558,834	$54,700
	===========	===========	===========
Distributions payable	$15,744,474	$8,281,370	$2,376,125
	===========	===========	===========

See accompanying notes to consolidated financial statements.

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (the Company) was formed on September 3, 1998 as a Maryland Corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company has initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. The Company has also acquired properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (the advisor), an affiliate of the Company, is the advisor to the Company.

The Company, through a total of three public offerings, on a best efforts basis, sold a total of 213,699,534 shares of its common stock at $10.00 per share, resulting in gross proceeds, net of volume discounts, of $2,131,468,605. In addition, as of December 31, 2003, the Company had issued 10,972,275 shares through the Company's distribution reinvestment program (DRP) at $9.50 per share for $104,236,611 and has repurchased a total of 1,324,304 shares through the Company's share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $12,495,375. As a result, the Company has realized total net offering proceeds, before offering costs, of $2,223,209,841 as of December 31, 2003.

The Company is qualified and has elected to be taxed as a real estate investment trust (REIT) under section 856 through 860 of the Internal Revenue Code of 1986. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentations.

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2003 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Dividend income is recognized when earned. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Certain individual securities have been in a continuous unrealized loss position for more than 12 months. The gross unrealized losses on these securities as of December 31, 2003 was $123,328. The fair value of these securities as of December 31, 2003 was $1,027,055. Additionally, the Company has purchased its securities through a margin account. As of December 31, 2003 and 2002, the Company has recorded a payable of $0 and $3,402,071, respectively, for securities purchased on margin. During the year ended December 31, 2003 and 2002, the Company realized gains (losses) of $59,019 and $(471,721) respectively, on sale of investment securities. Of the investment securities held on December 31, 2003 and 2002, the Company has accumulated other comprehensive income (loss) of $1,756,147 and ($906,684), respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

The Company capitalizes costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once the property is substantially complete and available for occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables of $7,538,764 and $2,558,834 at December 31, 2003 and 2002, respectively consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

Restricted escrows primarily consist of lenders' restricted escrows and earnout escrows. Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

The Company performs impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. The Company's judgment resulted in no permanent impairment for the years ended December 31, 2003, 2002 and 2001.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

In accordance with statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," the Company allocates the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms. In addition, the Company also considers whether any customer relationship value exists related to each property acquisition. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. Factors considered by management in determining the property's as if vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. The Company also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. The Company also compares each acquired lease at the acquisition date to terms generally prevalent in the market and considers various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to acquired above or below market lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and credit, economic conditions and location of the property. The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration to various factors, including geographic location and size of leased space. For the year ended December 31, 2003 the Company recognized upon acquisition, additional intangible assets for acquired in-place leases and above market leases and liabilities for acquired below market leases of $146,810,011, $38,862,520 and $31,490,381, respectively.

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the life of the related leases.

Amortization pertaining to the above market lease costs of $4,006,821 and $953,492 was applied as a reduction to rental income for the years ending December 31, 2003 and 2002, respectively. Amortization pertaining to the below market lease costs of $4,794,451 and $748,286 was applied as an increase to rental income for the years ending December 31, 2003 and 2002, respectively. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $5,883,105 and $1,206,324 for the years ending December 31, 2003 and 2002, respectively.

The table below presents the amortization during the next five years related to the acquired above and below market lease costs and acquired in-place lease intangibles for properties owned at December 31, 2003.

	2004	2005	2006	2007	2008	Thereafter
Amortization of:
Acquired above market lease costs	$ (6,344,960)	(5,882,478)	(5,351,746)	(4,746,719)	(4,068,697)	(19,832,942)

Acquired below market lease costs	$ 6,246,839	5,393,960	4,564,690	3,650,543	2,988,364	13,797,558

Net rental income - decrease	$ (98,121)	(488,518)	(787,056)	(1,096,176)	(1,080,333)	(6,035,384)
	==========	=========	========	=========	=========	=========

Acquired in-place lease intangibles	$(15,566,894)	(14,889,867)	(13,990,809)	(13,043,354)	(12,133,847)	(84,646,317)
	==========	=========	========	=========	=========	=========

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Premiums and discounts on assumed mortgages payable are amortized or accreted over the life of the related mortgages as an adjustment to interest expense using the effective-interest method.

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

Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

A note may be considered impaired pursuant to criteria established in FASB Statement of Financial Accounting Standards No. 114, (SFAS 114), "Accounting by Creditors for Impairment of a Loan." Pursuant to SFAS 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered. All cash receipts recognized thereafter are recorded as interest income. Based on the Company's judgment, no impairment was warranted for the years ended December 31, 2003 and 2002.

As of December 31, 2003, 2002 and 2001 the Company had no derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose the Company to interest rate risk, and the derivative financial instrument will reduce that exposure. If a derivative terminates or is sold, the gain or loss is recognized. The Company will only enter into derivative transactions that satisfy the aforementioned criteria.

(2) Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company, all wholly owned subsidiaries, consolidated joint venture investments, and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) for which separate financial records are maintained. The effects of all significant inter-company transactions have been eliminated.

The Consolidated Financial Statements also include the accounts of the Fountains, an investment property, for which the Company has funded a mortgage loan. The Company is considered the owner of the property for financial reporting purposes because it effectively has the risks and rewards of ownership as a result of the limited equity provided and the minimal risk of loss to be incurred by the borrower. On February 18, 2003, the Company entered into an agreement to fund a mortgage note receivable of $53,000,000 which is secured by the Fountains property. Approximately $45,000,000 was funded on that date with the remainder funded over the following 12 month period. The note maintains a stated interest rate of 9.5% per annum and matures on August 31, 2004. The note requires monthly interest payments only and a final balloon payment at maturity. The balance outstanding as of December 31, 2003 was approximately $50,000,000. On February 27, 2004, the Company exercised its option to purchase this property and the mortgage loan was applied toward the purchase price of the property.

The Company has a 98.97% ownership interest in, and is the controlling member of the LLC which owns Birkdale Village. Crosland/Pappas Birkdale Holdings, LLC (Crosland), which has a 1.03% ownership interest, is the minority member. Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has approximately a 99% controlling general partner interest of the operating partnership, and the advisor owns the remaining limited partner common units for which it paid $2,000. The advisor's limited partner common units are reflected as minority interest in the accompanying Consolidated Financial Statement.

(3) Services Provided by Affiliates of the Advisor

The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the Offerings. In addition, an affiliate of the advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the Offerings. Such costs are offset against the stockholders' equity accounts. As of December 31, 2003 and 2002, the Company had incurred $215,054,457, and $125,224,459, respectively, of offering costs, of which $196,955,773 and $111,594,675 were paid to affiliates of the advisor, of which none and $1,309,885 was unpaid as of December 31, 2003 and 2002, respectively. Pursuant to the terms of the Offerings, the advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the Offerings (Gross Offering Proceeds) or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of December 31, 2003 and 2002, offering costs did not exceed the 5.5% and 15% limitations.

The advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the advisor and its affiliates relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2003 and 2002, the Company incurred $3,249,984 and $1,702,748, respectively, of general and administrative expenses to the advisor and its affiliates, of which $550,707 and $515,204 remained unpaid as of December 31, 2003 and 2002, respectively.

An affiliate of the advisor provides loan servicing to the Company for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $290,266 and $145,085 for the years ended December 31, 2003 and 2002, respectively.

The advisor has contributed $200,000 to the capital of the Company for which it received 20,000 shares.

The Company used the services of an affiliate of the advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. As of December 31, 2003 and 2002, the Company paid loan fees totaling $2,217,949 and $477,274, respectively, to this affiliate.

The Company is obligated to pay an advisor asset management fee of not more than 1% of the Company's net asset value. The Company's net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. The Company computes the net asset value by taking the average of these values at the end of each month for which the Company is calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the Company's advisor must reimburse the Company for the following amounts if any: (1) the amounts by which the Company's total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of the Company's Average Invested Assets for that fiscal year (Average Invested Assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. The Company will compute the Average Invested Assets by taking the average of these values at the end of each month for which the Company is calculating the fee.); or (ii) 25% of the Company's net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of its assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three years ended December 31, 2003, 2002 and 2001, the Company incurred $15,530,795, $5,293,000, and none, respectively, of asset management fees. Aggregate unpaid fees were $12,030,795 and $2,000,000 at December 31, 2003 and December 31, 2002, respectively.

The property managers, entities owned principally by individuals who are affiliates of the advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $13,050,416, $4,870,084 and $1,605,492 for the years ended December 31, 2003, 2002 and 2001, respectively. None remain unpaid at December 31, 2003 and 2002.

On September 30, 2003, the Company funded a $24,250,000 mortgage note receivable to an affiliate of the advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The note was repaid in full on October 31, 2003.

During 2003, the Company funded various costs and deposits related to properties and financing that were eventually not closed by the Company. Subsequently, an affiliate of the advisor decided to purchase these properties and accordingly the Company will be reimbursed for those costs and deposits. As of December 31, 2003, the balance due related to these items was $2,023,981 and is classified in other assets. This amount is expected to be repaid by the time this report is filed.

The Company established a discount stock purchase policy for affiliates of the Company and the advisor that enables the affiliates to purchase shares of common stock at a discount of either $9.05 or $9.50 per share depending upon when the shares are purchased. The Company sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188,461 for the year ended December 31, 2003.

(4)  Stock Option Plan and Soliciting Dealer Warrants

The Company adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a Director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting commencing with the annual meeting in 2000 if the Independent Director is a member of the board of directors on such date. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $9.05 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. For the years ended December 31, 2003 and 2002, options to acquire 15,000 and 13,500 shares of common stock were outstanding, respectively.

In addition to selling commissions, the dealer manager of the Offering, an affiliate of the advisor, has the right to purchase one soliciting dealer warrant for $.0008 for each 25 shares sold by such soliciting dealer during the Offering, subject to state and federal securities laws and subject to the issuance of a maximum of 2,000,000 soliciting dealer warrants to purchase an equivalent number of shares with respect to each of the Initial and First Follow-On Offerings and the issuance of a maximum of 6,000,000 Soliciting Dealer Warrants to purchase an equivalent number of shares with respect to the Second Follow-On Offering. The dealer manager intends to re-allow such warrants to the soliciting dealers who sold such shares. The holder of a soliciting dealer warrant will be entitled to purchase one share from the Company at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. For the years ended December 31, 2003 and 2002, 8,550,767 and 4,788,968 warrants, respectively, had been issued. At December 31, 2003, no warrants had been exercised.

(5)   New Accounting Pronouncements

On January 1, 2003, the Company adopted Financial Accounting Standard Board's (FASB) Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequency of occurrence" criteria in APB Opinion No. 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's results of operations or financial condition.

On January 1, 2003, the Company adopted FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have a material effect on the Company's results of operations or financial condition.

On January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The adoption of SFAS 148 did not have a material effect on the Company's results of operations or financial condition.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003 and the adoption did not have a material effect on the Company's results of operations or financial condition. The Company did not enter into any financial instruments within the scope of the Statement during the year ended December 31, 2003. To the extent stockholders request shares to be repurchased by the Company under the Share Repurchase Program, the Company's obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by the Company in accordance with the plan documents.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The Company does not expect the adoption of FIN 46R to have a material effect on its results of operations or financial condition.

(6)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $10,630,983 and $3,993,746 as of December 31, 2003 and 2002, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:
Minimum Lease Payments
2004	$ 344,017,519
2005	328,807,890
2006	312,641,802
2007	290,577,478
2008	268,339,287
Thereafter	1,901,240,119
Total	$3,445,624,095
==========

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $8,230,758 and $2,212,908 for the years ended December 31, 2003 and 2002, respectively. The related accounts and rents receivable for the years ended December 31, 2003 and 2002 were $11,818,397 and $3,587,639, respectively. The Company anticipates collecting these amounts over the terms of the related leases as scheduled rent payments are made.
(7)	Mortgages and Notes Payable

Mortgages payable consist of the following at December 31, 2003 and 2002

Property as collateral:

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	%	Date	2003	2002
440 Commons	4.51	02/2008	$ 9,875,000	$ -
Aberdeen Square	6.25	01/2007	3,670,000	3,670,000
Abernathy Square	6.29	03/2009	13,392,000	13,392,000
Anderson Central	7.63	09/2003	-	11,000,000
Anderson Central	4.94	12/2010	8,600,000	-
BJ's Wholesale Club	5.06	12/2010	7,116,600	-
Barrett Pavilion	4.66	08/2010	44,000,000	-
Bass Pro Outdoor World	5.93	08/2009	9,100,000	9,100,000
Bellevue Place Shopping Center	5.13	12/2013	5,985,000	-
Bi Lo - Asheville	5.16	11/2010	4,235,000	-
Bi Lo - Shelmore	4.73	10/2008	6,350,000	-
Bi Lo - Southern Pines	5.16	11/2010	3,950,000	-
Bi Lo - Sylvania	5.16	11/2010	2,420,000	-
Birkdale Village	4.08	08/2010	55,000,000	-
Brandon Blvd. Shoppes	6.24	03/2009	5,137,000	5,137,000
Brick Center Plaza	4.38	06/2010	10,300,000	-
Camfield Corners	5.04	12/2010	5,150,000	-
Camp Hill Center	4.20	08/2010	4,300,000	-
Capital Crossing	4.30	08/2010	5,478,000	-
Carlisle Commons	4.99	11/2010	21,560,000	-
Cascades Marketplace	4.51	12/2008	9,240,000	-
Casselberry Commons	7.64	04/2006	8,703,000	8,703,000
Chatham Crossing	4.65	04/2010	2,190,000	-
Chesterfield Crossings	5.50	10/2009	6,380,000	6,380,000
Chickasaw Trails Shopping Center	6.26	11/2006	4,400,000	4,400,000
Circuit City - Cary	4.74	04/2010	3,280,000	-
Circuit City - Culver City	4.87	10/2010	4,812,940	-
Circuit City - Highland Ranch	4.87	10/2010	3,159,640	-
Circuit City - Olympia	4.87	10/2010	3,159,640	-
Circuit City - Rome	5.50	09/2009	2,470,000	2,470,000
Circuit City - Vero Beach	5.50	09/2009	3,120,000	3,120,000
Circuit City Plaza	5.50	09/2009	6,275,000	6,275,000
City Crossing	4.97	10/2010	10,070,000	-
Clayton Corners	7.25	04/2012	9,850,000	9,850,000
Clearwater Crossing	5.00	12/2010	7,800,000	-
Colonial Promenade Bardmore Center	4.52	08/2010	9,400,000	-
Columbia Promenade	7.61	02/2006	3,600,000	3,600,000
Columbiana Station	4.04	05/2010	25,900,000	-
Commonwealth Center II	4.39	07/2010	12,250,000	-

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	%	Date	2003	2002
CompUSA Retail Center	4.41	04/2010	$ 4,000,000	$ -
Concord Crossing	4.44	06/2010	2,890,000	-
Cortez Plaza	7.15	07/2012	16,787,034	-
CostCo Plaza	4.99	12/2010	9,255,000	-
Countryside	6.54	06/2006	4,300,000	4,300,000
Cox Creek	7.09	03/2012	15,106,508	15,251,565
Creeks at Virginia Center	6.37	08/2012	27,603,587	-
Crystal Springs Shopping Center	6.15	08/2009	4,070,000	4,070,000
Denbigh Village Shopping Center	4.94	12/2010	11,457,000	-
Downtown Short Pump	4.90	08/2010	18,480,000	-
Duvall Village	7.04	10/2012	9,330,484	9,476,625
East Hanover Plaza	4.69	07/2010	9,280,000	-
Eckerd Drug Store- Greenville	6.30	08/2009	1,540,400	1,540,400
Eckerd Drug Store - Piedmont	5.17	10/2010	1,100,000	-
Eckerd Drug Store- Spartanburg	6.30	08/2009	1,541,600	1,541,600
Eckerd Drug Store #0234	5.05	06/2013	1,161,350	-
Eckerd Drug Store #0444	5.05	06/2013	1,128,600	-
Eckerd Drug Store #0818	5.05	06/2013	1,540,000	-
Eckerd Drug Store #0862	5.05	06/2013	1,203,350	-
Eckerd Drug Store #0943	5.05	06/2013	1,338,350	-
Eckerd Drug Store #0963	5.05	06/2013	1,316,400	-
Eckerd Drug Store #0968	5.05	06/2013	1,035,700	-
Eckerd Drug Store #0980	5.05	06/2013	1,096,600	-
Eckerd Drug Store #2320	5.05	06/2013	1,271,000	-
Eckerd Drug Store #2506	5.05	06/2013	1,177,000	-
Eckerd Drug Store #3072	5.05	06/2013	1,521,350	-
Eckerd Drug Store #3152	5.05	06/2013	1,021,500	-
Eckerd Drug Store #3169	5.05	06/2013	1,545,700	-
Eckerd Drug Store #3192	5.05	06/2013	845,200	-
Eckerd Drug Store #3338	5.05	06/2013	1,406,800	-
Eckerd Drug Store #3350	5.05	06/2013	1,005,100	-
Eckerd Drug Store #3363	5.05	06/2013	941,000	-
Eckerd Drug Store #3449	5.17	10/2010	1,120,000	-
Eckerd Drug Store #3528	5.05	06/2013	1,445,000	-
Eckerd Drug Store #5018	4.97	02/2010	1,581,660	-
Eckerd Drug Store #5661	4.97	02/2010	1,777,076	-
Eckerd Drug Store #5786	4.97	02/2010	905,364	-
Eckerd Drug Store #5797	4.97	02/2010	1,636,200	-
Eckerd Drug Store #6007	4.97	02/2010	1,636,200	-
Eckerd Drug Store #6036	4.97	02/2010	1,636,200	-
Eckerd Drug Store #6040	4.94	02/2010	1,910,700	-
Eckerd Drug Store #6043	4.97	02/2010	1,636,200	-
Eckerd Drug Store #6062	4.94	02/2010	1,418,040	-
Eckerd Drug Store #6089	4.97	02/2010	1,374,408	-
Eckerd Drug Store #6095	4.97	02/2010	1,570,752	-
Eckerd Drug Store #6172	4.94	02/2010	1,636,200	-
Eckerd Drug Store #6193	4.94	02/2010	1,636,200	-

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	%	Date	2003	2002
Eckerd Drug Store #6199	4.94	02/2010	$ 1,636,200	$ -
Eckerd Drug Store #6257	5.18	04/2010	640,000	-
Eckerd Drug Store #6286	5.18	04/2010	1,601,450	-
Eckerd Drug Store #6334	4.94	02/2010	1,636,200	-
Eckerd Drug Store #6392	4.97	02/2010	1,636,200	-
Eckerd Drug Store #6695	4.97	02/2010	1,636,200	-
Edgewater Town Center	4.69	06/2010	14,000,000	-
Eisenhower Crossing I	6.09	01/2007	16,375,000	16,375,000
Eisenhower Crossing II	6.12	01/2007	7,425,000	7,425,000
Fayette Pavilion I & II	7.25	11/2019	46,944,632	-
Fayette Pavilion III	3.80	03/2007	25,150,000	-
Flamingo Falls	4.35	08/2010	13,200,000	-
Forest Hills Centre	4.49	03/2010	3,660,000	-
Forestdale Plaza	4.91	02/2010	3,319,000	3,319,000
Gateway Market Center	7.94	08/2005	10,425,000	10,425,000
Gateway Plaza - Conway	4.65	05/2010	3,480,000	-
Gateway Plaza - Jacksonville	4.82	03/2010	6,500,000	-
Glenmark Shopping Center	4.81	10/2008	7,000,000	-
Golden Gate	4.74	04/2010	6,378,550	-
Goldenrod Groves	4.41	04/2010	4,575,000	-
Goody's Shopping Center	5.00	12/2010	1,185,000	-
Hairston Crossing	5.99	07/2009	3,655,000	3,655,000
Hampton Point	5.50	10/2009	2,475,000	2,475,000
Harundale Plaza	4.64	04/2010	12,362,000	-
Heritage Pavilion	4.46	07/2009	21,500,000	-
Hilliard Rome	5.87	01/2013	11,869,858	-
Hillsboro Square	5.50	10/2009	12,100,000	12,100,000
Hiram Pavilion	4.51	08/2010	25,100,000	-
Houston Square	4.74	01/2009	2,750,000	-
Jones Bridge Plaza	4.38	04/2010	4,350,000	-
Kensington Place	4.91	01/2011	3,750,000	-
Killearn Shopping Center	8.25	01/2004	4,041,377	-
Kmart	6.80	06/2006	4,655,000	4,655,000
Kroger - Cincinnati	4.87	10/2010	3,969,240	-
Kroger - Grand Prairie	4.87	10/2010	3,086,160	-
Kroger - Westchester	4.87	10/2010	2,475,440	-
Lake Olympia Square	8.25	04/2007	5,313,086	5,478,984
Lake Walden Square	7.63	11/2007	9,564,238	9,699,828
Lakeview Plaza	8.00	03/2018	3,613,237	3,613,237
Largo Town Center	4.90	12/2010	17,200,000	-
Lexington Place	4.96	01/2011	5,300,000	-
Loisdale Center	4.58	12/2008	15,950,000	-
Lowe's Home Improvement - Baytown	4.87	10/2010	6,098,840	-
Lowe's Home Improvement - Cullman	4.87	10/2010	4,737,480	-
Lowe's Home Improvement - Houston	4.87	10/2010	6,392,760	-
Lowe's Home Improvement - Steubenville	4.87	10/2010	6,060,560	-

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	%	Date	2003	2002
Lowe's Home Improvement	6.80	06/2006	$ 4,845,000	$ 4,845,000
Manchester Broad Street	4.76	12/2008	7,205,000	-
Market Square	7.02	09/2008	8,290,083	-
Marketplace at Mill Creek	4.34	05/2010	27,700,000	-
McFarland Plaza	5.50	09/2009	8,425,000	8,425,000
Meadowmont Village Center	4.20	08/2010	13,400,000	-
Melbourne Shopping Center	7.68	03/2009	5,946,658	5,947,967
Merchants Square	7.25	11/2008	3,164,966	3,167,437
Midway Plaza	4.91	11/2010	15,638,289	-
Monroe Shopping Center	4.44	06/2010	1,915,000	-
Naugatuck Valley Shopping Center	4.72	12/2008	28,600,000	-
North Aiken Bi Lo Center	4.64	04/2010	2,900,000	-
North Hills Commons	5.24	11/2010	2,475,000	-
Northlake Commons	4.96	01/2011	13,376,000	-
Northpoint Marketplace	5.50	09/2009	4,535,000	4,535,000
Oakley Plaza	4.29	08/2010	5,175,000	-
Oleander Shopping Center	7.80	11/2011	3,000,000	3,000,000
Overlook at King of Prussia	4.60	03/2008	30,000,000	-
Paraiso Plaza	4.44	06/2010	5,280,000	-
PETsMART - Chattanooga	7.37	06/2008	1,303,800	1,303,800
PETsMART - Daytona Beach	7.37	06/2008	1,361,200	1,361,200
PETsMART - Fredericksburg	7.37	06/2008	1,435,000	1,435,000
Plant City Crossing	4.70	04/2010	5,900,000	-
Pleasant Hill	7.35	06/2005	17,120,000	17,120,000
Presidential Commons	6.80	12/2007	24,066,555	24,066,555
Presidential Commons	2.50	11/2006	2,000,000	2,000,000
Publix Brooker Creek	7.88	12/2004	4,468,070	-
River Ridge	4.16	04/2008	14,500,000	-
River Run	4.01	08/2010	6,490,000	-
Riverdale Shops	4.25	02/2008	23,200,000	-
Riverstone Plaza	5.50	09/2009	17,600,000	17,600,000
Rosedale Shopping Center	7.94	06/2011	13,300,000	13,300,000
Route 22 Retail Shopping Center	7.49	01/2008	11,296,782	-
Sand Lake Corners	6.80	06/2008	11,900,000	11,900,000
Sandy Plains Village	5.00	12/2010	9,900,000	-
Seekonk Town Center	4.06	05/2007	6,100,000	-
Sexton Commons	4.50	12/2009	4,400,000	4,400,000
Sharon Greens	6.07	09/2009	6,500,000	6,500,000
Sheridan Square	4.39	06/2010	3,600,000	-
Shoppes at Citiside	4.37	05/2010	5,600,000	-
Shoppes at Lake Dow	4.97	12/2010	6,100,000	-
Shoppes at Lake Mary	4.91	01/2010	6,250,000	6,250,000
Shoppes at New Tampa	4.91	08/2010	10,600,000	-
Shoppes at Paradise Point	5.12	10/2010	6,420,000	-
Shoppes on the Circle	7.92	11/2010	12,092,237	12,200,088
Sony Theatre Complex	4.69	07/2010	6,445,000	-

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Fixed Rate Mortgages Payable	%	Date	2003	2002
Southlake Shopping Center	7.25	11/2008	$ 7,590,548	$ 7,683,755
Spring Mall Center	4.66	12/2010	5,765,000	-
Springfield Park	4.20	08/2010	5,600,000	-
Stonecrest Marketplace	4.34	05/2010	19,075,000	-
Super Wal-Mart - Alliance	4.87	10/2010	8,450,640	-
Super Wal-Mart - Greenville	4.87	10/2010	9,048,160	-
Super Wal-Mart - Winston-Salem	4.87	10/2010	10,030,020	-
Super Wal-Mart/Sam's Club	4.87	10/2010	7,938,480	-
Suwanee Crossroads	4.60	08/2010	6,670,000	-
Sycamore Commons	5.11	09/2009	20,000,000	20,000,000
Target Center	6.02	08/2009	4,192,000	4,192,000
Tequesta Shoppes Plaza	5.30	10/2010	5,200,000	-
Town & Country	4.70	05/2010	30,900,000	-
Town Center Commons	7.00	04/2006	4,750,000	4,750,000
Turkey Creek I & II	5.23	11/2010	7,050,000	-
Valley Park Commons	4.44	04/2010	6,770,000	-
Village Center	4.44	04/2010	13,200,000	-
Village Crossing	4.73	06/2010	44,000,000	-
Village Square at Golf	5.23	11/2010	10,200,000	-
Walgreens	4.84	12/2010	2,397,000	-
Walk at Highwoods I	5.50	10/2009	13,230,000	13,230,000
Wakefield Crossing	4.50	12/2009	5,920,000	5,920,000
Ward's Crossing	5.50	09/2009	6,090,000	6,090,000
Waterfront Marketplace/Town Center	6.35	08/2012	71,961,959	-
West Falls Plaza	4.69	06/2010	11,075,000	-
West Oaks	6.80	06/2006	4,900,000	4,900,000
Westside Centre	4.27	09/2013	29,350,000	-
Willoughby Hills Shopping Center	6.98	06/2018	14,480,310	-
Windsor Court Shopping Center	4.39	06/2010	8,015,000	-

Total Fixed Rate Mortgages Payable				$$418,621,041

	Interest Rate		Balance at
	at 12/31/03	Maturity	December 31,	December 31,
Variable Rate Mortgages Payable	%	Date	2003	2002
Bartow Marketplace	2.82	09/2006	$13,475,000	$13,475,000
Boynton Commons	2.83	03/2008	15,125,000	15,125,000
Bridgewater Marketplace	2.92	09/2006	2,987,500	2,987,500
Citrus Hills	2.87	02/2007	3,000,000	3,000,000
Conway Plaza	2.77	06/2005	5,000,000	5,000,000
Creekwood Crossing	4.00	03/2007	11,750,000	11,750,000
Douglasville Pavilion	2.34	07/2007	14,924,000	14,925,000
Douglasville Pavilion	N/A	07/2003	-	1,360,000
Fayetteville Pavilion	2.34	07/2007	15,939,000	15,940,000
Fayetteville Pavilion	N/A	07/2003	-	1,450,000
Fountains	2.92	03/2004	13,999,900	-
Jo-Ann Fabrics	2.82	08/2008	2,450,000	2,450,000
Just For Feet - Augusta	2.92	03/2007	1,668,000	1,668,000
Just For Feet - Covington	2.92	03/2007	1,885,000	1,885,000
Just For Feet - Daytona	2.92	09/2006	2,000,000	2,000,000
Lakewood Ranch	3.02	10/2009	4,400,000	4,400,000
Newnan Pavilion	2.34	07/2007	20,414,889	18,999,243
Newnan Pavilion	N/A	07/2003	-	1,727,128
Sarasota Pavilion	2.81	07/2007	19,000,000	19,000,000
Sarasota Pavilion	2.81	07/2007	2,000,000	2,000,000
Sarasota Pavilion	N/A	07/2003	-	8,850,000
Skyview Plaza	2.76	11/2006	10,875,000	10,875,000
Southlake Pavilion	2.34	07/2007	36,213,648	31,723,316
Southlake Pavilion	N/A	07/2003	-	2,879,393
Steeplechase Plaza	2.67	04/2007	4,651,350	4,651,350
Stonebridge Square	2.92	07/2007	10,900,000	10,900,000
Turkey Creek I & II	N/A	07/2003	-	1,100,000
Turkey Creek I & II	2.34	07/2007	12,119,000	12,120,000
Universal Plaza	4.00	04/2007	4,970,000	4,970,000
Venture Pointe	2.34	07/2007	14,474,000	14,475,000
Venture Pointe	N/A	07/2003	-	1,315,000
Woodstock Square	2.82	07/2008	14,000,000	14,000,000
Woodstock Square	2.92	04/2004	6,700,000	-

Total Variable Rate Mortgages Payable			$ 264,921,287	$ 257,000,930

Total Mortgages Payable before
premium from debt assumed at acquisition			$2,009,258,385	$ 675,621,971

Net premium from debt assumed at
acquisition, net of amortization			18,638,493	-

Total Mortgages Payable			$2,027,896,878	$675,621,971
			=================	==============
Note and Margin Payable
Line of credit Key Bank	3.188	03/2004	$ 50,000,000	$ -
Margin account			-	3,402,071

Total Note and Margin Payable			$ 50,000,000	$ 3,402,071
			===========	==========

The Company believes it can achieve the optimum balance between risk and return to its stockholders by leveraging its properties at approximately 50% of their value. The Company also believes that it can borrow at the lowest overall cost of funds by placing individual financing on each of the properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

The majority of the Company's loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs. Interest on variable rate loans are currently based on LIBOR (London Inter-Bank Offering Rate which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 300 basis points. Fixed-rate loans, which the Company is currently funding, bear interest based on corresponding treasury instruments plus a spread of 110 to 135 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.

For the years ended December 31, 2003 and 2002, the Company closed on or assumed mortgage debt with a principal amount of $1,333,636,414 and $362,122,459, net of mortgage debt repaid, respectively. The average costs of funds at December 31, 2003 were approximately 4.93%. The Company also maintained three lines of credit in the aggregate amount of $264,000,000, of which $63,999,900 was outstanding as of December 31, 2003. The first line of credit for $14,000,000 is secured by the Fountains investment property, while the second line of credit in the amount of $50,000,000 matured in November 2003 and was not renewed. In addition, a $200,000,000 unsecured line of credit was granted to the Company, of which $50,000,000 was outstanding as of December 31, 2003. This facility requires that the Company comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. The Company was in compliance with these covenants for the reporting period ending December 31, 2003. The Company intends to renew this line of credit when it matures in 2004. However, the Company is currently evaluating its anticipated financing needs and may renew the line at a different maximum funding amount. The line of credit in the amount of $14,000,000 also matures in 2004, and the Company does not intend to renew this facility.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of the Company's mortgages is estimated to be approximately $2,047,600,000, as of December 31, 2003. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

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

Individual decisions regarding interest rates, loan-to-value, fixed versus variable rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is placed.

The following table shows the debt maturing during the next five years.

	2004	2005	2006	2007	2008	Thereafter
Maturing debt:
Fixed rate debt	$12,894,167	32,277,895	47,412,724	95,826,280	202,859,459	1,353,066,573
Variable rate debt	$70,699,900	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000

The principal balance of $314,921,287 or 15% of the Company's mortgages payable at December 31, 2003, have variable interest rates averaging 2.77%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The Company paid off or refinanced all of the debt that matured during 2003 and 2002. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. The Company intends to pay off or refinance all debt that matures in 2004.

(8)  Mortgages Receivable

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

On August 29, 2002, the Company funded a mortgage note receivable of $44,000,000 which replaced a loan used by the borrower for the construction of a shopping center known as Westside Centre in Huntsville, Alabama. The note maintained a stated interest rate of 9.25% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, at the time the property was purchased.

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

On November 19, 2002, the Company funded a second mortgage note receivable for $7,000,000 to be used by the borrower for the construction of a portion of Westside Centre. The note maintained a stated rate of interest of 9.00% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, when the Company exercised its option to purchase the property.

On March 27, 2003, the Company funded a first mortgage receivable for $36,000,000 for a shopping center known as Carlisle Commons in Carlisle, Pennsylvania. The note required monthly payments at a stated interest rate of 8.446% and matured on September 1, 2003. On September 8, 2003, the Company exercised its option to purchase this property and this mortgage note receivable was applied toward the purchase price of the property.

(9)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. All of the Company's shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, New Jersey, Massachusetts, Ohio, California, Colorado, Michigan, Rhode Island and Washington. The Company's shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The net property operations and net income are summarized in the following table as of and for the years ended December 31, 2003, 2002 and 2001, along with a reconciliation to net income.

Property Operations:	2003	2002	2001
Property rental and additional
rental income	$312,050,357	$111,511,248	$35,273,231
Other property operating income	566,389	560,081	250,183
Total property operating expenses	(78,567,783)	(27,614,507)	(10,177,996)
Mortgage interest	(62,348,837)	(23,507,709)	(9,712,221)

Net property operations	171,700,126	60,949,113	15,633,197

Interest and dividend income	5,152,699	4,411,158	2,103,810
Other income / (loss)	59,019	(471,721)	127,539

Less non-property expenses:
Professional services	1,995,081	915,333	377,834
General and administrative expenses	3,048,828	1,439,274	676,500
Acquisition cost expenses	1,494,765	350,260	164,788
Advisor Asset Management fee	15,530,795	5,293,000	--
Depreciation and amortization	85,006,061	29,395,397	8,652,781

Net income	$69,836,314	$27,495,286	$7,992,643
	========	========	=======

The following table summarizes property asset information as of December 31, 2003 and 2002.
	2003	2002
Total assets:
Shopping centers	$3,635,900,229	$1,459,872,320
Non-Segment assets	434,127,303	307,816,039

	$4,070,027,532	$1,767,688,359
	==========	===========

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customer that individually accounts for 10% or more of the Company's consolidated revenues.

(10)  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of December 31, 2003, 2002 and 2001, options to purchase 15,000, 13,500 and 12,000 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of December 31, 2003 and 2002, warrants to purchase 8,550,767 and 4,788,968 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 192,874,787, 70,243,809 and 21,682,783 for the years ended December 31, 2003, 2002 and 2001, respectively.

(11)  Commitments and Contingencies

During 2003 the Company was at various stages in the development of eleven projects. Five of these were single tenant Eckerd Drug Stores which were completed before the end of the year and placed in service. The total project cost of the five Eckerd Drug Stores was $13,857,706.

The table below summarizes the important information regarding the remaining six development projects.

				Est. Total	Actual Cost	Amount
	Date	Major	Square	Project	Incurred	Accrued	Placed In
Property	Acquired	Tenants	Footage	Costs	at 12/31/03	12/31/03	Service
Redbud Commons	06/04/03	Bi-Lo	62,527	$ 7,290,000	$ 5,101,545	$ 274,718	--
Shoppes on the Ridge	12/12/02	Publix	111,971	14,581,807	11,730,891	2,720,147	Q4 03
Shoppes of Golden Acres I & II	02/18/02	Publix	120,770	19,300,000	11,096,266	44,316	Q4 02
Southampton Village	11/12/02	Publix	77,900	10,522,000	10,769,917	1,944,674	Q4 03
Southwood Plantation	10/18/02	Publix	62,500	7,632,000	7,752,002	1,162,500	Q3 03
Watercolor Crossing	03/27/03	Publix	43,200	7,248,273	6,516,956	1,024,674	Q4 03

For each development project the Company has undertaken, it acquired the land when at least one anchor or credit tenant signed a lease. With the exception of Redbud Commons, the Company concurrently entered into a co-development agreement with an experienced developer to oversee each project, including supervision of the general contractor and leasing activities. Each developer, under the co-development agreement is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion. All projects are close to completion as of December 31, 2003 and costs are within the budget established for each project.

It is the Company's experience that including development projects in its portfolio enhances the return to stockholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

The Company closed on several properties which have earnout components, meaning that the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any additional obligation. Based on pro forma leasing rates, the Company may pay as much as approximately $67,000,000 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2003 and 2002 the Company agreed to fund a total of six notes receivable related to the build out of tenant earnout spaces at certain of its shopping centers. The notes maintain a stated interest rate of 9.00% per annum and mature on dates ranging from December, 2003 through September, 2007. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at December 31, 2003 was $8,164,960 and is included in construction in progress on the balance sheet. Interest received on these notes is applied as a reduction to the Company's final costs. These receivables are expected to be repaid at the time each earnout is funded.

(12)  Subsequent Events

The Company paid distributions of $15,744,474, $15,759,133 and $14,793,011 to its stockholders in January, February and March, 2004, respectively.

Through the DRP and SRP, the Company issued a net of 2,389,096 shares of Common Stock from January 1, 2004 through March 5, 2004, resulting in a total of 225,736,601 shares of Common Stock outstanding.

From the period beginning January 1, 2004, through March 5, 2004, the Company purchased six additional properties for an approximate purchase price of $76,900,000, consisting of 568,577 square feet. The Company also exercised its option to acquire Fountains, located in Plantation, Florida, which was previously included in the accounts of the Company as described in Note 2. The Company had previously committed to fund a first mortgage receivable to the seller in an amount of $53,000,000, of which $50,740,045 was outstanding and paid off at the closing.

The Company is obligated under earnout agreements to pay for certain tenant space in its existing properties, after the tenant moves into its space and begins paying rent. The Company funded earnouts on eight additional tenant spaces for a total of $9,520,696 at six of its existing properties.

The Company closed on or assumed a total of 14 individual mortgages payable totaling $103,353,242 subsequent to December 31, 2003. The Company repaid at maturity, two loans totaling $10,741,377 and partially repaid one loan in the amount of $5,730,785 per its agreement with the lender.

The Company intends to purchase five additional properties for a total of approximately $65,000,000, but there can be no assurance that the Company will acquire these properties. These acquisitions have been approved by the Company's Board of Directors.

(13)  Quarterly Operating Results (unaudited)

The following represents the results of operations, for each quarterly period, during the years 2003 and 2002.
	2003
	Dec 31	Sep 30	Jun 30	Mar 31

Total Income	$105,742,239	$88,667,812	$71,253,613	$52,164,800
Net Income	16,887,604	21,241,732	17,263,644	14,443,334

Net income, per common share,
basic and diluted.	$.07	$.10	$.09	$.10

	2002
	Dec 31	Sep 30	Jun 30	Mar 31

Total Income	$40,214,075	$30,261,772	$24,720,394	$20,814,525
Net Income	8,800,927	7,485,220	5,928,019	5,281,120

Net income, per common share,
basic and diluted.	$.07	$.10	$.10	$.12

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total(B) (D)	Depreciation (E)	Constructed	Acquired
440 Commons Jersey City, NJ	$ 9,875,000	$5,809,968	$12,235,860	$(161,498)	$5,809,968	$12,074,362	$17,884,330	$270,842	1997	05/03
Aberdeen Square Boynton Beach, FL	3,670,000	1,948,473	4,768,166	(110,166)	1,948,473	4,658,000	6,606,473	395,918	1990	10/01
Abernathy Square Atlanta, GA	13,392,000	8,054,652	16,076,111	(161,088)	8,054,652	15,915,023	23,969,675	1,324,345	1983/1994	12/01
Acworth Avenue Retail Shopping Center Acworth, GA	-	959,257	1,875,198	(16,162)	959,257	1,859,036	2,818,293	171,299	2001	12/00
Albertson's at Bloomingdale Hills Brandon, FL	-	2,346,361	3,509,415	(1,440,453)	2,346,361	2,068,962	4,415,323	-	2002	12/03
Anderson Central Anderson, SC	8,600,000	2,219,839	13,642,727	(411,841)	2,219,839	13,230,886	15,450,725	1,134,382	1999	11/01
Barrett Pavilion Kennesaw, GA	44,000,000	20,032,828	60,149,900	(5,882)	20,032,828	60,144,018	80,176,846	1,376,816	1994-1998	05/03
Bartow, Marketplace Cartersville, GA	13,475,000	6,098,178	18,308,271	78,338	6,098,178	18,386,609	24,484,787	2,781,004	1995	09/99
Bellevue Place Shopping Center Nashville, TN	5,985,000	1,694,111	9,189,722	(110,396)	1,694,111	9,079,326	10,773,437	109,881	2002/2003	08/03
Bi-Lo - Asheville Asheville, NC	4,235,000	1,358,196	6,368,469	(226,746)	1,358,196	6,141,723	7,499,919	151,515	2003	05/03
Bi-Lo - Southern Pines Southern Pines, NC	3,950,000	1,652,015	6,474,861	(129,152)	1,652,015	6,345,709	7,997,724	179,947	2002	04/03
Birkdale Village Charlotte, NC	55,000,000	7,354,553	89,055,809	(4,113,121)	7,354,554	84,942,687	92,297,241	1,882,839	2002/2003	05/03
Boynton Commons Boynton Beach, FL	15,125,000	8,698,355	21,803,370	(21,131)	8,698,355	21,782,239	30,480,594	3,551,069	1998	07/99
Brandon Blvd. Shoppes Brandon, FL	5,137,000	1,894,787	7,587,323	(87,717)	1,894,787	7,499,606	9,394,393	613,185	1994	11/01
Brick Center Plaza Brick, NJ	10,300,000	3,187,625	16,263,625	76,476	3,187,625	16,340,101	19,527,726	374,455	1999	05/03
Bridgewater Marketplace Orlando, FL	2,987,500	783,493	5,221,618	(55,476)	783,493	5,166,142	5,949,635	791,654	1998	09/99

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Camfield Corners Charlotte, NC	$ 5,150,000	$ 1,755,931	$ 7,582,629	$ (1,657,168)	$ 1,755,931	$ 5,925,461	$ 7,681,392	$ 81,843	1994	08/03
Camp Hill Center Harrisburg, PA	4,300,000	1,126,880	6,659,326	(45,129)	1,126,880	6,614,197	7,741,077	255,354	1978/2002	01/03
Capital Crossing Raleigh, NC	5,478,000	2,394,055	7,590,288	(326,664)	2,394,055	7,263,624	9,657,679	237,224	1995	02/03
Carlisle Commons Carlisle, PA	21,560,000	10,350,000	29,284,699	(9,191,817)	10,350,000	20,092,882	30,442,882	187,061	2001	09/03
Cascades Marketplace Sterling, VA	9,240,000	5,015,795	11,824,398	111,228	5,015,795	11,935,626	16,951,421	231,086	1996-1998	07/03
Casselberry Commons Casselberry, FL	8,703,000	6,702,658	11,191,912	329,551	6,702,658	11,521,463	18,224,121	1,918,005	1973/1998	12/99
Cedar Springs Crossing Spartanburg, SC	-	1,941,809	8,248,820	(1,471,219)	1,941,809	6,777,601	8,719,410	45,102	2001	10/03
Chatham Crossing Siler City, NC	2,190,000	971,620	2,992,100	(88,590)	971,620	2,903,510	3,875,130	113,622	2002	12/02
Chesterfield Crossings Richmond, VA	6,380,000	2,791,620	8,190,130	589,805	2,791,620	8,779,935	11,571,555	615,514	2000	06/02
Chickasaw Trails Shopping Center Orlando, FL	4,400,000	1,723,260	6,907,737	(108,193)	1,723,260	6,799,544	8,522,804	595,060	1994	08/01
Circuit City Plaza Orlando, FL	6,275,000	3,756,672	7,761,404	(111,424)	3,756,672	7,649,980	11,406,652	490,449	1999	07/02
Citrus Hills Citrus Hills, FL	3,000,000	841,567	5,185,586	115,899	841,567	5,301,485	6,143,052	416,200	1994/2003	12/01
City Crossing Warner Robins, GA	10,070,000	1,893,133	12,750,925	2,944,099	2,307,643	15,280,514	17,588,157	499,117	2001	11/02
Clayton Corners Clayton, NC	9,850,000	1,615,060	13,379,346	(522,957)	1,615,060	12,856,389	14,471,449	642,872	1999	11/02
Clearwater Crossing Flowery Branch, GA	7,800,000	1,376,306	11,926,768	(1,644,064)	1,376,306	10,282,704	11,659,010	69,045	2003	10/03
Colonial Promenade Bardmore Center Largo, FL	9,400,000	8,745,733	8,405,232	(491,387)	8,745,733	7,913,845	16,659,578	259,222	1991	02/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Columbia Promenade Kissimmee, FL	$ 3,600,000	$ 1,483,737	$ 5,956,206	$ (6,206)	$ 1,483,737	$ 5,950,000	$ 7,433,737	$ 720,327	2000	01/01
Columbiana Station Columbia, SC	25,900,000	7,486,111	39,128,619	(824,794)	7,486,111	38,303,825	45,789,936	1,452,939	1999	12/02
Commonwealth Center II Richmond, VA	12,250,000	4,509,455	17,768,396	429,263	4,509,455	18,197,659	22,707,114	596,786	2002	02/03
CompUSA Retail Center Newport News, VA	4,000,000	2,261,885	5,062,238	(67,105)	2,261,885	4,995,133	7,257,018	238,043	1999	11/02
Concord Crossing Concord, NC	2,890,000	816,686	4,513,910	232,817	816,686	4,746,727	5,563,413	155,090	1994	02/03
Conway Plaza Orlando, FL	5,000,000	2,215,324	6,332,434	328,743	2,215,324	6,661,177	8,876,501	1,052,832	1985/1999	02/00
Cortez Plaza Bradenton, FL	16,787,034	4,879,790	21,939,523	(824,425)	4,879,790	21,115,098	25,994,888	138,274	1966/1988	10/03
CostCo Plaza White Marsh, MD	9,255,000	6,472,771	10,383,803	(389,962)	6,472,772	9,993,840	16,466,612	177,893	1987/1992	06/03
Countryside Naples, FL	4,300,000	1,117,428	7,478,173	54,254	1,117,428	7,532,427	8,649,855	1,185,633	1997	10/99
Cox Creek Florence, AL	15,106,508	4,256,549	14,974,285	(160,203)	4,256,549	14,814,082	19,070,631	707,246	2001	09/02
Creeks at Virginia Center Richmond, VA	27,603,587	8,125,000	31,332,730	920,639	8,125,000	32,253,369	40,378,369	902,588	2002	04/03
Creekwood Crossing Bradenton, FL	11,750,000	6,376,185	17,239,607	(214,023)	6,376,185	17,025,584	23,401,769	1,461,198	2001	11/01
Crossroads Plaza Lumberton, NJ	-	3,591,455	14,640,287	(3,614,946)	3,591,455	11,025,341	14,616,796	36,088	2003	11/03
Crystal Springs Shopping Center Crystal Springs, FL	4,070,000	1,064,112	6,413,838	(132,598)	1,064,112	6,281,240	7,345,352	434,583	2001	04/02
Denbigh Village Shopping Center Newport News, VA	11,457,000	6,371,122	14,483,694	120,505	6,371,122	14,604,199	20,975,321	288,437	1998/2003	06/03
Douglasville Pavilion Douglasville, GA	14,924,000	6,540,781	20,836,192	(537,482)	6,540,781	20,298,710	26,839,491	1,391,618	1998	12/01

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Downtown Short Pump Richmond, VA	$ 18,480,000	$ 8,045,152	$ 25,470,041	$ 2,947,489	$ 8,045,152	$ 28,417,530	$ 36,462,682	$ 839,403	2000	03/03
Duvall Village Bowie, MD	9,330,484	4,000,000	9,045,904	(198,566)	4,405,679	8,441,659	12,847,338	402,276	1998	12/01
East Hanover Plaza East Hanover, NJ	9,280,000	2,769,561	14,542,979	(153,009)	2,769,561	14,389,970	17,159,531	329,805	1994	05/03
Edgewater Town Center Edgewater, NJ	14,000,000	7,288,957	19,741,150	(1,217,300)	7,288,957	18,523,850	25,812,807	424,494	2000	05/03
Eisenhower Crossing I & II Macon, GA	23,800,000	7,487,472	35,804,354	(644,203)	7,487,472	35,160,151	42,647,623	2,867,733	2001/2002	11/01, 03/02
Fayette Pavilion I & II Fayetteville, GA	46,944,632	21,500,410	67,020,852	(18,467,070)	21,500,408	48,553,784	70,054,192	476,337	1995	09/03
Fayette Pavilion III Fayetteville, GA	25,150,000	6,199,616	40,108,028	(2,829,904)	6,526,765	36,950,975	43,477,740	551,040	2000-2002	07/03
Fayetteville Pavilion Fayetteville, NC	15,939,000	7,114,584	19,783,655	471,612	7,446,420	19,923,431	27,369,851	1,513,958	1998/2001	12/01
Flamingo Falls Pembroke Pines, FL	13,200,000	5,935,273	18,010,465	(255,711)	5,935,273	17,754,754	23,690,027	465,034	2001	04/03
Forest Hills Centre Wilson, NC	3,660,000	1,582,094	5,093,270	(62,148)	868,647	5,744,569	6,613,216	313,489	1989	09/02
Forestdale Plaza Jamestown, NC	3,319,000	1,262,754	5,407,118	(170,613)	1,262,754	5,236,505	6,499,259	312,528	2001	08/02
Fountains Plantation, FL	13,999,900	15,920,000	28,492,462	(613,211)	15,920,000	27,879,251	43,799,251	900,442	1989	02/03
Gateway Market Center St. Petersburg, FL	10,425,000	6,351,847	14,576,808	224,644	6,351,847	14,801,452	21,153,299	1,807,012	1999/2000	09/00
Gateway Plaza - Conway Conway, SC	3,480,000	912,466	5,382,247	(118,206)	912,466	5,264,041	6,176,507	208,662	2002	12/02
Gateway Plaza - Jacksonville Jacksonville, NC	6,500,000	2,906,103	8,959,217	1,121,175	2,906,103	10,080,392	12,986,495	462,957	2000/2001	11/02
Glenmark Shopping Center Morgantown, WV	7,000,000	4,128,488	8,853,200	77,490	4,128,488	8,930,690	13,059,178	216,120	1999/2000	04/03
Golden Gate Greensboro, NC	6,378,550	3,644,643	6,899,915	855,763	3,644,643	7,755,678	11,400,321	343,293	1962/2002	10/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Goldenrod Groves Orlando, FL	$ 4,575,000	$ 3,048,044	$ 6,128,605	$ 1,024,654	$ 3,048,044	$ 7,153,259	$ 10,201,303	$ 291,115	1985/1998	10/02
Hairston Crossing Decatur, GA	3,655,000	1,066,527	5,563,132	(61,702)	1,066,527	5,501,430	6,567,957	429,481	2001/2002	02/02
Hampton Point Taylors, SC	2,475,000	1,072,903	3,453,395	4,327	1,072,903	3,457,722	4,530,625	212,923	1993	05/02
Harundale Plaza Glen Burnie, MD	12,362,000	9,869,539	14,882,463	(792,537)	9,869,539	14,089,926	23,959,465	595,387	1999	11/02
Heritage Pavilion Smyrna, GA	21,500,000	11,492,051	28,521,372	(243,675)	11,492,051	28,277,697	39,769,748	590,170	1995	05/03
Hilliard Rome Columbus, OH	11,869,858	2,132,928	15,038,657	(1,984,717)	2,132,928	13,053,940	15,186,868	40,612	2001	11/03
Hillsboro Square Deerfield Beach, FL	12,100,000	6,157,134	12,828,066	2,171,943	5,780,000	15,377,143	21,157,143	971,628	1978/2002	06/02
Hiram Pavilion Hiram, GA	25,100,000	9,258,950	27,528,110	521,206	9,608,079	27,700,187	37,308,266	528,072	2001/2002	05/03
Houston Square Warner Robbins, GA	2,750,000	1,332,763	3,881,243	(358,870)	1,332,763	3,522,373	4,855,136	23,056	1994	10/03
Jones Bridge Plaza Norcross, GA	4,350,000	1,791,065	5,734,426	322,360	1,885,398	5,962,453	7,847,851	261,598	1999	11/02
Kensington Place Murfreesboro, TN	3,750,000	1,562,444	5,604,571	(717,703)	1,562,444	4,886,868	6,449,312	64,115	1998	08/03
Killearn Shopping Center Tallahassee, FL	4,041,377	2,733,696	8,211,799	(26,466)	2,733,696	8,185,333	10,919,029	189,736	1980	05/03
Lake Olympia Square Ocoee, FL	5,313,086	2,567,471	7,306,483	2,662	2,562,471	7,314,145	9,876,616	1,217,594	1995	09/99
Lake Walden Square Plant City, FL	9,564,238	3,006,662	11,549,586	308,620	3,006,662	11,858,206	14,864,868	2,240,087	1992	05/99
Lakeview Plaza Kissimmee, FL	3,613,237	842,077	5,345,819	(95,541)	842,077	5,250,278	6,092,355	220,059	1998	12/02
Lakewood Ranch Bradenton, FL	4,400,000	3,426,105	6,067,556	(232,171)	3,426,105	5,835,385	9,261,490	272,692	2001	11/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Largo Town Center Upper Marlboro, MD	$ 17,200,000	$ 15,947,501	$ 14,999,720	$ (6,872,120)	$15,947,501	$ 8,127,600	$ 24,075,101	$ 110,674	1991	08/03
Lexington Place Lexington, SC	5,300,000	1,205,000	7,276,100	(1,786,358)	1,205,000	5,489,742	6,694,742	36,532	2003	10/03
Logger Head Junction Sarasota, FL	-	344,321	320,738	(14,646)	344,321	306,092	650,413	24,488	1980/1984	02/02
Loisdale Center Springfield, VA	15,950,000	7,429,168	21,622,171	(4,892,049)	7,429,168	16,730,122	24,159,290	54,759	1999	11/03
Market Square Douglasville, GA	8,290,083	2,309,461	10,595,333	1,434,935	2,400,000	11,939,729	14,339,729	396,957	1974/1990	01/03
Marketplace at Mill Creek Buford, GA	27,700,000	14,457,044	35,660,892	259,683	14,789,070	35,588,549	50,377,619	1,060,412	2002/2003	02/03
McFarland Plaza Tuscaloosa, AL	8,425,000	2,325,039	12,933,566	(293,933)	2,325,039	12,639,633	14,964,672	782,466	1999	07/02
Meadowmont Village Center Chapel Hill, NC	13,400,000	2,948,143	23,860,318	(1,307,136)	2,948,143	22,553,182	25,501,325	905,030	2002	12/02
Melbourne Shopping Center Melbourne, FL	5,946,658	2,382,330	7,459,634	777,649	2,382,330	8,237,283	10,619,613	566,993	1999	04/02
Merchants Square Zephyrhills, FL	3,164,966	992,225	4,749,818	40,123	992,225	4,789,941	5,782,166	904,870	1993	06/99
Middletown Village Middletown, RI	-	3,041,163	14,829,906	(2,641,021)	3,041,163	12,188,885	15,230,048	39,897	2003	11/03
Midway Plaza Tamarac, FL	15,638,289	9,126,646	17,731,321	(548,404)	9,126,646	17,182,917	26,309,563	385,070	1985	05/03
Monroe Shopping Center Monroe, NC	1,915,000	714,882	2,833,326	(28,014)	714,882	2,805,312	3,520,194	91,674	1994	02/03
Naugatuck Valley Shopping Center Waterbury, CT	28,600,000	18,043,400	32,408,987	(5,986,349)	18,043,400	26,422,638	44,466,038	396,236	2003	08/03
Newnan Pavilion Newnan, GA	20,414,889	8,560,550	24,553,440	1,705,076	9,227,279	25,591,787	34,819,066	1,526,022	1998/2002	03/02
North Aiken Bi-Lo Center Aiken, SC	2,900,000	660,000	5,156,040	(95,807)	660,000	5,060,233	5,720,233	233,846	2002	11/02
North Hill Commons Anderson, SC	2,475,000	736,586	3,804,359	(28,854)	736,586	3,775,505	4,512,091	98,660	2000/2003	05/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Northlake Commons Palm Beach Gardens, FL	$ 13,376,000	$ 6,542,129	$ 15,100,982	$ (1,528,237)	$ 6,542,129	$ 13,572,745	$ 20,114,874	$ 213,676	1987/2003	07/03
Northpoint Marketplace Spartanburg, SC	4,535,000	809,351	7,459,725	(365,718)	809,351	7,094,007	7,903,358	448,840	2001	05/02
Oak Summit Winston-Salem, NC	-	4,236,131	9,429,821	(322,055)	4,236,131	9,107,766	13,343,897	-	2003	12/03
Oakley Plaza Asheville, NC	5,175,000	2,013,562	7,455,436	(833,741)	2,013,562	6,621,695	8,635,257	237,074	1988	02/03
Oleander Shopping Center Wilmington, NC	3,000,000	794,912	4,425,726	(121,373)	794,912	4,304,353	5,099,265	297,316	1989	05/02
Overlook at King of Prussia King of Prussia, PA	30,000,000	32,402,117	24,643,324	(3,753,683)	32,402,117	20,889,641	53,291,758	787,879	2002	02/03
Paradise Place West Palm Beach, FL	-	2,462,166	9,225,692	(2,044,007)	2,462,166	7,181,685	9,643,851	-	2003	12/03
Paraiso Plaza Hialeah, FL	5,280,000	2,789,414	6,692,059	45,964	2,789,414	6,738,023	9,527,437	219,846	1997	02/03
Plant City Crossing Plant City, FL	5,900,000	2,660,804	8,218,061	(351,774)	2,660,804	7,866,287	10,527,091	309,170	2001	11/02
Plaza Del Paraiso Miami, FL	-	4,014,906	11,401,776	(4,030,953)	4,014,906	7,370,823	11,385,729	54,397	2003	10/03
Pleasant Hill Duluth, GA	17,120,000	4,805,830	29,526,305	(234,177)	4,805,830	29,292,128	34,097,958	3,956,456	1997/2000	05/00
Pointe at Tampa Palms Tampa, FL	-	1,571,949	3,710,468	(1,428,659)	1,571,949	2,281,809	3,853,758	-	2003	12/03
Presidential Commons Snellville, GA	26,066,555	9,001,185	36,030,481	(712,012)	9,001,185	35,318,469	44,319,654	1,453,757	2000	11/02
Publix Brooker Creek Palm Harbor, FL	4,468,070	2,931,581	5,787,185	9,887	2,950,000	5,778,653	8,728,653	169,870	1994	02/03
River Ridge Birmingham, AL	14,500,000	6,487,314	20,004,535	(380,741)	6,487,314	19,623,794	26,111,108	830,849	2001	11/02
River Run Miramar, FL	6,490,000	2,791,260	8,847,053	(74,708)	2,791,260	8,772,345	11,563,605	229,641	1989	04/03
Riverdale Shops West Springfield, MA	23,200,000	13,521,437	28,533,164	(5,317,098)	13,521,437	23,216,066	36,737,503	290,847	1985/2003	08/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Riverstone Plaza Canton, GA	$ 17,600,000	$ 5,672,769	$ 26,270,288	$ (557,720)	$ 5,672,769	$ 25,712,568	$ 31,385,337	$ 1,763,609	1998	04/02
Rosedale Shopping Center Huntersville, NC	13,300,000	2,913,676	16,630,071	(150,052)	2,913,676	16,480,019	19,393,695	788,343	2000	11/02
Route 22 Retail Shopping Center Union, NJ	11,296,782	6,307,155	12,746,894	(4,048,734)	6,307,155	8,698,160	15,005,315	141,888	1997	07/03
Sand Lake Corners Orlando, FL	11,900,000	6,091,246	16,164,600	(90,158)	6,091,246	16,074,442	22,165,688	1,795,745	1998/2000	05/01
Sandy Plains Village Roswell, GA	9,900,000	4,615,446	13,440,022	678,873	4,615,446	14,118,895	18,734,341	299,921	1978/93/95	05/03
Sarasota Pavilion Sarasota, FL	21,000,000	17,273,845	24,826,101	(277,297)	17,273,845	24,548,804	41,822,649	1,738,754	1999	01/02
Sexton Commons Fuquay Varina, NC	4,400,000	799,852	7,223,004	(196,623)	799,852	7,026,381	7,826,233	449,216	2001/2002	08/02
Sharon Greens Cumming, GA	6,500,000	3,593,247	9,468,907	37,705	4,225,167	8,874,692	13,099,859	576,350	2001	05/02
Sheridan Square Dania, FL	3,600,000	2,425,266	5,160,970	23,126	2,425,266	5,184,096	7,609,362	170,166	1991	02/03
Shoppes at Citiside Charlotte, NC	5,600,000	2,009,614	7,696,077	210,521	2,009,614	7,906,598	9,916,212	319,503	2002	12/02
Shoppes at Lake Dow McDonough, GA	6,100,000	1,304,456	9,709,675	(153,064)	1,304,456	9,556,611	10,861,067	188,655	2002	06/03
Shoppes at Lake Mary Lake Mary, FL	6,250,000	3,618,581	7,521,439	(41,734)	3,618,581	7,479,705	11,098,286	397,879	2001	08/02
Shoppes at New Tampa Wesley Chapel, FL	10,600,000	6,007,635	13,187,920	458,142	6,007,635	13,646,062	19,653,697	530,952	2002	12/02
Shoppes at Oliver's Crossing Winston-Salem, NC	-	1,165,000	9,220,681	(663,074)	1,165,000	8,557,607	9,722,607	33,128	2003	11/03
Shoppes at Paradise Pointe Ft. Walton Beach, FL	6,420,000	2,147,867	9,443,556	(247,008)	2,147,867	9,196,548	11,344,415	218,196	1987/2000	05/03
Shoppes of Ellenwood Ellenwood, GA	-	1,058,148	9,644,599	(77,682)	1,058,148	9,566,917	10,625,065	64,950	2003	10/03
Shoppes of Golden Acres Newport Richey, FL	-	3,900,000	6,930,734	14,882	3,900,000	6,945,616	10,845,616	389,266	2002	02/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Shoppes of Lithia Brandon, FL	$ -	$ 2,379,805	$ 10,546,268	$ (3,108,609)	$ 2,379,805	$ 7,437,659	$ 9,817,464	$ 52,332	2003	10/03
Shoppes on the Circle Dothan, AL	12,092,237	1,544,088	13,468,413	34,784	1,544,088	13,503,197	15,047,285	618,551	2000	11/02
Shoppes on the Ridge Lake Wales, FL	-	3,039,729	8,382,441	-	3,039,729	8,382,441	11,422,170	19,983	2003	12/02
Skyview Plaza Orlando, FL	10,875,000	7,460,820	13,871,448	824,295	7,460,820	14,695,743	22,156,563	1,294,333	1994/1998	09/01
Sony Theatre Complex East Hanover, NJ	6,445,000	4,503,167	7,564,572	(118,012)	4,503,167	7,446,560	11,949,727	170,649	1993	05/03
Southampton Village Tyrone, GA	-	2,225,000	8,386,130	-	2,225,000	8,386,130	10,611,130	22,028	2003	11/02
Southlake Pavilion Morrow, GA	36,213,648	7,830,718	48,545,944	6,195,746	8,872,212	53,700,196	62,572,408	3,460,167	1996/2001	12/01
Southlake Shopping Center Cornelius, NC	7,590,548	3,633,377	9,999,573	(111,690)	3,633,377	9,887,883	13,521,260	458,911	2001	11/02
Southwood Plantation Tallahassee, FL	-	960,000	6,778,230	3,797	960,000	6,782,027	7,742,027	44,267	2003	10/02
Spring Mall Center Springfield, VA	5,765,000	2,585,438	7,896,018	(1,655,552)	2,585,438	6,240,466	8,825,904	81,404	1995/2001	08/03
Springfield Park Lawrenceville, GA	5,600,000	1,980,202	8,943,936	879,233	1,980,202	9,823,169	11,803,371	333,945	1992/2000	01/03
Squirewood Village Dandridge, TN	-	973,481	2,468,360	(307,479)	973,481	2,160,881	3,134,362	5,898	2003	11/03
Steeplechase Plaza Ocala, FL	4,651,350	1,554,810	7,092,510	361,748	1,618,271	7,390,797	9,009,068	593,128	1993	12/01
Stonebridge Square Roswell, GA	10,900,000	4,582,728	14,946,585	576,644	4,976,080	15,129,877	20,105,957	946,053	2001/2002	06/02
Stonecrest Marketplace Lithonia, GA	19,075,000	7,463,134	27,278,964	2,159,666	7,463,134	29,438,630	36,901,764	963,605	2002	02/03
Suwanee Crossroads Suwanee, GA	6,670,000	2,481,318	9,586,230	(47,365)	2,481,318	9,538,865	12,020,183	315,009	2002	02/03
Sycamore Commons Matthews, NC	20,000,000	7,995,359	30,188,891	1,746,959	8,679,951	31,251,258	39,931,209	1,975,100	2001/2002	07/02

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Target Center Columbia, SC	$ 4,192,000	$ 1,994,642	$ 5,677,919	$ (93,846)	$ 1,994,642	$ 5,584,073	$ 7,578,715	$ 418,478	2002	04/02
Tequesta Shoppes Plaza Tequesta, FL	5,200,000	2,898,918	8,539,792	112,399	2,898,918	8,652,191	11,551,109	317,483	1986	01/03
Town & Country Knoxville, TN	30,900,000	-	49,811,715	1,487,320	-	51,299,035	51,299,035	849,681	1985/87/97	05/03
Town Center Commons Kennesaw, GA	4,750,000	3,293,792	6,350,835	(31,262)	3,293,792	6,319,573	9,613,365	1,111,688	1998	07/99
Turkey Creek I & II Knoxville, TN	19,169,000	3,973,419	17,788,597	9,147,936	5,808,013	25,101,939	30,909,952	1,595,114	2001	01/02
Universal Plaza Lauderhill, FL	4,970,000	3,571,566	6,300,870	(620,803)	3,571,566	5,680,067	9,251,633	486,288	2002	01/02
Valley Park Commons Hagerstown, MD	6,770,000	1,822,018	9,495,115	(92,130)	1,822,018	9,402,985	11,225,003	276,636	1993	03/03
Venture Pointe Duluth, GA	14,474,000	10,878,572	15,654,530	185,203	10,878,571	15,839,734	26,718,305	1,094,650	1996	12/01
Village Center Mt. Pleasant, WI	13,200,000	5,511,994	18,474,755	(935,857)	5,511,994	17,538,898	23,050,892	493,900	2002/2003	03/03
Village Crossing Skokie, IL	44,000,000	24,379,852	45,063,466	6,608,921	26,500,701	49,551,538	76,052,239	1,062,596	1989	05/03
Village Square at Golf Boynton Beach, FL	10,200,000	4,536,806	14,000,584	(333,620)	4,536,806	13,666,964	18,203,770	586,640	1983/2002	11/02
Wakefield Crossing Raleigh, NC	5,920,000	2,151,750	8,642,715	(314,234)	2,151,750	8,328,481	10,480,231	574,354	2001	08/02
Walk at Highwoods I Tampa, FL	13,230,000	7,423,113	16,575,476	(548,308)	7,423,113	16,027,168	23,450,281	1,002,650	2001	07/02
Ward's Crossing Lynchburg, VA	6,090,000	2,661,733	8,438,070	(214,882)	2,661,733	8,223,188	10,884,921	659,051	2001	06/02
Watercolor Crossing Tallahassee, FL	-	710,000	4,774,517	-	710,000	4,774,517	5,484,517	-	2003	03/03
Waterfront Marketplace/ Town Center Homestead, PA	71,961,959	16,615,928	96,407,924	(16,824,083)	16,615,927	79,583,842	96,199,769	244,298	2001-2003	11/03
West Falls Plaza West Paterson, NJ	11,075,000	4,108,712	16,871,205	(96,704)	4,108,712	16,774,501	20,883,213	384,488	1995	05/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Multi-tenant Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
West Oaks Ocoee, FL	$ 4,900,000	$ 4,514,559	$ 6,706,310	$ 26,853	$ 4,514,559	$ 6,733,163	$ 11,247,722	$ 752,356	2000	03/01
Westside Centre Shopping Center Huntsville, AL	29,350,000	11,568,840	34,446,710	(41,333)	12,024,940	33,949,277	45,974,217	845,279	2002	04/03
Willoughby Hills Shopping Center Willoughby Hills, OH	14,480,310	9,485,217	28,219,486	(546,748)	9,485,217	27,672,738	37,157,955	540,979	1985	06/03
Winslow Bay Commons Mooresville, NC	-	8,693,917	33,438,035	(6,162,196)	8,693,917	27,275,839	35,969,756	93,761	2003	11/03
Windsor Court Shopping Center Windsor Court, CT	8,015,000	4,315,529	10,323,403	(75,916)	4,315,529	10,247,487	14,563,016	334,437	1993	02/03
Woodstock Square Atlanta, GA	20,700,000	5,516,733	22,079,359	(56,068)	5,516,733	22,023,291	27,540,024	2,064,646	2001	06/01

Single-User Retail
BJ'S Wholesale Club Charlotte, NC	7,116,600	3,177,864	9,847,625	(139,768)	3,177,864	9,707,857	12,885,721	256,483	2002	05/03
Bass Pro Outdoor World Dania Beach, FL	9,100,000	6,938,145	11,281,774	(187,305)	6,938,145	11,094,469	18,032,614	599,056	1999	06/02
Bank First Winter Park, FL	-	493,607	229,792	(51,845)	493,607	177,947	671,554	1,682	1990	09/03
Bi-Lo - Northside Plaza Greenwood, SC	-	339,432	3,729,184	(445,108)	339,432	3,284,076	3,623,508	20,892	1999	10/03
Bi-Lo - Shelmore Mt. Pleasant, SC	6,350,000	2,280,531	9,555,354	(86,398)	2,280,532	9,468,955	11,749,487	237,750	2002	05/03
Bi-Lo - Sylvania Sylvania, GA	2,420,000	221,759	4,185,399	(52,460)	221,759	4,132,939	4,354,698	103,044	2002	05/03
Circuit City - Cary Cary, NC	3,280,000	1,876,188	3,773,564	(33,065)	1,876,188	3,740,499	5,616,687	178,631	2000	09/02
Circuit City - Culver City Culver City, CA	4,812,940	3,752,453	5,028,192	(566,571)	3,752,453	4,461,621	8,214,074	42,389	1995-1998	09/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Circuit City - Highland Ranch Highland Ranch, CO	$ 3,159,640	$ 1,104,114	$ 4,523,515	$ 2,700	$ 1,104,114	$ 4,526,215	$ 5,630,329	$ 40,150	1995-1998	09/03
Circuit City - Olympia Olympia, WA	3,159,640	2,594,087	3,038,166	(682,801)	2,594,087	2,355,365	4,949,452	21,466	1995-1998	09/03
Circuit City-Rome Rome, GA	2,470,000	662,211	3,813,902	(39,889)	662,211	3,774,013	4,436,224	199,506	2001	06/02
Circuit City-Vero Beach Vero Beach, FL	3,120,000	1,985,167	3,663,277	(37,084)	1,985,167	3,626,193	5,611,360	197,694	2001	06/02
Eckerd Drug Store - #0234 Marietta, GA	1,161,350	1,294,035	749,829	(10,059)	1,294,035	739,770	2,033,805	15,101	1995-1997	05/03
Eckerd Drug Store - #0444 Gainesville, GA	1,128,600	892,167	1,093,698	(10,050)	892,167	1,083,648	1,975,815	23,003	1995-1997	05/03
Eckerd Drug Store - #0818 Ft. Worth, TX	1,540,000	729,658	1,961,303	(11,548)	729,658	1,949,755	2,679,413	42,319	1995-1997	05/03
Eckerd Drug Store - #0862 Wichita Falls, TX	1,203,350	206,285	1,880,673	(11,622)	206,285	1,869,051	2,075,336	40,643	1995-1997	05/03
Eckerd Drug Store - #0943 Richardson, TX	1,338,350	815,280	1,538,616	(10,798)	815,280	1,527,818	2,343,098	33,698	1995-1997	05/03
Eckerd Drug Store - #0963 Richardson, TX	1,316,400	801,828	1,510,787	(10,797)	801,828	1,499,990	2,301,818	33,083	1995-1997	05/03
Eckerd Drug Store - #0968 Wichita Falls, TX	1,035,700	172,896	1,663,673	(11,325)	172,896	1,652,348	1,825,244	36,489	1995-1997	05/03
Eckerd Drug Store - #0980 Dallas, TX	1,096,600	706,814	1,210,124	(11,029)	706,814	1,199,095	1,905,909	26,464	1995-1997	05/03
Eckerd Drug Store - #2320 Snellville, GA	1,271,000	1,088,565	1,141,317	(10,579)	1,088,565	1,130,738	2,219,303	25,244	1995-1997	05/03
Eckerd Drug Store - #2506 Dallas, TX	1,177,000	856,764	1,216,273	(11,029)	856,764	1,205,244	2,062,008	26,479	1995-1997	05/03
Eckerd Drug Store - #3072 Richland Hills, TX	1,521,350	979,331	1,683,545	(11,821)	979,331	1,671,724	2,651,055	36,324	1995-1997	05/03
Eckerd Drug Store - #3152 Lake Worth, TX	1,021,500	504,862	1,300,072	(11,622)	504,862	1,288,450	1,793,312	28,364	1995-1997	05/03
Eckerd Drug Store - #3169 River Oaks, TX	1,545,700	771,277	1,933,445	(11,277)	771,277	1,922,168	2,693,445	41,765	1995-1997	05/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Eckerd Drug Store - #3192 Tyler, TX	$ 845,200	$ 240,041	$ 1,254,843	$ (12,018)	$ 240,041	$ 1,242,825	$ 1,482,866	$ 30,113	1995-1997	05/03
Eckerd Drug Store - #3338 Kissimmee, FL	1,406,800	822,077	1,657,329	(11,128)	822,077	1,646,201	2,468,278	37,372	1995-1997	05/03
Eckerd Drug Store - #3350 Oklahoma City, OK	1,005,100	312,932	1,462,960	(12,019)	312,932	1,450,941	1,763,873	33,229	1995-1997	05/03
Eckerd Drug Store - #3363 Ft. Worth, TX	941,000	637,241	1,023,651	(11,128)	637,241	1,012,523	1,649,764	22,328	1995-1997	05/03
Eckerd Drug Store - #3449 Lawrenceville, GA	1,120,000	1,175,982	885,258	(10,867)	1,175,982	874,391	2,050,373	18,760	1995-1997	05/03
Eckerd Drug Store - #3528 Plano, TX	1,445,000	1,154,754	1,380,437	(11,640)	1,154,754	1,368,797	2,523,551	29,730	1995-1997	05/03
Eckerd Drug Store - #5018 Amherst, NY	1,581,660	856,127	1,948,873	(19,362)	856,127	1,929,511	2,785,638	68,026	2000	01/03
Eckerd Drug Store - #5661 Buffalo, NY	1,777,076	959,933	2,184,622	(22,623)	959,933	2,161,999	3,121,932	76,226	2000	01/03
Eckerd Drug Store - #5786 Dunkirk, NY	905,364	-	1,720,216	(19,372)	-	1,700,844	1,700,844	59,963	2000	01/03
Eckerd Drug Store - #5797 Cheektowaga, NY	1,636,200	1,146,993	2,609,448	(20,951)	1,146,993	2,588,497	3,735,490	91,302	2000	01/03
Eckerd Drug Store - #6007 Connelsville, PA	1,636,200	1,069,666	2,433,833	(18,270)	1,069,666	2,415,563	3,485,229	85,167	1999	01/03
Eckerd Drug Store - #6036 Pittsburgh, PA	1,636,200	1,172,637	2,667,687	(19,181)	1,172,637	2,648,506	3,821,143	93,420	1999	01/03
Eckerd Drug Store - #6040 Monroeville, PA	1,910,700	1,658,487	3,771,081	(22,947)	1,658,487	3,748,134	5,406,621	132,215	1998	01/03
Eckerd Drug Store - #6043 Monroeville, PA	1,636,200	1,011,958	2,302,775	(18,362)	1,011,958	2,284,413	3,296,371	80,543	1999	01/03
Eckerd Drug Store - #6062 Harborcreek, PA	1,418,040	771,094	1,755,759	(18,453)	771,094	1,737,306	2,508,400	61,248	1999	01/03
Eckerd Drug Store - #6089 Weirton, WV	1,374,408	754,218	1,717,431	(19,089)	754,218	1,698,342	2,452,560	59,874	2000	01/03
Eckerd Drug Store - #6095 Cheswick, PA	1,570,752	851,841	1,939,140	(19,452)	851,841	1,919,688	2,771,529	67,680	2000	01/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Eckerd Drug Store - #6172 New Castle, PA	$ 1,636,200	$ 878,146	$ 1,998,880	$ (18,453)	$ 878,146	$ 1,980,427	$ 2,858,573	$ 69,823	1999	01/03
Eckerd Drug Store - #6193 Erie, PA	1,636,200	891,033	2,028,147	(17,817)	891,033	2,010,330	2,901,363	70,877	1999	01/03
Eckerd Drug Store - #6199 Millcreek, PA	1,636,200	1,138,640	2,590,478	(19,687)	1,138,640	2,570,791	3,709,431	90,678	1999	01/03
Eckerd Drug Store - #6257 Millcreek, PA	640,000	-	1,443,819	(18,271)	-	1,425,548	1,425,548	50,254	1999	01/03
Eckerd Drug Store - #6286 Erie, PA	1,601,450	1,280,323	2,912,248	(20,943)	1,280,323	2,891,305	4,171,628	101,985	1999	01/03
Eckerd Drug Store - #6334 Erie, PA	1,636,200	914,751	2,082,011	(17,834)	914,751	2,064,177	2,978,928	72,775	1999	01/03
Eckerd Drug Store - #6392 Penn, PA	1,636,200	900,264	2,049,110	(19,544)	900,264	2,029,566	2,929,830	71,555	2000	01/03
Eckerd Drug Store - #6695 Plum Borough, PA	1,636,200	1,120,237	2,548,682	(18,634)	1,120,237	2,530,048	3,650,285	89,206	1999	01/03
Eckerd Drug Store - Blackstock Spartanburg, SC	-	850,144	1,872,737	(21,726)	850,144	1,851,011	2,701,155	120,063	2002	08/02
Eckerd Drug Store - Concord Concord, NC	-	725,000	1,313,566	134,970	725,000	1,448,536	2,173,536	68,787	2002	04/02
Eckerd Drug Store - Gaffney Gaffney, SC	-	1,038,631	1,335,395	502,447	990,000	1,886,473	2,876,473	37,193	2003	12/02
Eckerd Drug Store - Greenville Greenville, SC	1,540,400	1,470,306	1,357,205	(37,269)	1,470,306	1,319,936	2,790,242	111,058	2001	11/01
Eckerd Drug Store - Perry Creek Raleigh, NC	-	1,010,000	1,784,871	(65,509)	1,010,000	1,719,362	2,729,362	61,052	2003	09/02
Eckerd Drug Store - Piedmont Piedmont, SC	1,100,000	602,021	1,365,882	(14,458)	602,021	1,351,424	1,953,445	43,263	2000	01/03
Eckerd Drug Store - Spartanburg Spartanburg, SC	1,541,600	757,850	2,049,000	(11,062)	757,850	2,037,938	2,795,788	197,406	2001	12/01

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Eckerd Drug Store - Tega Cay Tega Cay, SC	$ -	$ 1,156,000	$ 1,388,212	$ 516,992	$ 1,156,000	$ 1,905,204	$ 3,061,204	$ 84,846	2002	04/02
Eckerd Drug Store - Woodruff Woodruff, SC	-	950,000	1,525,208	346,109	950,000	1,871,317	2,821,317	82,156	2002	07/02
Goody's Shopping Center Augusta, GA	1,185,000	441,167	1,610,064	(25,380)	441,167	1,584,684	2,025,851	38,817	1999	05/03
Jo-Ann Fabrics Alpharetta, GA	2,450,000	2,217,303	2,693,824	-	2,217,303	2,693,824	4,911,127	233,860	2000	06/01
Just for Feet - Augusta Augusta, GA	1,668,000	697,307	2,357,037	(26,284)	697,307	2,330,753	3,028,060	177,487	1999	02/02
Just For Feet - Covington Covington, LA	1,885,000	1,218,745	2,228,638	(31,179)	1,218,745	2,197,459	3,416,204	167,030	1999	02/02
Just for Feet - Daytona Daytona Beach, FL	2,000,000	1,651,300	2,249,996	(24,737)	1,651,300	2,225,259	3,876,559	190,770	1998	08/01
K-Mart Macon, GA	4,655,000	1,172,127	7,858,709	-	1,172,127	7,858,709	9,030,836	938,061	2000	02/01
Kroger - Cincinnati Cincinnati, OH	3,969,240	2,414,316	5,016,482	2,700	2,414,316	5,019,182	7,433,498	47,607	1995-1998	09/03
Kroger - Grand Prairie Grand Prairie, TX	3,086,160	2,595,970	3,197,398	(232,273)	2,595,970	2,965,125	5,561,095	27,162	1995-1998	09/03
Kroger - Westchester Westchester, OH	2,475,440	1,202,362	3,467,202	(283,677)	1,202,362	3,183,525	4,385,887	30,366	1995-1998	09/03
Lowe's Home Improvement - Baytown Baytown, TX	6,098,840	1,431,799	10,046,223	(1,810,981)	1,431,799	8,235,242	9,667,041	76,619	1995-1998	09/03
Lowe's Home Improvement - Cullman Cullman, AL	4,737,480	2,117,928	6,841,675	(1,163,066)	2,117,928	5,678,609	7,796,537	49,887	1995-1998	09/03
Lowe's Home Improvement - Houston Houston, TX	6,392,760	3,569,405	8,480,530	(1,888,597)	3,569,405	6,591,933	10,161,338	61,060	1995-1998	09/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Lowe's Home Improvement - Steubenville Steubenville, OH	$ 6,060,560	$ 2,953,878	$ 8,488,260	$ (1,731,836)	$ 2,953,878	$ 6,756,424	$ 9,710,302	$ 59,129	1995-1998	09/03
Lowe's Home Improvement Center Warner Robbins, GA	4,845,000	2,430,841	7,000,513	-	2,430,841	7,000,513	9,431,354	850,946	2000	02/01
Manchester Broad Street Manchester, CT	7,205,000	3,623,025	9,495,480	(708,946)	3,623,025	8,786,534	12,409,559	59,492	1995/2003	10/03
PETsMART - Chattanooga Chattanooga, TN	1,303,800	775,738	2,327,215	-	775,738	2,327,215	3,102,953	206,864	1995	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361,200	809,449	2,428,348	-	809,449	2,428,348	3,237,797	215,852	1996	04/01
PETsMART - Fredricksburg Fredricksburg, VA	1,435,000	852,498	2,557,493	-	852,498	2,557,493	3,409,991	227,333	1997	04/01
Rainbow Foods - Garland Garland, TX	-	1,248,572	3,849,672	(93,762)	1,248,578	3,755,904	5,004,482	147,176	1994	11/02
Rainbow Foods - Rowlett Rowlett, TX	-	1,128,295	3,475,459	(89,104)	1,128,295	3,386,355	4,514,650	154,860	1995/2001	11/02
Seekonk Town Center Seekonk, MA	6,100,000	11,068,809	-	(360,754)	10,708,055	-	10,708,055	-	2003	10/03
Super Wal-Mart - Alliance Alliance, OH	8,450,640	594,952	15,284,466	(2,050,017)	594,952	13,234,449	13,829,401	117,095	1995-1998	09/03
Super Wal-Mart - Greenville Greenville, SC	9,048,160	5,215,028	11,755,559	(3,141,187)	5,215,028	8,614,372	13,829,400	76,893	1995-1998	09/03
Super Wal-Mart - Winston-Salem Winston-Salem, NC	10,030,020	4,703,559	14,017,797	(3,046,663)	4,703,559	10,971,134	15,674,693	101,797	1995-1998	09/03
Vision Works Plantation, FL	-	1,069,178	662,976	(142,140)	1,069,178	520,836	1,590,014	8,977	1989	07/03

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs(A)	Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Single-User Retail	Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Walgreen's Port Huron, MI	$ 2,397,000	$ 1,317,176	$ 3,050,370	$ 8,554	$ 1,317,176	$ 3,058,924	$ 4,376,100	$ 39,666	2000	08/03
Wal-Mart/Sam's Club Worcester, MA	7,938,480	3,511,900	7,682,862	(292,672)	3,511,900	7,390,190	10,902,090	69,136	1995-1998	09/03
	----------------	----------------	----------------	---------------	---------------	----------------	----------------	----------------
Total Multi-Tenant and
Single-User Properties	$ 2,009,258,385	$ 956,414,328	$2,888,369,670	$(109,807,048)	$965,166,078	$2,769,810,872	$3,734,976,950	$116,565,785
	===========	==========	===========	==========	==========	===========	===========	==========

Inland Retail Real Estate Trust, Inc. (a Maryland corporation) Schedule III Real Estate and Accumulated Depreciation December 31, 2003

Initial Costs (A)	Gross amount carried at end of period
		Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
Encumbrance	Land	Improvements	to Basis (C)	Land	Improvements	Total((B) (D)	Depreciation (E)	Constructed	Acquired
Construction in Progress (includes
Development and Earnout Projects)
Fayette Pavilion III Fayetteville, GA	$ -	$ -	$ 203,523	$ -	$ -	$ 203,523	$ 203,523	$ -	2000-2002	07/03
Fountains Plantation, FL	-	-	2,663,828	-	-	2,663,828	2,663,828	-	1989	02/03
Hiram Pavilion Hiram, GA	-	-	694,841	-	-	694,841	694,841	-	2001/2002	05/03
Northlake Commons Palm Beach Gardens, FL	-	640,000	-	-	640,000	-	640,000	-	1987/2003	07/03
Redbud Commons Gastonia, NC	-	1,400,000	3,701,545	-	1,400,000	3,701,545	5,101,545	-	-	06/03
Shoppes of Golden Acres II Newport Richey, FL	-	-	188,786	-	-	188,786	188,786	-	-	02/02
Southampton Village Tyrone, GA	-	-	61,666	-	-	61,666	61,666	-	2003	11/02
Southlake Pavilion Morrow, GA	-	-	701,905	-	-	701,905	701,905	-	1996/2001	12/01
Turkey Creek II Knoxville, TN	-	-	1,316,849	-	-	1,316,849	1,316,849	-	2001	01/02
Watercolor Crossing Tallahassee, FL	-	-	1,027,639	-	-	1,027,639	1,027,639	-	2003	03/03
Westside Centre Shopping Center Huntsville, AL	-	-	4,888,482	-	-	4,888,482	4,888,482	-	2002	04/03
	----------------	----------------	----------------	----------------	----------------	----------------	----------------	----------------
Total Construction
in Progress	$ -	$ 2,040,000	$ 15,449,064	$ -	$ 2,040,000	$ 15,449,064	$ 17,489,064	$ -
	===========	==========	==========	==========	==========	==========	==========	==========

Total Investment
Properties	$2,009,258,385	$958,454,328	$2,903,818,734	$(109,807,048)	$967,206,078	$2,785,259,936	$3,752,466,014	$116,565,785
	==========	==========	==========	==========	==========	==========	==========	==========

Inland Retail Real Estate Trust, Inc.
(a Maryland corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2003

Notes:
(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2003 for Federal income tax purposes was approximately $3,867,000,000 (unaudited).

(C)

Adjustments to basis include payments received under master lease agreements and adjustments to basis for intangible costs, net of additions to investment properties. As part of several purchases, the Company will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to three years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The adjustment to basis also includes tangible costs associated with the acquisition of investment properties, including any earnout of tenant space. Intangible costs reflected as an adjustment to reduce the initial investment costs consists of acquired in-place leases and acquired above market leases. Adjustments for acquired below market leases are reflected as an adjustment to increase the initial cost.

(D)	Reconciliation of real estate owned:
	2003	2002
Balance at beginning of year	$1,500,609,459	$ 595,738,856
Purchases of property, net	2,413,503,931	922,832,236
Sale of land	(827,989)	--
Payments received under master leases
and principal escrow	(6,637,237)	(1,780,102)
Acquired in-place lease intangibles	(146,810,011)	(14,550,506)
Acquired above market lease intangibles	(38,862,520)	(12,325,336)
Acquired below market lease intangibles	31,490,381	10,694,311

Balance at end of year	$3,752,466,014	$1,500,609,459
	===========	===========

(E) Reconciliation of accumulated depreciation:
Balance at beginning of year	$ 40,737,139	$14,135,094
Depreciation expense	75,828,646	26,602,045

Balance at end of year	$116,565,785	$40,737,139
	===========	===========

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants or other reportable events during 2003.

Item 9(a).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the filing of the annual report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and includes controls and procedures designed to ensure that information required to be disclosed by the Company in these reports is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

The Inland Group, Inc. or Inland, together with its subsidiaries and its affiliates (collectively, the "Inland Affiliated Companies" or the "Inland Organization"), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation (IREIC), a subsidiary of Inland, and one of the Inland Affiliated Companies, is the sponsor and organizer of the Company. Inland Retail Real Estate Advisory Services, Inc., is a wholly owned subsidiary of IREIC. Inland Securities Corporation (ISC), another of the Inland Affiliated Companies, is the Dealer Manager of our offerings. ISC was formed in 1984 and is qualified to do business as a securities broker-dealer throughout the United States. Since its formation, ISC has provided the marketing function for distribution of the investment products sponsored by IREIC. ISC does not render such services to anyone other than the Inland Affiliated Companies. Our senior management includes executives of the Inland Affiliated Companies named above.

ROBERT D. PARKS (age 61) has been with The Inland Group Inc. (Inland) and its affiliates since 1968 and is one of the four original principals. He has been our chairman, chief executive officer, and an affiliated director since our formation in 1998. He is a director of The Inland Group as well as chairman of our sponsor. Mr. Parks is president, chief executive officer, and a director of Inland Real Estate Corporation. He is still a director of Inland Real Estate Corporation. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corporation, Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp. He is a director of our advisor, a director of Inland Securities Corporation (ISC), and a Trustee of Inland Mutual Fund Trust.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration of our sponsor. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts, Inc.

BARRY L. LAZARUS (age 57) has been president, chief operating officer and an affiliated director of the Company since its formation in 1998, and has been Treasurer and Chief Financial Officer of the Company since June 1999. After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original controller and was later promoted to Treasurer. From 1973 to 1979 he supervised all corporate and partnership accounting and tax matters, and managed corporate financial affairs. In 1979 Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987 the Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990 Mr. Lazarus was Vice President of Finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest homebuilder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the southeastern and southwestern United States, as well as maintaining investor relations.

Mr. Lazarus rejoined Inland in October 1990 and became President of Intervest Midwest Real Estate Corporation ("Intervest"), then an affiliate of the Inland Group. He solely owns Wisconsin and Southern Land Company, Inc., of which he has been President and Director since December 1993. Wisconsin and Southern Land Company, Inc., which has its office in Orlando, Florida, is a holding company that acquired Intervest from The Inland Group in 1994. Intervest, pursuant to a service agreement, previously provided property zoning, development and disposition services to Wisconsin Capital Land Fund, L. P. ("Wisconsin Land Fund"), a private placement real estate equity program sponsored by our Sponsor. Mr. Lazarus is president of Inland Shelter Group, LLC, Orlando, Florida, which was engaged in the development of apartment buildings in the state of Georgia through 1998. He received his B.B.A. Degree from the University of Wisconsin and is a certified public accountant.

DANIEL K. DEIGHAN (age 64) has been an Independent Director of the Company since September 1998. He is an appraiser, who holds the MAI designation from the American Institute of Real Estate Appraisers (the predecessor to the Appraisal Institute), and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in some courts in New York in eminent domain and other appraisal matters. Mr. Deighan is President of Florida Property Consultants Group, which has its office in Port St. Lucie, Florida. That firm is successor to Deighan Appraisal Associates, Inc. and its predecessors, which Mr. Deighan formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida. Since February 1996, he has been Vice-President of Southern Property Consultants, Inc., a firm which specializes in real estate tax appeals.

Deighan Appraisal Associates, Inc was honored as the "Business of the Year" in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan is past Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. Degree from Sienna College, Albany, New York.

MICHAEL S. ROSENTHAL (age 46) has been an Independent Director of the Company since October 1998. He is an attorney who has been in private practice since 1984. He has been a stockholder of the Atlanta, Georgia law form of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a stockholder of the Atlanta, Georgia law firm of Weinstein Rosenthal & Tobin, P.C. That law firm's predecessor conducted business as a partnership under the name of Weinstein Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary. Mr. Rosenthal received both his B.A. Degree and his law degree from the University of Florida.

KENNETH E. MASICK (age 58) has been an Independent Director of the Company since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm's audit and accounting department and is responsible for the firm's quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions. Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as treasurer and director of Oak Brook Financial Group, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

ROBERTA S. MATLIN (age 59) has been Vice President - Administration of the Company since its formation in 1998. Ms. Matlin joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President - Investments of IREIC, directing IREIC's day-to-day internal operations. She has also been Vice President - Administration of IREC from March 1995 to July 2000. Ms. Matlin is a Director of IREIC, ISC and Inland Real Estate Advisory Services, Inc., the advisor to IREC. She is President and Director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation and a Trustee of Inland Mutual Fund Trust. Until December 31, 2001, she was a Director of Inland Apartment Acquisitions, Inc. Prior to joining Inland, she spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin received her B.A. Degree from the University of Illinois. She is registered with the NASD as a general securities principal and investment advisor.

STEVEN D. SANDERS (age 54) has been our Vice President of Acquisitions since our formation. Mr. Sanders has been an officer of Inland Acquisitions, one of our Affiliates since 1993 and its Senior Vice President since 1997. He was President of our Property Manager between May 1998 and March of 2000. He has been involved in the real estate industry continuously since 1970. His real estate career began with the Carlsberg Financial Corporation in Los Angeles, California, a sponsor of national real estate limited partnerships that acquired office, industrial, multi-family, manufactured home parks and retail properties throughout the United States. As Regional Director of Acquisitions, Mr. Sanders' responsibilities included identification, analysis, negotiations and closings of properties in the eastern United States, on behalf of Carlsberg Financial Corporation sponsored partnerships. In 1979 and 1980, Mr. Sanders worked for R&B Development, Los Angeles, California, as a Director of Acquisitions for multi-family properties acquired for ultimate conversion to condominiums. In 1981, he formed Irvine Properties, Inc. which offered real estate consultation, brokerage and management services to local and national investors. In 1984, Mr. Sanders joined Univest Real Estate Corporation, Tampa, Florida, an affiliate of Inland, and spearheaded the acquisition of multi-family properties throughout the state of Florida. In 1988, he formed Florida Country Clubs, Inc., which acquired and operated three golf and country clubs located in Orlando, Florida. In 1993 he rejoined Inland at its Oak Brook, Illinois headquarters with the primary responsibility of acquiring shopping centers for IREIC.

SCOTT W. WILTON (age 44) has been our secretary since August 2000. Mr. Wilton joined the Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. Mr. Wilton is involved in all aspects of our business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management. He received B.S. degrees in economics and history from the University of Illinois at Champaign in 1982 and his law degree from Loyola University, Chicago, Illinois in 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava, Midura, Ltd., specializing in real estate and corporate transactions and litigation.

The election of members of the Board of Directors is conducted on an annual basis. Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified. Accordingly, the term of office of each director of the Company will expire at the annual meeting of stockholders to be held later this year. It is anticipated that at such meeting each current director will be nominated to stand for reelection as a director to hold office until our annual meeting of stockholders in 2005 or until his successor is elected and qualified. We have no reason to believe that any of the anticipated nominees will be unable or unwilling to serve if elected.

The Board of Directors has determined that Mr. Masick qualifies as "audit committee financial expert" under the rules and regulations of the Securities and Exchange Commission.

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inlandgroup.com. The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate with the Board or any Committee can do so by writing to the attention of the Board or Committee care of our company at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 11.  Executive Compensation

With the exception of Barry L. Lazarus, the Company's executive officers are all employees of Inland Real Estate Investment Corporation, the owner of Inland Retail Real Estate Advisory Services, Inc., the Company's advisor and/or its affiliates. The Company does not pay any of these individuals for serving in their respective positions. For a discussion of fees paid to the advisor and other Inland Affiliated Companies, see "Certain Relationships and Related Transactions" below.

Mr. Lazarus was paid $250,000 and $175,000 in 2003 and 2002, respectively, and reimbursement for out-of-pocket expenses for his services as our President, Chief Operating Officer, Treasurer and Chief Financial. His "at will" employment is based on an oral agreement. Mr. Lazarus will devote substantially all of his time to our business.

We pay our independent directors an annual fee of $18,000. In addition, each independent director receives $1,000 for attending in person or $400 for attending by telephone each meeting of the Board of Directors or a committee thereof. Messrs. Deighan, Rosenthal and Masick were paid fees of $37,475 and $14,250 in 2003 and 2002, respectively for their services as Independent Directors. Officers of the Company who are Directors (Messrs. Parks and Lazarus) are not paid fees for serving as directors.

Under our Independent Director Stock Option Plan, each Independent Director is entitled to be granted an option to acquire 3,000 shares as of the date they become a Director and an additional 500 shares on the date of each annual stockholders' meeting, commencing with the annual meeting in 2000 so long as the Independent Director remains a member of the Board on such date. The options for the initial 3,000 shares will be exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders' meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $9.05 per share. As of December 31, 2003, options to acquire 15,000 shares had been issued.

Item 12  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 5, 2004 regarding the number and percentage of shares beneficially owned by (i) each director; (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) as of March 5, 2004, any person known to us to be the beneficial owner of more than 5% of the shares.
Number of Shares
	Beneficially	Percent
Name of Beneficial Owner	Owned (1)	of Class

Robert D. Parks	104,966 (2)	*
Barry L. Lazarus	11,050	*
Daniel K. Deighan	6,410 (3)	*
Michael S. Rosenthal	9,210 (3)	*
Kenneth E. Masick	8,136 (3)	*
Roberta S. Matlin	937	*
Steven D. Sanders	591	*
Scott W. Wilton	--	-
All Directors and Executive officers as a group (8 persons)	141,300 (2)	*
=======
* less than 1%

(1)

Beneficial ownership includes outstanding shares that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)

Includes 20,000 shares owned by the advisor. The advisor is a wholly owned subsidiary of IREIC, which is an affiliate of Inland. Mr. Parks is a control person of Inland and disclaims beneficial ownership of shares owned by the advisor.

(3)

Includes shares issuable upon exercise of options to which each Independent Director is entitled but which have not yet been issued, which options are currently exercisable within 60 days after the date of this table.

Item 13.  Certain Relationships and Related Transactions

As of December 31, 2003 and 2002, we had incurred $215,054,457 and $125,224,459, respectively, of offering costs, of which $196,955,773 and $111,594,675 was paid to affiliates. Pursuant to the terms of the offerings, the advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2003 and 2002, offering costs did not exceed the 5.5% and 15% limitations.

The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the Offerings. In addition, an affiliate of the advisor is entitled to receive selling commissions, the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $84,802,867, $79,614,867 and $19,287,730 for the years ended December 31, 2003, 2002 and 2001, respectively, of which none, $1,309,885 and $773,191 was unpaid at December 31, 2003, 2002 and 2001 respectively.

The advisor and its affiliates are entitled to reimbursement for general and administrative costs of the advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the years ended December 31, 2003, 2002 and 2001 we incurred $3,249,984, $1,702,748 and $538,306 of these costs, of which $550,707, $515,204 and $332,831 remained unpaid as of December 31, 2003, 2002 and 2001, respectively.

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are incurred in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $1 million in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $290,266, $145,085 and $59,469 in the years ended December 31, 2003, 2002 and 2001, respectively.

The advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We use the services of an affiliate of the advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the years ended December 31, 2003, 2002 and 2001 we paid loan fees totaling $2,217,949 $477,274 and $177,436, respectively, to this affiliate.

We are obligated to pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of its assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we calculate the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, its advisor must reimburse us for the following amounts, if any: (1) the amounts by which our total operating expenses (the sum of the advisor management fee plus other operating expenses) paid during the fiscal year exceed the greater of (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interest and loans secured by real estate, before reserves for depreciation, bad debt or other similar non-cash reserves. We compute the average invested assets by taking the average of these values at the end of each month for which it is calculating the fee., or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee of that year, equal to any difference between the total amount of distribution to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the years ended December 31, 2003, 2002 and 2001 we incurred $15,530,795, $5,293,000, and none, respectively, of asset management fees of which $12,030,795 and $2,000,000 was unpaid at December 31, 2003 and 2002, respectively. We neither paid nor accrued such fees for the year ended December 31, 2001 because the advisor indicated that it would forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $13,050,416, $4,870,084 and $1,605,492 for the years ended December 31, 2003, 2002 and 2001, respectively, of which none remained unpaid as of December 31, 2003, 2002 and 2001.

In December 2001 and January 2002, an affiliate of the advisor guaranteed the mortgages payable pertaining to Douglasville Pavilion, Southlake Pavilion, Fayetteville Pavilion, and Sarasota Pavilion, all of which matured in July 2002. We agreed to pay the affiliate 1/8% per annum of the guaranteed amount for providing such a guarantee. Guarantee fees of $56,639 were incurred and paid in 2001. All of the respective mortgages were paid off in June 2002.

During 2003, we funded various costs and deposits related to properties and financing that were eventually not closed by us. Subsequently, an affiliate of the advisor decided to purchase these properties and accordingly we will be reimbursed for those costs and deposits. As of December 31, 2003, the balance due related to these items was $2,023,981 and is classified in other assets. This amount is expected to be repaid by the time this report is filed.

Item 14.   Principal Accountant Fees and Services

The information which appears under the caption "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of documents filed:
	(1)	The consolidated financial statements of the Company included in this report are set froth in Item 8.

	(2)	Financial Statement Schedules

The following financial statement schedule for the year ended December 31, 2003 is submitted herewith

Page

	Real Estate and Accumulated Depreciation (Schedule III)	79

Schedules not filed:

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits. The following exhibits are filed as part of this document:

	Item No.	Description

3.1

Third Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.1 to the Company's Registration Statement on Form S-11 filed on April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

3.1(a)

Articles of Amendment of Inland Retail Real Estate Trust, Inc. filed April 2, 2002. (Included as Exhibit 3.1(a) to the Company's Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

3.2

Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.2 to Form 10-K for the year ended December 31, 2001 [File No. 000-30413] and incorporated herein by reference.)

	3.2(a)	Amendment to Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated February 22, 2002.

4.1

Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

4.1(a)

First Amendment to Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1(a) to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

	4.2	Specimen Certificate for the shares. (Included as Exhibit 4.2 to the Company's Registration Statement on Form S-11 filed September 28, 1998 [File No, 333-64391] and incorporated herein by reference.)

10.1

Escrow Agreement by and among Inland Retail Real Estate Trust, Inc. , Inland Securities Corporation and La Salle National Bank, N. A. (Included as Exhibit 10.1 to the Company's Registration Statement on Form S-11 filed on January 31, 2001 [File No. 333-05822] and incorporated herein by reference.)

10.2

First Amendment and Restated Advisory Agreement by and between Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.2 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-05822] and incorporated herein by reference.)

Item No.	Description

10.2(a)

First Amendment to First Amended and Restated Advisory Agreement. (Included as Exhibit 10.2(a) Post-Effective Amendment No. 2 to the Company's Registration Statement filed on August 1, 2001 [File No. 333-50822] and incorporated herein by reference.)

10.3

Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southeast Property Management Corp. (Included as Exhibit 10.3 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.3(a)

First Amendment to Master Management Agreement. (Included as Exhibit 10.3(a) to the Company's Registration Statement filed on November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.3(b)

Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southern Management LLC. (Included as Exhibit 10.3(b) to the Company's Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

10.4

First Amended and Restated Property Acquisition Service Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation, Inland Real Estate Advisory Services, Inc. and Inland Real Estate Acquisitions, Inc. (Included as Exhibit 10.4 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.5

Independent Director Stock Option Plan. (Included as Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement filed on January 7, 1999 [File No. 333-64931] and incorporated herein by reference.)

10.5(a)

Form of Option Agreement for initial grant of options. (Included as an Exhibit to Amendment No. 4 to the Company's Registration Statement filed on May 3, 2000 [File No. 333-64391] and incorporated herein by reference.)

10.5(b)

Form of Option Agreement for subsequent grant of options. (Included as Exhibit 10.5(b) to Amendment No. 6 to the Company's Registration Statement filed on August 2, 2000 [File No. 333-64391] and incorporated herein by reference.)

10.6

Form of Indemnification Agreement by and between Inland Retail Real Estate Trust, Inc. and its Directors and executive officers. (Included as Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form S-11 filed February 9, 1999 [File No. 333-64931] and incorporated herein by reference.)

10.7

Agreement dated March, 1999 between Inland Retail Real Estate Trust, Inc., and Inland Real Estate Investment Corporation relating to payment of the reasonably estimated cost to prepare and mail a notice to stockholders of any special meeting of stockholders requested by the stockholders. (Included as Exhibit 10.7 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

21	Subsidiaries of the Registrant. (Included as Exhibit 21 to the Company's Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

31.1	Principal Executive Officer Certification, Pursuant to U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Principal Financial Officer Certification, Pursuant to U. S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

	Item No.	Description

	32.1	Principal Executive Officer Certification, Pursuant to U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

	32.2	Principal Financial Officer Certification, Pursuant to U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(b)	Reports on Form 8-K

None

(c)	See exhibit index included above.

(d)	None

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
Chairman and Chief Executive Officer and Affiliated Director
Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer (Chief Accounting Officer), Chief Financial Officer and Affiliated Director
Date:

/s/ Daniel K. Deighan

By:	Daniel K. Deighan
Independent Director
Date:

/s/ Kenneth E. Masick

By:	Kenneth E. Masick
Independent Director
Date:

/s/ Michael S. Rosenthal

By:	Michael S. Rosenthal
Independent Director
Date: