Form 10-K/A
period 2003-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2004-03-16
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

to
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

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") is being filed to add Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently omitted, due to a technical error, from the electronically filed Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 16, 2004

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
President, Chief Operating Officer, Treasurer (Chief Accounting Officer), Chief Financial Officer and Affiliated Director
Date:	March 16, 2004

/s/ Daniel K. Deighan

By:	Daniel K. Deighan
Independent Director
Date:	March 16, 2004

/s/ Kenneth E. Masick

By:	Kenneth E. Masick
Independent Director
Date:	March 16, 2004

/s/ Michael S. Rosenthal

By:	Michael S. Rosenthal
Independent Director
Date:	March 16, 2004