Form 10-Q
period 2004-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2004-05-10
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-64391

Inland Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois 60523 (Address of principal executive office) 630-218-8000 (Registrant's telephone number, including area code)

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

As of May 7, 2004, there were 227,054,266 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX

	Part I - Financial Information
		Page
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	39

Item 4.	Controls and Procedures	40

	Part II - Other Information

Item 1.	Legal Proceedings	42

Item 2.	Changes In Securities and Use of Proceeds	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 6.	Exhibits and Reports on Form 8-K	44
	(a) Exhibits
	(b) Reports on Form 8-K

	SIGNATURES	45

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

Assets

	March 31,
	2004	December 31,
	(unaudited)	2003
Investment properties:
Land	$993,261,416	$965,166,078
Building and other improvements	2,861,816,039	2,769,810,872
Construction in progress-land	640,000	2,040,000
Construction in progress-building and other improvements	7,748,048	15,449,064
	3,863,465,503	3,752,466,014
Less accumulated depreciation	(144,287,500)	(116,565,785)
Net investment properties	3,719,178,003	3,635,900,229

Cash and cash equivalents	92,376,589	96,423,869
Restricted escrows	33,511,806	35,627,951
Restricted cash	35,169,691	27,102,213
Investment in securities	10,139,855	8,051,822
Accounts and rents receivable (net of allowance of $3,772,117 and
$2,853,919 as of March 31, 2004 and December 31, 2003, respectively)	41,712,232	39,407,829
Acquired in-place lease intangibles (net of accumulated
amortization of $11,279,014 and $7,089,429 as of
March 31, 2004 and December 31, 2003, respectively)	162,752,548	154,271,088
Acquired above market lease intangibles (net of accumulated
amortization of $6,626,899 and $4,960,313 as of
March 31, 2004 and December 31, 2003, respectively)	47,791,425	46,227,542
Leasing fees, loan fees and loan fee deposits (net of accumulated amortization of $6,191,546 and $5,243,321 as of
March 31, 2004 and December 31, 2003, respectively)	18,937,670	18,824,131
Other assets	5,791,733	8,190,858
Total assets	$4,167,361,552	$4,070,027,532
	============	=============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

March 31, 2004 and December 31, 2003

Liabilities and Stockholders' Equity

	March 31,
	2004	December 31,
	(unaudited)	2003
Liabilities:
Accounts payable	$2,369,584	$995,252
Development payables	5,373,666	7,538,764
Accrued interest payable to non - affiliates	5,434,614	5,011,322
Real estate taxes payable	9,600,011	1,681,340
Distributions payable	15,861,309	15,744,474
Security deposits	7,283,151	6,750,302
Mortgages payable	2,110,449,412	2,027,896,878
Prepaid rental and recovery income	3,586,159	2,329,654
Note and margin payable	51,737,952	50,000,000
Acquired below market lease intangibles (net of accumulated
amortization of $7,193,689 and $5,542,737
as of March 31, 2004 and December 31, 2003, respectively)	35,537,501	36,641,954
Restricted cash liability	35,169,691	27,102,213
Other liabilities	3,995,932	1,772,761
Due to affiliates	13,861,304	12,581,502
Total liabilities	$2,300,260,286	$2,196,046,416

Minority interest in partnership	$432,791	$432,791

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 280,000,000 shares authorized,
225,567,355 and 223,347,505 issued and outstanding
at March 31, 2004 and December 31, 2003 respectively	$2,255,674	$2,233,475
Additional paid-in capital (net of costs of offering of $215,104,961 and $215,054,457 at March 31, 2004 and December 31, 2003, respectively,
of which $196,955,773 and $196,955,773 was paid to affiliates, respectively)	2,026,992,464	2,005,921,909
Accumulated distributions in excess of net income	(164,541,953)	(136,363,206)
Accumulated other comprehensive income	1,962,290	1,756,147
Total stockholders' equity	$1,866,668,475	$1,873,548,325

Total liabilities and stockholders' equity	$4,167,361,552	$4,070,027,532
	=============	=============

	See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2004	2003
Income:
Rental income, net of amortization of above
and below market lease intangibles	$91,354,777	$42,039,988
Real estate tax recovery income	9,906,749	3,681,570
Common area cost recovery income	12,396,911	4,240,909
Additional rental income	851,882	201,560
Interest and dividend income	389,520	1,773,817
Other income	169,109	226,956
Total income	115,068,948	52,164,800

Expenses:
Professional services to affiliates	$93,524	$6,911
Professional services to non-affiliates	642,551	246,252
General and administrative expenses to affiliates	388,864	155,834
General and administrative expenses
to non-affiliates	465,494	71,357
Advisor asset management fee	4,324,134	2,773,960
Property operating expenses to affiliates	5,205,646	2,293,893
Property operating expenses to non-affiliates	15,669,744	5,601,706
Real estate tax	11,123,159	4,227,310
Mortgage interest to non-affiliates	25,701,080	9,433,907
Depreciation	27,721,715	11,930,472
Amortization	5,137,827	808,787
Acquisition cost expenses to affiliates	17,877	31,807
Acquisition cost expenses to non-affiliates	334,648	139,270
Total expenses	96,826,263	37,721,466

Net income	$18,242,685	$14,443,334
Other comprehensive income:
Unrealized gain on investment
securities, net of amounts realized	206,143	230,137

Comprehensive income	$18,448,828	$14,673,471
	===========	==========

Net income per common share, basic and diluted	$.08	$.11
	===========	==========

Weighted average number of common shares
outstanding, basic and diluted	224,909,371	138,612,981
	===========	==========

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the Three Months Ended March 31, 2004
(unaudited)

			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in excess of	Comprehensive
Shares	Stock	Capital	Net Income	Income	Total
Balance at December 31, 2003	223,347,505	$2,233,475	$2,005,921,909	$(136,363,206)	$1,756,147	$1,873,548,325

Net income	--	--	--	18,242,685	--	18,242,685

Unrealized gain on investment securities	--	--	--	--	206,143	206,143

Distributions declared ($.21 per weighted average
number of common shares outstanding)	--	--	--	(46,421,432)	--	(46,421,432)

Proceeds from offering including DRP (net of
offering costs $50,504)	2,504,653	25,047	23,718,651	--	--	23,743,698

Shares repurchased	(284,803)	(2,848)	(2,648,096)	--	--	(2,650,944)

Balance at March 31, 2004	225,567,355	$2,255,674	$2,026,992,464	$(164,541,953)	$1,962,290	$1,866,668,475
	==========	========	============	============	========	============

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2004 and 2003
(unaudited)
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$18,242,685	$14,443,334
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,721,715	11,930,472
Amortization	5,137,827	808,787
Amortization of premium on debt assumed	(495,953)	--
(Gain)/loss on sale of investment securities	(6,911)	5,722
Rental income under master leases	1,819,352	1,278,456
Straight line rental income	(2,238,967)	(1,335,034)
Amortization of above and below market lease intangibles	15,634	4,952
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$918,198 and $444,403 for 2004 and 2003, respectively	(65,436)	(1,874,739)
Other assets	2,399,125	(4,797,281)
Accrued interest payable to non-affiliates	423,292	248,346
Real estate tax payable	7,918,671	4,954,323
Accounts payable	1,374,332	1,439,338
Unearned income	1,256,505	557,063
Other liabilities	2,223,171	414,179
Security deposits	532,849	641,616
Due to affiliates	1,279,802	3,099,756
Net cash provided by operating activities	$67,537,693	$31,819,290

Cash flows from investing activities:
Restricted escrows	$2,116,145	$(1,212,635)
Purchase of investment securities, net of change in margin account of
$1,737,952 and $(71,007) for 2004 and 2003, respectively	(1,532,228)	(116,129)
Proceeds from sale of investment securities	1,395,201	155,977
Purchase of investment properties, net	(122,897,401)	(396,483,912)
Leasing fees	(570,519)	(348,915)
Funding of mortgages receivable	--	(37,043,830)
Net cash used in investing activities	$(121,488,802)	$(435,049,444)

See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	March 31,	March 31,
	2004	2003
Cash flows from financing activities:
Proceeds from offerings	$23,794,202	$351,606,027
Repurchase of shares	(2,650,944)	(1,583,635)
Payment of offering costs	(50,504)	(32,478,550)
Proceeds from issuance of debt	107,125,000	144,568,080
Principal payments of debt-balloon	(9,772,161)	--
Principal payments of debt-amortization	(1,046,006)	(214,880)
Principal payments of note payable	(6,700,000)	--
Proceeds from unsecured line of credit	--	10,000,000
Payoff of line of credit	(13,999,900)	--
Loan fees and deposits	(491,261)	(4,271,361)
Distributions paid	(46,304,597)	(26,032,985)
Net cash provided by financing activities	49,903,829	441,592,696

Net (decrease) increase in cash and cash equivalents	(4,047,280)	38,362,542
Cash and cash equivalents, at beginning of period	96,423,869	134,977,144
Cash and cash equivalents, at end of period	$92,376,589	$173,339,686
	===========	============
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $56,055 and $163,681
capitalized as of March 31, 2004 and 2003, respectively	$25,277,788	$9,021,880
	===========	===========
Restricted cash	$(8,067,478)	$(8,311,216)
Restricted cash liability	8,067,478	8,311,216
	===========	===========

Supplemental schedule of non-cash investing
and financing activities:
Purchase of investment properties	$(127,125,545)	$(494,232,188)
Assumption of mortgage debt	6,393,242	42,858,586
Investment in joint venture converted to investment property	--	53,000,000
Net change in development payables	(2,165,098)	1,889,690
Cash used to purchase investment properties	$(122,897,401)	$(396,483,912)
	===========	============

Distributions payable	$15,861,309	$10,632,281
	===========	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2003, which are included in our 2003 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. We have also acquired properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (advisor), an affiliate, is our advisor.

Through a total of three public offerings, on a best efforts basis, we sold a total of 213,699,534 shares of our common stock at $10.00 per share, resulting in gross proceeds, net of volume discounts, of $2,131,461,764. In addition, as of March 31, 2004, we had issued 13,476,928 shares of our distribution reinvestment program (DRP) at $9.50 per share for $128,030,813 and have repurchased a total of 1,609,107 shares through our share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $15,146,319. As a result, we have realized total net offering proceeds, before offering costs, of $2,244,346,258 as of March 31, 2004.

We are qualified and have elected to be taxed as a real estate investment trust (REIT) under section 856 through 860 of the Internal Revenue Code of 1986. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and Federal income and excise taxes on our undistributed income.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2004 are classified as available-for-sale securities and are recorded at fair value. Certain individual securities have been in a continuous unrealized loss position for more than 12 months. The gross unrealized losses on these securities as of March 31, 2004 was $34,416. The fair value of these securities as of March 31, 2004 was $556,009. Additionally, we have purchased securities through a margin account. As of March 31, 2004 and December 31, 2003, we have recorded a payable of $1,737,952 and $0, respectively, for securities purchased on margin. During the three month periods ended March 31, 2004 and 2003, we realized gains (losses) of $6,911 and $(5,722) respectively, on sale of investment securities. Of the investment securities held on March 31, 2004 and December 31, 2003, we have accumulated other comprehensive income of $1,962,290 and $1,756,147, respectively. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

We perform impairment analysis for our long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis we performed was based upon many factors which requires that we make difficult, complex or subjective judgments. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Our judgment resulted in no permanent impairment at December 31, 2003. As of March 31, 2004, no factors in the December 31, 2003 assumptions have significantly changed; therefore, no impairment is warranted at March 31, 2004.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

In accordance with statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," we allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether any customer relationship value exists related to each property acquisition. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration to various factors, including geographic location and size of leased space. For the three months ended March 31, 2004 we recognized upon acquisition, additional intangible assets for acquired in-place leases and above market leases and liabilities for acquired below market leases of $12,671,045, $3,230,469 and $546,499, respectively.

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the remaining life of the related leases.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

Amortization pertaining to the above market lease intangibles of $1,666,586 and $352,432 was applied as a reduction to rental income for the three month periods ended March 31, 2004 and 2003, respectively. Amortization pertaining to the below market lease intangibles of $1,650,952 and $347,480 was applied as an increase to rental income for the three month periods ended March 31, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $4,189,585 and $348,953 for the three month periods ended March 31, 2004 and 2003, respectively.

The table below presents the amortization during the next five years related to the acquired above and below market lease intangibles and acquired in-place lease intangibles for properties owned at March 31, 2004.

	2004*	2005	2006	2007	2008	Thereafter
Amortization of:
Acquired above market lease intangibles	$(5,016,705)	$(6,274,167)	$(5,738,334)	$(5,116,846)	$(4,386,180)	$(21,259,193)

Acquired below market lease intangibles	4,716,741	5,494,531	4,611,389	3,691,281	3,029,101	13,994,458

Net rental income - decrease	$(299,964)	$(779,636)	$(1,126,945)	$(1,425,565)	$(1,357,079)	$(7,264,735)
	============	============	============	============	============	=============

Acquired in-place lease intangibles	$(13,169,556)	$(16,849,716)	$(15,833,732)	$(14,504,114)	$(13,136,503)	$(89,258,927)
	============	============	============	============	============	=============

* For the nine month period April 1, 2004 through December 31, 2004

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

Premiums on assumed mortgages payable are amortized over the life of the related mortgages as an adjustment to interest expense using the effective-interest method.

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

(2) Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, all wholly owned subsidiaries, consolidated joint venture investments, and the accounts of the operating partnership. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) for which separate financial records are maintained. The effects of all significant inter-company transactions have been eliminated.

We have approximately a 99.99% controlling general partner interest in Inland Retail Real Estate Limited Partnership (operating partnership). Our advisor owns the remaining limited partner common units of the operating partnership for which it paid $2,000. The advisor's limited partner common units are reflected as minority interest in the accompanying Consolidated Financial Statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

The Consolidated Financial Statements also include the accounts of the Fountains, a shopping center located in Plantation, Florida, for which we had funded a mortgage loan. During the period the note was outstanding, we were considered the owner of the property for financial reporting purposes because we effectively had the risks and rewards of ownership as a result of the limited equity provided and the minimal risk of loss to be incurred by the borrower. On February 18, 2003, we entered into the agreement to fund the mortgage note receivable of $53,000,000 which was secured by the Fountains property. Approximately $45,000,000 was funded on that date with the remainder to be funded over the following 12 month period. The note maintained a stated interest rate of 9.5% per annum and was to mature on August 31, 2004. The note required monthly interest payments only and a final balloon payment at maturity. The balance outstanding as of December 31, 2003 was approximately $50,000,000. On February 27, 2004, we exercised our option to purchase this property and the mortgage loan outstanding of approximately $52,000,000 was applied toward the purchase price of the property and paid off at the closing.

We have a 98.97% ownership interest in, and are the controlling member of, the LLC which owns Birkdale Village. Crosland/Pappas Birkdale Holdings, LLC (Crosland), which has a 1.03% ownership interest, is the minority member. Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

(3) Services Provided by Affiliates of the Advisor

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. As of March 31, 2004 and December 31, 2003, we had incurred $215,104,961 and $215,054,457, respectively, of offering costs, of which $196,955,773 and $196,955,773 were paid to affiliates of our advisor, of which none was unpaid as of March 31, 2004 and December 31, 2003, respectively. Pursuant to the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings (Gross Offering Proceeds) or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of March 31, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses of our advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month periods ended March 31, 2004 and 2003, we incurred $572,341 and $582,749, respectively, of general and administrative expenses to our advisor and its affiliates, of which $506,375 and $550,707 remained unpaid as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of our advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $100,620 and $52,717 for the three month periods ended March 31, 2004 and 2003, respectively. No amounts remain unpaid as of March 31, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in professional services to affiliates and totaled $15,585 and none for the three month periods ended March 31, 2004 and 2003, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

Our advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three month periods ended March 31, 2004 and 2003, we paid loan fees totaling $251,346 and $617,810 respectively, to this affiliate. No amounts remain unpaid as of March 31, 2004 and December 31, 2003.

We are obligated to pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute the net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our Average Invested Assets for that fiscal year (Average Invested Assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the Average Invested Assets by taking the average of these values at the end of each month for which we are calculating the fee.); or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of its assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month periods ended March 31, 2004 and 2003, we incurred $4,324,134 and, $2,773,960, respectively, of asset management fees. Aggregate unpaid fees were $13,354,929 and $12,030,795 at March 31, 2004 and December 31, 2003, respectively.

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $5,105,026 and $2,241,176 for the three month periods ended March 31, 2004 and 2003, respectively. None remain unpaid at March 31, 2004 and December 31, 2003.

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discount of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188,461 for the year ended December 31, 2003. There have been no transactions of this nature during the three month period ended March 31, 2004.

(4)  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual stockholders' meeting. The initial options will be exercisable at $9.05 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2004 and December 31, 2003, options to acquire 15,000 shares of common stock were outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer. The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of March 31, 2004 and December 31, 2003, 8,550,767 soliciting dealer warrants, had been issued of which 546,904 have expired as of March 31, 2004. At March 31, 2004, no warrants had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $12,499,627 and $10,680,275 as of March 31, 2004 and December 31, 2003, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2004	$351,109,358
2005	343,259,601
2006	329,069,630
2007	305,275,173
2008	281,412,260
Thereafter	1,972,190,878
Total	$3,582,316,900
====================

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,238,967 and $1,335,034 for the three month periods ended March 31, 2004 and, 2003, respectively. The related accounts and rents receivable as of March 31, 2004 and December 31, 2003 were $14,057,364 and $11,818,397, respectively. We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

(6) Mortgages and Notes Payable

For the three month period ended March 31, 2004, we closed on or assumed mortgage debt with a principal amount of $96,000,075, net of mortgage debt repaid. The average costs of funds for the first quarter of 2004 were approximately 4.95%. We also maintained two lines of credit in the aggregate amount of $214,000,000, of which $50,000,000 was outstanding as of March 31, 2004. The first line of credit for $14,000,000 was secured by the Fountains Shopping Center. This line of credit matured on March 27, 2004, and we chose to pay off the funds outstanding and elected not to renew the line. In addition, a $200,000,000 unsecured line of credit was granted to us, of which $50,000,000 was outstanding as of March 31, 2004. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with these covenants for the reporting period ending March 31, 2004. We have elected to renew our unsecured line of credit as of May 7, 2004, in the amount of $100,000,000.

We paid off or refinanced all of the debt that matured during 2004 and 2003. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is placed. Although the loans placed by us are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis. At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of our properties.

The following table shows the debt maturing during the next five years.
	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$7,806,784	$32,277,895	$47,412,724	$95,826,280	$202,859,458	$1,460,854,030	$1,847,037,171
Variable rate debt	50,000,000	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000	294,221,387
Total debt	$57,806,784	$37,277,895	$76,750,224	$269,735,167	$234,434,458	$1,465,254,030	$2,141,258,558
	===========	===========	===========	============	============	=============	==============

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.52%	7.49%	6.81%	5.98%	5.20%	5.13%
Variable rate debt	3.88%	2.74%	2.76%	2.67%	2.76%	2.94%

* The debt maturity does not include any premiums associated with any debt assumed at acquisition.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments. Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate), plus a spread ranging from 132 to 300 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty after specific lockout periods.

The principal balance of $294,221,387 or 13.7% of our mortgages payable at March 31, 2004, have variable interest rates averaging 2.90%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

(7)  Segment Reporting

We own and seek to acquire multi-tenant shopping centers in the southeastern states, primarily Florida, Georgia, North Carolina, and South Carolina. Our shopping centers are currently located in 25 states: Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, New Jersey, Massachusetts, Ohio, California, Colorado, Michigan, Rhode Island and Washington. Our shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

We assess and measure operating results on an individual property basis for each of our properties based on net property operations. Since all of our properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

Total assets and property operations reconciled to net income are summarized in the following table as of and for the three month periods ended March 31, 2004 and 2003.

	March 31	March 31,
Property Operations:	2004	2003
Property rental and additional rental income	$114,510,319	$50,164,027
Other property operating income	134,198	213,840
Total property operating expenses	(31,998,549)	(12,122,909)
Mortgage interest	(25,701,080)	(9,433,907)

Net property operations	56,944,888	28,821,051

Interest and dividend income	389,520	1,773,817
Other income	28,000	18,838
Gain (loss) on sale of investment securities	6,911	(5,722)
Non-property operating expenses:
Professional services	(736,075)	(253,163)
General and administrative expenses	(854,358)	(227,191)
Acquisition cost expenses	(352,525)	(171,077)
Advisor asset management fee	(4,324,134)	(2,773,960)
Depreciation and amortization	(32,859,542)	(12,739,259)

Net income	$18,242,685	$14,443,334
	============	============

Total assets:
Shopping centers	$3,719,178,003	$1,936,610,642
Non-Segment assets	448,183,549	369,379,760

	$4,167,361,552	$2,305,990,402
	============	============

We do not derive any of our consolidated revenue from foreign countries and do not have a major customer that individually accounts for 10% or more of our consolidated revenues.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

(8)  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of March 31, 2004 and December 31, 2003, options to purchase 15,000 shares of common stock, at an exercise price of $9.05 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of March 31, 2004 and December 31, 2003, warrants to purchase 8,003,863 and 8,550,767 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 224,909,371 and 192,874,787, for the three month period ended March 31, 2004 and the year ended December 31, 2003, respectively.

(9)  Commitments and Contingencies

During 2004, we were at various stages in the development of six projects. All of these projects have been substantially completed and placed in service as of March 31, 2004.

The table below summarizes the important information regarding the remaining six development projects.

				Budgeted	Actual Cost	Amount
	Date	Major	Square	Project	Accrued & Paid	Accrued	Placed In
Property	Acquired	Tenants	Footage	Costs	at 3/31/04	at 3/31/04	Service
Redbud Commons	06/04/03	Bi-Lo	62,527	$ 7,290,000	6,648,685	654,680	Feb 2004
Shoppes on the Ridge	12/12/02	Publix	111,971	14,581,807	12,514,263	1,272,922	Nov 2003
Shoppes of Golden Acres I & II	02/18/02	Publix	120,770	19,300,000	11,205,822	37,253	Oct 2002
Southampton Village	11/12/02	Publix	77,900	10,522,000	10,433,855	1,743,267	Nov 2003
Southwood Plantation	10/18/02	Publix	62,500	7,832,000	7,755,592	1,115,012	Aug 2003
Watercolor Crossing	03/27/03	Publix	43,200	7,248,273	6,764,237	550,532	Dec 2003

For each development project we have undertaken, we acquired the land when at least one anchor signed a lease. With the exception of Redbud Commons, we concurrently entered into a co-development agreement with an experienced developer to oversee each project, including supervision of the general contractor and leasing activities. Each developer, under the co-development agreement is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion. All projects are close to completion as of March 31, 2004 and final costs are anticipated to be within the budget established for each project.

It is our experience that including development projects in our portfolio enhances the return to stockholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

We closed on several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing as of the applicable closing. We are obligated, under certain agreements, to pay for those non-rent producing portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation. Based on pro forma leasing rates, we may pay as much as approximately $77,000,000 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2003 and 2002 we agreed to fund a total of six notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers. The notes maintain a stated interest rate of 9.00% per annum and mature on dates ranging from December, 2003 through September, 2007. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at March 31, 2004 was $5,579,133 and is included in construction in progress on the balance sheet. Interest received on these notes is applied as a reduction to our final costs. These receivables are expected to be repaid at the time each earnout is funded.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

March 31, 2004

(10)  Subsequent Events

We paid distributions of $15,861,309 and $15,401,736 in April and May 2004, respectively.

Through the DRP and SRP, we issued a net of 1,486,911 shares of common stock from April 1, 2004 through May 7, 2004, resulting in a total of 227,054,266 shares.

On May 7, 2004, we registered 50,000,000 shares with the SEC to be issued pursuant to our DRP.

From the period beginning April 1, 2004 through May 7, 2004, we purchased two additional properties for an approximate purchase price of $21,322,000, consisting of approximately 220,000 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning April 1, 2004 through May 7, 2004, we funded earnouts on three additional tenant spaces for a total of approximately $2,150,000 at three of our existing properties.

We closed on a total of two individual mortgages payable totaling approximately $11,200,000 subsequent to March 31, 2004.

We intend to purchase ten additional properties and fund additional earnouts and redevelopments for a total of approximately $217,000,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

On May 7, 2004, we elected to renew our unsecured line of credit with KeyBank in the amount of $100,000,000 with an accordion feature which allows us to increase the line to $200,000,000 should we need additional funds. The financial covenants and terms of this line of credit are similar to the previous agreement. This facility requires us to make monthly payments of interest only based on a margin range which varies and is determined by our leverage ratio. We are required to pay a quarterly fee ranging from .15% to .30% per annum based on the daily average of unused funds. It also requires us to comply with certain financial covenants including a limitation on the ratio of debt to total asset value, a minimum debt service ratio and a minimum net worth. This line of credit will mature one year from the renewal date.

On April 1, 2004, we entered into a new agreement with an affiliate of our advisor to service our loans. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of $175 per loan. The fee increases to $200 per loan should the number of loans serviced fall below 100.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the three month period ended March 31, 2004 to the three month period ended March 31, 2003. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and the consolidated financial statements and the related notes in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Certain statements in this "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q and on our annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements reflect our current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ from those anticipated, and include but are not limited to, the effects of future events on our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2004. In addition, historical results and percentage relationships set forth in this quarterly report on form 10-Q are not necessarily indicative of future operations.

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet sit at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Overview

Inland Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in 1998 and has primarily focused on acquiring and developing neighborhood and community shopping centers in the eastern United States. As of March 31, 2004, we owned a total of 265 properties containing approximately 32,500,000 square feet. Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services. Of our total portfolio revenue, approximately 50% is generated by anchor or credit tenants, including Publix Supermarkets, Wal-Mart, Lowe's Home Improvement, Kohl's department stores, Bi-Lo grocery stores, Circuit City, Michaels and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a relatively substantial net worth. Inland Retail Real Estate Advisory Services, Inc. (advisor), an affiliate, is our advisor.

During the three month period ending March 31, 2004, we acquired seven properties for an aggregate purchase price of $91,812,831. We also raised $21,143,258 in stockholder proceeds through our dividend reinvestment program, which is net of our share repurchase program and $96,000,075 in financing, which is net of debt repaid. Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

We continue to explore ways to enhance the value of our assets. Two of our centers are undergoing redevelopment. At one, we will be demolishing and rebuilding a portion of the space which will create a more efficient design for our tenants, as well as increase the overall gross leasable area at the center. At another, we are working with our tenants to reconfigure the parking area to create more parking and an outlot, which we can ground lease or use for a build-to-suit. We have also begun a critical analysis of certain of our properties to determine if we will offer some of them for sale. At this time no properties are held available for sale. As these activities progress, we continue to pursue additional development opportunities as well as close on the acquisition of properties which fit our investment criteria.

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships. As of March 31, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements. We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in determining the property's as if vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

On January 1, 2002, we adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001. This allocation was applied to the 243 properties purchased subsequent to June 30, 2001. The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of amortization expense.

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be either negatively or positively affected and would be adjusted appropriately.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that as these payments are received they are recorded as a reduction to the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period of one to three years. There is no assurance that upon the expiration of the master lease agreements the valuation factors assumed by us pertaining to rent and occupancy will be met. Should the actual results differ from our judgment, the property valuation could be negatively affected and would be adjusted appropriately.

Valuation of Accounts and Rents Receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amount outstanding, payment history, and financial strength of each tenant, which taken as a whole determine the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the estimated allowance could be either negatively or positively affected and would be adjusted appropriately.

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

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness. Generally, our cash needs for acquisitions have been funded by the sale of shares of common stock and cash raised through financing each property purchased. Operating needs, including payment of debt service have been met through cash flow generated by our properties. Because we are no longer offering stock for sale to the public other than through the distribution reinvestment program (DRP), our remaining source of investor capital is DRP proceeds. During 2004 we expect to generate in excess of $100,000,000 in financing from properties that we have already acquired. In addition, we will benefit from financing each new acquisition at approximately 50 to 55% of acquisition cost. At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financing, we could purchase an additional $400,000,000 in real estate during the remainder of 2004.

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

Liquidity

During 2003, we worked with three financial institutions to obtain a $200,000,000 unsecured line of credit which was due to mature on May 14, 2004. This facility required that we comply with certain financial covenants, which included a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to our overall interest expense. This line of credit gave us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements. We believe our relationship with these lenders is excellent.  As a result, on May 7, 2004 we elected to renew the line of credit in the amount of $100,000,000 with an accordion feature which will allow us to increase the line of credit up to $200,000,000 if the need arises. The financial covenants and terms of the new line of credit are similar to the previous agreement. We had a smaller line of credit in the amount of $14 million which matured on March 27, 2004, for which we paid off the funds outstanding and elected not to renew the line of credit.

Offerings. In our three offerings we have publicly offered a total of 280,000,000 shares of common stock at $10.00 per share, which includes 20,000,000 shares to participants in our DRP at $9.50 a share, 10,000,000 soliciting dealer warrants issuable by Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold and 10,000,000 shares issuable upon exercise of soliciting dealer warrants issued at a price of $12.00 per share. A total of 225,547,355 shares have been sold to the public yielding gross proceeds of $2,244,146,258. Our advisor has purchased 20,000 shares for $200,000. On May 7, 2004, we registered an additional 50,000,000 shares to be issued as part of our DRP. As of May 7, 2004, we have distributed 15,163,803 shares pursuant to the DRP for $144,056,122. As of May 7, 2004, we have sold 8,550,767 soliciting dealer warrants to the managing dealer for a total of $6,841 of which 546,904 have expired as of March 31, 2004.  At March 31, 2004, no warrants had been exercised. As of May 7, 2004, we have repurchased 1,809,071 shares for $17,012,351, pursuant to the share repurchase program.

Stockholder Liquidity

The DRP, subject to certain share ownership restrictions, will allow stockholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. Participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants for that price. As of March 31, 2004, we distributed 13,476,928 shares pursuant to the DRP for an aggregate of $128,030,813.

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

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of March 31, 2004, 1,609,107 shares have been repurchased for an aggregate cost of $15,146,319.

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

Cash Flows from Operating Activities

Net cash generated from operating activities was $67,537,693 and $31,819,290 for the three month periods ended March 31, 2004 and 2003, respectively. The increase in net cash provided by operating activities for the three month period ended March 31, 2004 compared to three month period ended March 31, 2003 is due primarily to the additional rental revenues and income generated from the operations of 265 properties owned at March 31, 2004, compared to 149 properties owned at March 31, 2003.

As of May 7, 2004, we had approximately $67,000,000 available for investment in additional properties. As of May 7, 2004, we are considering the acquisition of approximately $217,000,000 in properties. We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

Cash Flows from Investing Activities

Cash flows used in investing activities were $121,488,802 and $435,049,444 for the three month periods ended March 31, 2004 and 2003, respectively. The decrease in cash flows used in investing activities was primarily due to the acquisition of seven properties and the funding of nine earnouts for approximately $120,900,000 net of escrows funded of approximately $2,000,000, during the three month period ended March 31, 2004, and 43 properties for approximately $396,000,000 during the three month period ended March 31, 2003.

Our investment in securities at March 31, 2004, and 2003 are classified as available-for-sale securities, and are recorded at fair value. We purchased investment securities in the three month period ended March 31, 2004 in the amount of approximately $3,270,000, sold investment securities in the amount of approximately $1,395,000 and increased our margin account by approximately $1,740,000. We purchased investment securities of approximately $45,000, sold investment securities in the amount of approximately $156,000 and decreased our margin account by approximately $71,000 for the same period in 2003.

In 2004, we will incur construction costs related to several development projects that were in progress as of March 31, 2004, as well as others which we may undertake this year. The expected aggregate costs to be paid related to the projects in progress at March 31, 2004 are approximately $67,000,000, of which approximately $55,000,000 had been incurred as of March 31, 2004.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $49,903,829 and $441,592,696 for the three month periods ended March 31, 2004 and 2003, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of approximately $21,093,000 and $317,544,000 for the three month periods ended March 31, 2004 and 2003, respectively. We also generated approximately $107,125,000 and $144,568,000 from the issuance of new notes, secured by mortgages on 22 and 35 of our properties for the three month periods ended March 31, 2004 and 2003, respectively. During the three month period ended March 31, 2004, cash flows used by financing activities consisted of the paydown of two mortgages for approximately $9,800,000, the paydown of one note for approximately $6,700,000, and the paydown of the line of credit for approximately $14,000,000. For the three month period ended March 31, 2003, cash provided by financing activities increased $10,000,000 from proceeds from an unsecured line of credit. We paid approximately $46,300,000 and $26,000,000 in dividends to our stockholders for the three month periods ended March 31, 2004 and 2003, respectively. The dividend rate per share stayed constant where as the capital balance increased for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 and resulted in the increase of dividends declared.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity, fund capital expenditures and to expand our real estate investment portfolios. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

As of May 7, 2004, we are considering the acquisition of ten properties and additional earnouts and redevelopments and have approximately $67,000,000 in cash available to acquire them. We believe these funds, together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these acquisitions.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations, purchase obligations and lease agreements as of March 31, 2004.
	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt:
Fixed rate debt	$1,847,037,171	$7,806,784	$79,690,619	$298,685,738	$1,460,854,030
Variable rate debt	294,221,387	50,000,000	34,337,500	205,483,887	4,400,000
Purchase obligations (1):
Obligations funded via restricted reserves	10,900,000	10,900,000	--	--	--
Obligations not funded via restricted reserves	81,940,000	71,940,000	10,000,000	--	--
Operating lease obligation (2)	63,093,750	625,000	1,225,000	1,200,000	60,043,750
Total	$2,297,192,308	$141,271,784	$125,253,119	$505,369,625	$1,525,297,780
	==============	=============	============	=============	==============

  Purchase obligations include earnouts, development projects and potential purchase price adjustments on previously acquired properties.
  Operating lease obligation includes a 48 year ground lease.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings and draws on restricted reserves.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor

As of March 31, 2004 and December 31, 2003, we had incurred $215,104,961 and $215,054,457 respectively, in offering costs, of which $196,955,773 and $196,955,773, respectively, were paid to affiliates. In accordance with the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of March 31, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts and totaled $84,802,867 as of March 31, 2004 and December 31, 2003, of which none was unpaid at March 31, 2004 and December 31, 2003.

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses of our advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three month periods ended March 31, 2004 and 2003, we incurred $572,341 and $582,749, respectively, of general and administrative expenses, of which $506,375 and $550,707 remained unpaid as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled approximately $100,620 and $52,717 for the three month periods ended March 31, 2004 and 2003, respectively. None remain unpaid at March 31, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in professional services to affiliates and totaled $15,585 and none for the three month periods ended March 31, 2004 and 2003, respectively.

Our advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the three month periods ending March 31, 2004 and 2003, we paid loan fees totaling $251,346 and $617,810, respectively, to this affiliate. None remain unpaid at March 31, 2004 and December 31, 2003.

We are obligated to pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which the sum of our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee); or (ii) 25% of our net income, before any additions to or allowance for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month periods ended March 31, 2004 and 2003, we incurred $4,324,134 and $2,773,960, respectively, of asset management fees, of which $13,354,929 and $12,030,795 was unpaid at March 31, 2004 and December 31, 2003, respectively.

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $5,105,026 and $2,241,176 for the three month periods ended March 31, 2004 and 2003, respectively. None remained unpaid at March 31, 2004 and December 31, 2003.

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discount of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188,461 for the year ended December 31, 2003. There have been no transactions of this nature during the three month period ended March 31, 2004.

Results of Operations

General

Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Quarterly Data For the Three Month Periods Ending 2004, 2003 and 2002

(not covered by the Independent Auditors' Report)

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003	2003	2002	2002	2002

Total Assets	$4,167,361,552	4,070,027,532	3,746,128,092	3,193,373,222	2,305,990,402	1,767,688,359	1,386,255,976	1,013,256,272

Mortgages payable	$2,110,449,412	2,027,896,878	1,602,804,826	1,215,200,571	862,844,761	675,621,971	569,250,124	429,602,259

Total income	$115,068,948	105,742,239	88,667,812	71,253,613	52,164,800	40,214,075	30,261,772	24,720,394

Net income	$18,242,685	16,887,604	21,241,732	17,263,644	14,443,334	8,800,927	7,485,220	5,928,019

Net income per common share, basic and diluted (a)	$0.08	0.07	0.10	0.09	0.11	0.07	0.10	0.11

Distributions declared	$46,421,432	46,563,806	46,031,216	39,371,893	28,383,896	22,332,940	16,055,362	11,434,968

Distributions paid	$46,304,597	45,910,552	45,518,147	35,426,023	26,032,985	19,945,729	14,346,749	10,361,084

Distributions per common share (a)	$0.21	0.21	0.21	0.21	0.20	0.21	0.20	0.20

Funds from operations (a) (b)	$50,243,711	45,554,070	44,269,693	35,140,727	26,751,665	18,628,716	14,892,158	11,832,212

Cash flows provided by operating activities	$67,537,693	18,307,709	52,154,871	46,799,313	31,819,290	10,938,847	13,501,085	15,502,678

Cash flows used in investing activities	$(121,488,802)	(326,518,082)	(495,783,841)	(828,763,820)	(435,049,444)	(398,827,440)	(196,805,348)	(177,701,381)

Cash flows provided by financing activities	$49,903,829	215,646,164	444,723,697	796,518,172	441,592,696	281,533,568	343,107,242	156,366,590

Weighted average number of common shares outstanding, basic and diluted	224,909,371	222,588,022	220,008,080	190,290,064	138,612,981	106,690,736	77,123,768	55,907,279

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this quarterly report.

(a)

The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.21 per share distribution declared for the three months ended March 31, 2004, represented 92% of our funds from operations or FFO. See Footnote (b) below for information regarding our calculation of FFO for the three months ended March 31, 2004 and 2003. Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the stockholder's shares. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of the REIT's taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America (GAAP). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" (FFO), which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation on real property and amortization, after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows:

	March 31,	March 31,
	2004	2003
Net income	$18,242,685	$14,443,334
Depreciation	27,721,715	11,930,472
Amortization related to
investment properties	4,279,311	377,859

Funds From Operations	$50,243,711	$26,751,665
	==============	=============

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

We have completed the acquisition of 265 properties. Our results of operations show dramatic increases which relates directly to the significant growth of our portfolio. We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties.

The following discussion is based primarily on our consolidated financial statements for the three month periods ended March 31, 2004 and 2003. The schedule below excludes the construction in progress costs capitalized for the following development, redevelopment and earnout projects: Denbigh Village Center, Fayette Pavilion III, Hiram Pavilion, Northlake Commons, Redbud Commons, Sheridan Square, Shoppes of Golden Acres II, Southampton Village, Southlake Pavilion, Turkey Creek II, Watercolor Crossing and Westside Centre.
	Properties Purchased	Square Feet
Quarter Ended	Per Quarter	Acquired	Purchase Price
Mar 31, 1999	0	--	$ --
Jun 30, 1999	2	336,746	20,298,291
Sep 30, 1999	5	803,169	80,426,866
Dec 31, 1999	2	302,602	26,490,171
Mar 31, 2000	1	117,723	8,547,758
Jun 30, 2000	1	282,137	34,332,135
Sep 30, 2000	1	231,326	20,928,655
Dec 31, 2000	0	--	--
Mar 31, 2001	4	366,095	37,123,001
Jun 30, 2001	6	525,279	64,513,807
Sep 30, 2001	3	379,569	33,864,561
Dec 31, 2001	14	2,496,876	267,613,756
Mar 31, 2002	9	1,239,771	136,394,927
Jun 30, 2002	15	1,783,398	177,023,351
Sep 30, 2002	12	1,231,910	159,865,564
Dec 31, 2002	31	3,454,085	424,672,664
Mar 31, 2003	43	3,308,027	483,288,138
Jun 30, 2003	52	6,641,837	859,709,103
Sep 30, 2003	31	4,938,151	552,517,438
Dec 31, 2003	26	3,202,130	457,173,812
Mar 31, 2004	7	870,350	91,812,831
Total	265	32,511,181	$3,936,596,829
	======	=========	===========

Currently, we measure the quality of our operating results primarily by comparing the net operating income of our properties to the budget established for each property at the time of acquisition. Having acquired 116 properties during the prior twelve months, comparison of operating results to previous periods would not yield meaningful results. For the portion of the portfolio purchased prior to 2004, taken as a whole, results of operations were comparable to the budget established. Going forward, as we have an opportunity to manage our properties for a longer period of time, we intend to measure our performance by comparing operating results from year-to-year. We believe that our strategy of concentrating acquisitions in certain markets, coupled with our tenant oriented management philosophy, will yield increasing returns in future years.

A key component of overall return to our stockholders is measured by how well we can contain our corporate level expenses. During 2004, we experienced significant increases in professional and general administrative expenses. The increase, which was primarily due to our growth, included costs to comply with the Sarbanes-Oxley Act. We believe it is likely that the cost to comply with government mandated compliance will continue to have an effect on earnings.

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $91,354,777 for the three month period ended March 31, 2004 from $42,039,988 for the three month period ended March 31, 2003. This increase is due primarily to 265 properties owned and operated for the three month period ended March 31, 2004 compared to 149 properties for the three month period ended March 31, 2003.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $9,906,749 for the three month period ended March 31, 2004 from $3,681,570 for the three month period ended March 31, 2003. Common area cost recovery income increased to $12,396,911 for the three month period ended March 31, 2004 from $4,240,909 for the three month period ended March 31, 2003. Additional rental income increased to $851,882 for the three month period ended March 31, 2004 from $201,560 for the three month period ended March 31, 2003. These increases are due primarily to 265 properties owned and operated for the three month period ended March 31, 2004 compared to 149 properties for the three month period ended March 31, 2003.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments, investments in securities and mortgage receivables that are held by us. Interest and dividend income decreased to $389,520 for the three month period ended March 31, 2004 from $1,773,817 for the three month period ended March 31, 2003. This resulted primarily from the elimination of interest earned on mortgage notes receivable funded and repaid throughout 2003.

Other Income. Other income decreased to $169,109 for the three month period ended March 31, 2004 from $226,956 for the three month period ended March 31, 2003.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $736,075 for the three month period ended March 31, 2004 from $253,163 for the three month period ended March 31, 2003. This increase resulted from additional professional services required as we grew our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $388,864 for the three month period ended March 31, 2004 from $155,834 for the three month period ended March 31, 2003. This increase resulted from the additional services required as we acquired properties and grew our portfolio. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, bank fees and investor relations costs. These expenses incurred amounted to $465,494 for the three month period ended March 31, 2004 from $71,357 for the three month period ended March 31, 2003. These increased expenses were the result of services required due to the rapid growth of our portfolio and investor base.

Property Operating Expenses to Affiliates. Property operating expenses consist of property management fees and mortgage servicing fees. These expenses to affiliates increased to $5,205,646 for the three month period ended March 31, 2004 from $2,293,893 for the three month period ended March 31, 2003. This increase is due to the number of additional properties owned and operated as well as additional servicing fees related to mortgages funded during the three month period ended March 31, 2004 compared to March 31, 2003.

Property Operating Expenses to Non Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax, consist of the costs of owning and maintaining shopping centers and include real estate taxes, insurance and maintaining the exterior of the buildings and parking lots. These expenses to non-affiliates increased to $26,792,903 for the three month period ended March 31, 2004 from $9,829,016 for the three month period ended March 31, 2003. This increase is primarily due to 265 properties owned and operated for the three month period ended March 31, 2004 compared to 149 properties for the three month period ended March 31, 2003.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $25,701,080 for the three month period ended March 31, 2004 from $9,433,907 for the three month period ended March 31, 2003. This increase is due to the financing of additional properties owned and operated during the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003. The increase in interest expense was partially offset by lower interest on the new fixed rate mortgage loans and floating rate mortgage loans.

Depreciation. Depreciation expense increased to $27,721,715 for the three month period ended March 31, 2004 from $11,930,472 for the three month period ended March 31, 2003. This increase is due to 265 properties owned and operated for the three month period ended March 31, 2004 compared to 149 properties for the three month period ended March 31, 2003.

Amortization. Amortization expense increased to $5,137,827 for the three month period ended March 31, 2004 from $808,787 for the three month period ended March 31, 2003. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized as well as loan fees related to financings placed on properties.

Physical Occupancy

Physical occupancy percentages are one of the financial indicators we utilize upon monitoring the income performance of our properties.

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

The following table lists the approximate physical occupancy levels for our investment properties as of March 31, 2004, December 31, 2003, 2002 and 2001. N/A indicates that the property was not owned by us at the end of the period.
			March 31,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
440 Commons	Jersey City, NJ	NC	100	100	N/A	N/A
Aberdeen Square	Boynton Beach, FL	NC	100	100	100*	96*
Abernathy Square	Atlanta, GA	NC	99	99	91	92
Acworth Avenue Retail Shopping Center	Acworth, GA	NC	73	73	73	N/A
Aiken Exchange	Aiken, SC	NC	100	N/A	N/A	N/A
Albertsons at Bloomingdale Hills	Brandon, FL	NC	100	100	N/A	N/A
Anderson Central	Anderson, SC	NC	96	99	99	100
Bank First	Winter Park, FL	SU	100	100	N/A	N/A
Barrett Pavilion	Kennesaw, GA	NC	100	100	N/A	N/A
Bartow Marketplace	Cartersville, GA	NC	100	100	100	99
Bass Pro Outdoor World	Dania Beach, FL	SU	100	100	100	N/A
Bellevue Place Shopping Center	Nashville, TN	NC	94*	94*	N/A	N/A
Bi-Lo - Asheville	Asheville, NC	NC	97	97	N/A	N/A
Bi-Lo - Northside Plaza	Greenwood, SC	SU	100	100	N/A	N/A
Bi-Lo - Shelmore	Mt. Pleasant, SC	SU	100	100	N/A	N/A
Bi-Lo - Southern Pines	Southern Pines, NC	NC	88*	88*	N/A	N/A
Bi-Lo - Sylvania	Sylvania, GA	SU	100	100	N/A	N/A
Birkdale Village	Charlotte, NC	NC	76*	78*	N/A	N/A
BJ's Wholesale Club	Charlotte, NC	SU	100	100	N/A	N/A
Boynton Commons	Boynton Beach, FL	NC	100	100	100	100*
Brandon Blvd. Shoppes	Brandon, FL	NC	100	100	89*	93*
Brick Center Plaza	Brick, NJ	NC	100	100	N/A	N/A
Bridgewater Marketplace	Orlando, FL	NC	97	91	96	97*
Camfield Corners	Charlotte, NC	NC	100	96	N/A	N/A
Camp Hill Center	Harrisburg, PA	NC	100	100	N/A	N/A
Capital Crossing	Raleigh, NC	NC	100	100	N/A	N/A
Carlisle Commons	Carlisle, PA	NC	100	99	N/A	N/A
Cascades Marketplace	Sterling, VA	NC	100	100	N/A	N/A
Casselberry Commons	Casselberry, FL	NC	84	90	94	92*
Cedar Springs Crossing	Spartanburg, SC	NC	100	100	N/A	N/A
Chatham Crossing	Siler City, NC	NC	95	95	100	N/A
Chesterfield Crossings	Richmond, VA	NC	100	100	100	N/A
Chickasaw Trails Shopping Center	Orlando, FL	NC	100	100	100	100
Circuit City - Cary	Cary, NC	SU	100	100	100	N/A
Circuit City - Culver City	Culver City, CA	SU	100	100	N/A	N/A

		March 31,		December 31,
		2004		2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Circuit City - Highland Ranch	Highland Ranch, CO	SU	100	100	N/A	N/A
Circuit City - Olympia	Olympia, WA	SU	100	100	N/A	N/A
Circuit City - Rome	Rome, GA	SU	100	100	100	N/A
Circuit City - Vero Beach	Vero Beach, FL	SU	100	100	100	N/A
Circuit City Plaza	Orlando, FL	NC	90	90	100*	N/A
Citrus Hills	Citrus Hills, FL	NC	100	94	91*	100*
City Crossing	Warner Robins, GA	NC	100	100	100*	N/A
Clayton Corners	Clayton, NC	NC	94	94*	97*	N/A
Clearwater Crossing	Flowery Branch, GA	NC	97	93	N/A	N/A
Colonial Promenade Bardmore Center	Largo, FL	NC	89	89	N/A	N/A
Columbia Promenade	Kissimmee, FL	NC	100	100	93*	98*
Columbiana Station (V)	Columbia, SC	NC	91	92	98	N/A
Commonwealth Center II	Richmond, VA	NC	95*	94*	N/A	N/A
CompUSA Retail Center	Newport News, VA	NC	100	100	100	N/A
Concord Crossing	Concord, NC	NC	100	100	N/A	N/A
Conway Plaza	Orlando, FL	NC	100	100	99	100*
Cortez Plaza	Bradenton, FL	NC	95*	93*	N/A	N/A
CostCo Plaza	White Marsh, MD	NC	100	100	N/A	N/A
Countryside	Naples, FL	NC	96	86	85	85
Cox Creek	Florence, AL	NC	100	100*	100*	N/A
Creeks at Virginia Center	Richmond, VA	NC	100	99	N/A	N/A
Creekwood Crossing (V)	Bradenton, FL	NC	66	55	100	96
Crossroads Plaza	Lumberton, NJ	NC	100	100	N/A	N/A
Crystal Springs Shopping Center	Crystal Springs, FL	NC	100	100	100*	N/A
Cypress Trace (RD)	Ft. Meyers, FL	NC	73	N/A	N/A	N/A
Denbigh Village Shopping Center	Newport News, VA	NC	92*	90*	N/A	N/A
Douglasville Pavilion	Douglasville, GA	NC	84	100*	100*	100*
Downtown Short Pump	Richmond, VA	NC	96*	96*	N/A	N/A
Duvall Village	Bowie, MD	NC	99	99*	100*	N/A
East Hanover Plaza	East Hanover, NJ	NC	100	100	N/A	N/A
Eckerd Drug Store #0234	Marietta, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0444	Gainsville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0818	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0862	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0943	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0963	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0968	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0980	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #2320	Snellville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #2506	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3072	Richland Hills, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3152	Lake Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3169	River Oaks, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3192	Tyler, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3338	Kissimmee, FL	SU	100	100	N/A	N/A
Eckerd Drug Store #3350	Oklahoma City, OK	SU	100	100	N/A	N/A
Eckerd Drug Store #3363	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3449	Lawrenceville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #3528	Plano, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #5018	Amherst, NY	SU	100	100	N/A	N/A

		March 31,		December 31,
		2004		2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Eckerd Drug Store #5661	Buffalo, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5786	Dunkirk, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5797	Cheektowaga, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #6007	Connelsville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6036	Pittsburgh, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6040	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6043	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6062	Harborcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6089	Weirton, WV	SU	100	100	N/A	N/A
Eckerd Drug Store #6095	Cheswick, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6172	New Castle, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6193	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6199	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6257	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6286	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6334	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6392	Penn, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6695	Plum Borough, PA	SU	100	100	N/A	N/A
Eckerd Drug Store - Blackstock	Spartanburg, SC	SU	100	100	100	N/A
Eckerd Drug Store - Concord	Concord, NC	SU	100	100	100	N/A
Eckerd Drug Store - Gaffney	Gaffney, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Greenville	Greenville, SC	SU	100	100	100	100
Eckerd Drug Store - Perry Creek	Raleigh, NC	SU	100	100	N/A	N/A
Eckerd Drug Store - Piedmont	Piedmont, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg	Spartanburg, SC	SU	100	100	100	100
Eckerd Drug Store - Tega Cay	Tega Cay, SC	SU	100	100	100	N/A
Eckerd Drug Store - Woodruff	Woodruff, SC	SU	100	100	100	N/A
Edgewater Town Center	Edgewater, NJ	NC	89	87	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	NC	99*	99*	97*	91*
Fayette Pavilion I & II	Fayetteville, GA	NC	98	97	N/A	N/A
Fayette Pavilion III	Fayetteville, GA	NC	98	99	N/A	N/A
Fayetteville Pavilion	Fayetteville, NC	NC	97	100	100*	100*
Flamingo Falls	Pembroke Pines, FL	NC	97	100	N/A	N/A
Forest Hills Centre	Wilson, NC	NC	100	100	97*	N/A
Forestdale Plaza	Jamestown, NC	NC	84*	86*	85*	N/A
Fountains (RD)	Plantation, FL	NC	69*	79	N/A	N/A
Gateway Market Center	St. Petersburg, FL	NC	95	95	90	83
Gateway Plaza - Conway	Conway, SC	NC	100*	100*	96*	N/A
Gateway Plaza - Jacksonville	Jacksonville, NC	NC	91*	91*	96*	N/A
Glenmark Shopping Center	Morgantown, WV	NC	100	100	N/A	N/A
Golden Gate	Greensboro, NC	NC	92	93	90	N/A
Goldenrod Groves	Orlando, FL	NC	94	90	90	N/A
Goody's Shopping Center	Augusta, GA	SU	100	100	N/A	N/A
Hairston Crossing	Decatur, GA	NC	100	100	100*	N/A
Hampton Point	Taylors, SC	NC	97	97	100	N/A
Harundale Plaza	Glen Burnie, MD	NC	100*	100*	97*	N/A
Heritage Pavilion	Smyrna, GA	NC	100	100	N/A	N/A
Hilliard Rome	Columbus, OH	NC	100	100	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	NC	95	100	100*	N/A
Hiram Pavilion	Hiram, GA	NC	97	95	N/A	N/A

			March 31,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Houston Square	Warner Robins, GA	NC	98*	96*	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	SU	100	100	100	100
Jones Bridge Plaza	Norcross, GA	NC	100	100	96*	N/A
Just for Feet - Augusta	Augusta, GA	SU	100	100	100	N/A
Just for Feet - Covington	Covington, LA	SU	100	100	100	N/A
Just for Feet - Daytona	Daytona Beach, FL	SU	100	100	100	100
Kensington Place	Murfreesboro, TN	NC	97	95	N/A	N/A
Killearn Shopping Center	Tallahassee, FL	NC	100	100	N/A	N/A
Kmart (V)	Macon, GA	SU	0	0	100	100
Kroger - Cincinnati	Cincinnati, OH	SU	100	100	N/A	N/A
Kroger- Grand Prairie	Grand Prairie, TX	SU	100	100	N/A	N/A
Kroger - Westchester	Westchester, OH	SU	100	100	N/A	N/A
Lake Olympia Square	Ocoee, FL	NC	96	96	97	93
Lake Walden Square (V)	Plant City, FL	NC	51	55	94	95
Lakeview Plaza	Kissimmee, FL	NC	98	100	98	N/A
Lakewood Ranch	Bradenton, FL	NC	100	100	98*	N/A
Largo Town Center	Upper Marlboro, MD	NC	98	98	N/A	N/A
Lexington Place	Lexington, SC	NC	100	100	N/A	N/A
Logger Head Junction	Sarasota, FL	NC	63	63	81	N/A
Loisdale Center	Springfield, VA	NC	100	100	N/A	N/A
Lowe's Home Improvement	Warner Robbins, GA	SU	100	100	100	100
Lowe's Home Improvement - Baytown	Baytown, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Cullman	Cullman, AL	SU	100	100	N/A	N/A
Lowe's Home Improvement - Houston	Houston, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Steubenville	Steubenville, OH	SU	100	100	N/A	N/A
Manchester Broad Street	Manchester, CT	SU	100	100	N/A	N/A
Market Square	Douglasville, GA	NC	96*	96*	N/A	N/A
Marketplace at Mill Creek	Buford, GA	NC	94*	94*	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	NC	100	99	97	N/A
Meadowmont Village Center	Chapel Hill, NC	NC	86*	76*	76*	N/A
Melbourne Shopping Center	Melbourne, FL	NC	89	90	97	N/A
Merchants Square	Zephyrhills, FL	NC	96	96	100	100
Middletown Village	Middletown, RI	NC	95*	87*	N/A	N/A
Midway Plaza	Tamarac, FL	NC	87*	92*	N/A	N/A
Monroe Shopping Center	Monroe, NC	NC	100	100	N/A	N/A
Mooresville Marketplace	Mooresville, NC	NC	88*	N/A	N/A	N/A
Naugatuck Valley Shopping Center	Waterbury, CT	NC	100	100	N/A	N/A
Newnan Pavilion	Newnan, GA	NC	100	98	98	N/A
North Aiken Bi-Lo Center	Aiken, SC	NC	100	100	100	N/A
North Hill Commons	Anderson, SC	NC	100	100	N/A	N/A
Northlake Commons	Palm Beach Gardens, FL	NC	90*	82*	N/A	N/A
Northpoint Marketplace	Spartanburg, SC	NC	84*	84*	90*	N/A
Oak Summit	Winston-Salem, NC	NC	100	96	N/A	N/A
Oakley Plaza	Asheville, NC	NC	97	97	N/A	N/A
Oleander Shopping Center	Wilmington, NC	NC	100	100	100	N/A
Overlook at King of Prussia	King of Prussia, PA	NC	100	100	N/A	N/A
Paradise Place	West Palm Beach, FL	NC	94	96	N/A	N/A
Paradise Promenade	Davie, FL	NC	89*	N/A	N/A	N/A
Paraiso Plaza	Hialeah, FL	NC	90	88	N/A	N/A
PETsMART - Chattanooga	Chattanooga, TN	SU	100	100	100	100

			March 31,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
PETsMART - Daytona Beach	Daytona Beach, FL	SU	100	100	100	100
PETsMART - Fredricksburg	Fredricksburg, VA	SU	100	100	100	100
Piedmont Plaza	Apopka, FL	NC	99	N/A	N/A	N/A
Plant City Crossing	Plant City, FL	NC	98	98*	93*	N/A
Plaza Del Paraiso	Miami, FL	NC	100	100	N/A	N/A
Pleasant Hill	Duluth, GA	NC	96	98	96*	97*
Pointe at Tampa Palms	Tampa, FL	NC	100	100	N/A	N/A
Presidential Commons	Snellville, GA	NC	100	100	100	N/A
Publix Brooker Creek	Palm Harbor, FL	NC	100	99	N/A	N/A
Rainbow Foods - Garland (V)	Garland, TX	SU	0	0	100	N/A
Rainbow Foods - Rowlett (V)	Rowlett, TX	SU	0	0	100	N/A
Redbud Commons	Gastonia, NC	NC	Dev	N/A	N/A	N/A
River Ridge	Birmingham, AL	NC	96	100	100	N/A
River Run	Miramar, FL	NC	100*	99*	N/A	N/A
Riverdale Shops	West Springfield, MA	NC	100	96	N/A	N/A
Riverstone Plaza	Canton, GA	NC	100	99	99*	N/A
Rosedale Shopping Center	Huntersville, NC	NC	95*	96*	96*	N/A
Route 22 Retail Shopping Center	Union, NJ	NC	100	100	N/A	N/A
Sand Lake Corners	Orlando, FL	NC	99	97	99*	97*
Sandy Plains Village	Roswell, GA	NC	92	92	N/A	N/A
Sarasota Pavilion	Sarasota, FL	NC	99	99	100*	N/A
Seekonk Town Center	Seekonk, MA	SU	100	100	N/A	N/A
Sexton Commons	Fuquay Varina, NC	NC	100*	100*	91*	N/A
Sharon Greens	Cumming, GA	NC	81*	82*	82*	N/A
Sheridan Square	Dania, FL	NC	93	93	N/A	N/A
Shoppes at Citiside	Charlotte, NC	NC	95*	95*	90*	N/A
Shoppes at Lake Dow	McDonough, GA	NC	93*	91*	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	NC	94	94	100*	N/A
Shoppes at New Tampa	Wesley Chapel, FL	NC	99*	98*	94*	N/A
Shoppes at Oliver's Crossing	Winston-Salem, NC	NC	85*	78*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Walton Beach, FL	NC	81*	81*	N/A	N/A
Shoppes of Ellenwood	Ellenwood, GA	NC	100	95	N/A	N/A
Shoppes of Golden Acres	Newport Richey, FL	NC	98	96	74	N/A
Shoppes of Lithia	Brandon, FL	NC	100	100	N/A	N/A
Shoppes on the Circle	Dothan, AL	NC	97	97*	96*	N/A
Shoppes on the Ridge	Lake Wales, FL	NC	60	Dev	N/A	N/A
Skyview Plaza	Orlando, FL	NC	98	99	100	100
Sony Theatre Complex	East Hanover, NJ	NC	100	100	N/A	N/A
Southampton Village	Tyrone, GA	NC	90	Dev	N/A	N/A
Southlake Pavilion	Morrow, GA	NC	100	100	99*	100*
Southlake Shopping Center	Cornelius, NC	NC	99*	99*	97*	N/A
Southwood Plantation	Tallahassee, FL	NC	98	98	N/A	N/A
Spring Mall Center	Springfield, VA	NC	100	100	N/A	N/A
Springfield Park	Lawrenceville, GA	NC	99	100	N/A	N/A
Squirewood Village	Dandridge, TN	NC	100	86	N/A	N/A
Steeplechase Plaza	Ocala, FL	NC	92	93	100	100*
Stonebridge Square	Roswell, GA	NC	100	100	99	N/A
Stonecrest Marketplace	Lithonia, GA	NC	98*	97*	N/A	N/A
Super Wal-Mart - Alliance	Alliance, OH	SU	100	100	N/A	N/A
Super Wal-Mart - Greenville	Greenville, SC	SU	100	100	N/A	N/A

			March 31,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Super Wal-Mart - Winston-Salem	Winston-Salem, NC	SU	100	100	N/A	N/A
Suwanee Crossroads	Suwanee, GA	NC	91	94*	N/A	N/A
Sycamore Commons	Matthews, NC	NC	97*	96*	93*	N/A
Target Center	Columbia, SC	NC	100	100	100	N/A
Tequesta Shoppes Plaza	Tequesta, FL	NC	89*	93*	N/A	N/A
Town & Country	Knoxville, TN	NC	97	99	N/A	N/A
Town Center Commons	Kennesaw, GA	NC	96	94	93	93
Turkey Creek I & II	Knoxville, TN	NC	100	92	100*	N/A
Universal Plaza	Lauderhill, FL	NC	97	95	99*	N/A
Valley Park Commons	Hagerstown, MD	NC	97	89	N/A	N/A
Venture Pointe	Duluth, GA	NC	100	100	100*	100*
Village Center	Mt. Pleasant, WI	NC	95*	95*	N/A	N/A
Village Crossing	Skokie, IL	NC	95*	99*	N/A	N/A
Village Square at Golf	Boynton Beach, FL	NC	94*	95*	92	N/A
Vision Works	Plantation, FL	SU	100	100	N/A	N/A
Wakefield Crossing	Raleigh, NC	NC	88*	88*	98*	N/A
Walgreens	Port Huron, MI	SU	100	100	N/A	N/A
Walks at Highwood I & II	Tampa, FL	NC	99	100*	96*	N/A
Wal-Mart/Sam's Club	Worcester, MA	SU	100	100	N/A	N/A
Ward's Crossing	Lynchburg, VA	NC	98*	98*	98*	N/A
Warwick Center	Warwick, RI	NC	89	N/A	N/A	N/A
Watercolor Crossing	Tallahassee, FL	NC	93	Dev	N/A	N/A
Waterfront Marketplace/Town Center	Homestead, PA	NC	100	100	N/A	N/A
West Falls Plaza	West Paterson, NJ	NC	100	100	N/A	N/A
West Oaks	Ocoee, FL	NC	100	100	95	100
Westside Centre	Huntsville, AL	NC	98*	89*	N/A	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	NC	100	100	N/A	N/A
Windsor Court Shopping Center	Windsor Court, CT	NC	100	100	N/A	N/A
Winslow Bay Commons	Mooresville, NC	NC	94	90	N/A	N/A
Woodstock Square	Atlanta, GA	NC	98	98	100*	99*

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Property
Dev	Development

Information Notes
*

As part of the purchase of these properties, we are entitled to receive payments in accordance with master lease agreements for tenant space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. For those properties which are covered by a master lease agreement, our financial occupancy ranges from 91% to 100% as of March 31, 2004.

(V)	Property includes bankrupt tenant with greater than 10,000 square feet vacant.

(RD)	Redevelopment properties

Additional Information

Tenant Financial Restructuring

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

As of March 31, 2004, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space. Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be released quickly at favorable rental rates. In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease. Annual rental income related to bankrupt or restructured tenants occupying in excess of 10,000 square feet whose space has not been released represents less than 2% of the total portfolio.

Subsequent Events

We paid distributions of $15,861,309 and $15,401,736 in April and May 2004, respectively.

Through the DRP and SRP, we issued a net of 1,486,911 shares of common stock from April 1, 2004 through May 7, 2004, resulting in a total of 227,054,266 shares.

On May 7, 2004, we registered 50,000,000 shares with the SEC to be issued pursuant to our DRP.

From the period beginning April 1, 2004 through May 7, 2004, we purchased two additional properties for an approximate purchase price of $21,322,000, consisting of approximately 220,000 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning April 1, 2004 through May 7, 2004, we funded earnouts on three additional tenant spaces for a total of approximately $2,150,000 at three of our existing properties.

We closed on a total of two individual mortgages payable totaling approximately $11,200,000 subsequent to March 31, 2004.

We intend to purchase ten additional properties and fund additional earnouts and redevelopments for a total of approximately $217,000,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

On May 7, 2004, we elected to renew our unsecured line of credit with KeyBank in the amount of $100,000,000 with an accordion feature which allows us to increase the line to $200,000,000 should we need additional funds. The financial covenants and terms of this line of credit are similar to the previous agreement. This facility requires us to make monthly payments of interest only based on a margin range which varies and is determined by our leverage ratio. We are required to pay a quarterly fee ranging from .15% to .30% per annum based on the daily average of unused funds. It also requires us to comply with certain financial covenants including a limitation on the ratio of debt to total asset value, a minimum debt service ratio and a minimum net worth. This line of credit will mature one year from the renewal date.

On April 1, 2004, we entered into a new agreement with an affiliate of our advisor to service our loans. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of $175 per loan. The fee increases to $200 per loan should the number of loans serviced fall below 100.

Impact of Recent Accounting Principles

On May 15, 2003, the FASB issued Statement No. 150, (SFAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. We adopted the provisions of this statement on July 1, 2003. We did not enter into any financial instruments within the scope of this statement during the period from July 1, 2003 to March 31, 2004. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the SRP. The adoption of SFAS 150 did not have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The assets, liabilities and non-controlling interests of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest is recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The adoption of FIN 46R did not have a material effect on our results of operations or financial condition. We have addressed the provisions of FIN 46R and determined for the period ended March 31, 2004 that there are no variable interest entities.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Debt Obligations Market Risks

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
	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$7,806,784	$32,277,895	$47,412,724	$95,826,280	$202,859,458	$1,460,854,030	$1,847,037,171
Variable rate debt	50,000,000	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000	294,221,387
Total debt	$57,806,784	$37,277,895	$76,750,224	$269,735,167	$234,434,458	$1,465,254,030	$2,141,258,558
	===========	===========	===========	============	============	=============	==============

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.52%	7.49%	6.81%	5.98%	5.20%	5.13%
Variable rate debt	3.88%	2.74%	2.76%	2.67%	2.76%	2.94%

* The debt maturity does not include any premiums associated with any debt assumed at acquisition.

The principal balance of $294,221,387 or 13.7% of our mortgages and notes payable at March 31, 2004, have variable interest rates averaging 2.90%. Each increase in the annual variable interest rate of .25% would increase our interest expense by approximately $735,000 per year.

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

We paid off or refinanced all of the debt that matured during 2004 and 2003. In the cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing or pay off all debt that matures in 2004 in order to achieve our strategy objectives.

Inflation Risk

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an affect on the capital appreciation of triple-net leased properties. As of March 31, 2004, we owned 86 single-user triple-net leased properties.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2004 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

Except as described below, neither we nor any of our properties are presently subject to any material litigation or legal proceeding, nor, to our knowledge, is any material or other litigation or legal proceeding threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

We have registered, pursuant to registration statements under the Act, 280,000,000 common shares at $10.00 per share, subject to discounts in certain cases, which includes up to 20,000,000 shares at $9.50 per share pursuant to our DRP; 10,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant; and 10,000,000 shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share. On May 7, 2004, we registered 50,000,000 shares for our DRP.
As of March 31, 2004, we sold the following securities in our offerings for the following aggregate offering prices.
●	213,679,534	Shares on a best effort basis for $2,131,261,764;
●	13,476,928	Shares pursuant to the DRP for $128,030,813;
●	8,550,767	Soliciting Dealer Warrants for $6,841;
●	0	Shares pursuant to the exercise of Soliciting Dealer Warrants;
		and repurchased the following securities for the following amounts:
●	(1,609,107)

Shares repurchased pursuant to the share repurchase program for $15,146,319, for a net total of 225,547,355 shares for $2,244,146,258 of gross offering proceeds from the offerings as of March 31, 2004. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 or 8,550,767 soliciting dealer warrants for $6,841 of gross proceeds received for their issuance.

From February 11, 1999, which was the effective date of our first offering, through March 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities:
E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$ 194,193,552	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	2,762,221	A
Other expenses paid to non-affiliates	18,149,188	A
Total expenses	$ 215,104,961
================

The net offering proceeds for our offerings, after deducting the total expenses paid described above, are $2,029,241,297.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to an affiliated of our advisor, Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$ 83,831,004	A
Purchase of real estate, net of financing proceeds	1,153,098,645	A
Acquisition of other businesses	--	A
Repayment of indebtedness	577,608,169	A
Working capital (currently)	112,187,035	E
Temporary investments (currently)	102,516,444	A
Other uses	--	A

Of the amount used for purchases of real estate, $10,502,117 was paid to affiliates of the advisor in connection with the acquisitions of properties from such affiliates. Pending purchase of real estate, we temporarily invest net offering proceeds in short-term, interest-bearing accounts.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by the Securities and Exchange Commission Regulations S-K Item 601.

	10.8	Master Management Agreement, including the form and Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Mid-Atlantic Management Corp.

10.9

Loan servicing Agreement dated January 1, 2003 between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Service Corporation for the initial term commencing on January 1, 2003 and ending on March 31, 2004.

10.10

Loan Servicing Agreement dated April 1, 2004, between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Servicing Corporation for the initial term commencing on April 1, 2004 and ending on March 31, 2005.

10.11

Credit Agreement dated March 31, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders.

10.12

First Amendment to Credit Agreement dated May 7, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders.

10.13

Second Amendment to Credit Agreement dated March 26, 2004 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders.

	10.14	Investment Advisory Agreement for Discretionary Accounts dated July 31, 2003, between Inland Retail Real Estate Trust, Inc. and Inland Investment Advisors, Inc.

	31.1	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Principal Executive Officer Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Principal Financial Officer Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
Chairman and Chief Executive Officer
Date: May 7, 2004

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus
President and Chief Operating Officer
Treasurer and Chief Financial Officer
Date: May 7, 2004