Form 10-Q
period 2004-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2004-08-09
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 7, 2004, there were 229,028,347 shares of common stock outstanding.
INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

INDEX

	Part I - Financial Information
		Page
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	5
	Consolidated Statements of Stockholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	41

Item 4.	Controls and Procedures	42

	Part II - Other Information

Item 1.	Legal Proceedings	43

Item 2.	Changes In Securities and Use of Proceeds	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 6.	Exhibits and Reports on Form 8-K	45
	(a) Exhibits
	(b) Reports on Form 8-K

	SIGNATURES	48

Part I - Financial Information

Item 1. Consolidated Financial Statements
INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

Assets

	June 30,
	2004	December 31,
	(unaudited)	2003
Investment properties:
Land	$1,014,403,026	$965,166,078
Building and other improvements	2,930,430,297	2,769,810,872
Construction in progress-land	5,806,915	2,040,000
Construction in progress-building and other improvements	9,200,400	15,449,064
	3,959,840,638	3,752,466,014
Less accumulated depreciation	(172,870,779)	(116,565,785)
Net investment properties	3,786,969,859	3,635,900,229

Cash and cash equivalents	118,235,322	96,423,869
Restricted escrows	25,778,217	35,627,951
Restricted cash	26,939,768	27,102,213
Investment in securities	10,407,481	8,051,822
Accounts and rents receivable (net of allowance of $4,522,070 and
$2,853,919 as of June 30, 2004 and December 31, 2003, respectively)	47,481,958	39,407,829
Acquired in-place lease intangibles (net of accumulated
amortization of $15,920,001 and $7,089,429 as of
June 30, 2004 and December 31, 2003, respectively)	173,372,384	154,271,088
Acquired above market lease intangibles (net of accumulated
amortization of $8,382,717 and $4,960,313 as of
June 30, 2004 and December 31, 2003, respectively)	53,568,762	46,227,542
Leasing fees, loan fees and loan fee deposits (net of accumulated amortization of $6,956,993 and $5,243,321 as of
June 30, 2004 and December 31, 2003, respectively)	19,013,202	18,824,131
Other assets	5,275,917	8,190,858
Total assets	$4,267,042,870	$4,070,027,532
	===========	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Balance Sheets
(continued)

June 30, 2004 and December 31, 2003

Liabilities and Stockholders' Equity

June 30,
2004	December 31,
(unaudited)	2003
Liabilities:
Accounts payable	$1,808,426	$995,252
Development payables	4,776,980	7,538,764
Accrued interest payable to non - affiliates	5,606,670	5,011,322
Real estate taxes payable	16,610,161	1,681,340
Distributions payable	15,489,254	15,744,474
Security deposits	7,565,449	6,750,302
Mortgages payable	2,215,590,236	2,027,896,878
Prepaid rental and recovery income	4,056,988	2,329,654
Note and margin payable	51,938,259	50,000,000
Acquired below market lease intangibles (net of accumulated
amortization of $8,875,629 and $5,542,737
as of June 30, 2004 and December 31, 2003, respectively)	40,030,815	36,641,954
Restricted cash liability	26,939,768	27,102,213
Other liabilities	5,383,139	1,772,761
Due to affiliates	13,455,591	12,581,502
Total liabilities	$2,409,251,736	$2,196,046,416

Minority interest in partnership	$402,925	$432,791

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 330,000,000 shares authorized,
227,481,630 and 223,347,505 issued and outstanding
at June 30, 2004 and December 31, 2003 respectively	$2,274,817	$2,233,475
Additional paid-in capital (net of costs of offering of $215,195,645 and $215,054,457 at June 30, 2004 and December 31, 2003, respectively,
of which $196,955,773 and $196,955,773 was paid to affiliates, respectively)	2,045,170,600	2,005,921,909
Accumulated distributions in excess of net income	(191,918,416)	(136,363,206)
Accumulated other comprehensive income	1,861,208	1,756,147
Total stockholders' equity	$1,857,388,209	$1,873,548,325

Total liabilities and stockholders' equity	$4,267,042,870	$4,070,027,532
	=============	============

	See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

Three months ended	Three months ended	Six months ended	Six months ended
June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income:
Rental income, net of amortization of above
and below market lease intangibles	$93,924,580	$57,662,924	$185,279,357	$99,702,912
Real estate tax recovery income	10,417,416	6,811,533	20,324,165	10,493,103
Common area cost recovery income	9,901,049	4,767,248	22,297,960	9,008,157
Additional rental income	775,941	508,454	1,762,021	923,854
Interest and dividend income	438,998	1,485,514	828,518	3,259,331
Other income	45,624	17,940	80,535	31,056
Total income	115,503,608	71,253,613	230,572,556	123,418,413

Expenses:
Professional services to affiliates	110,160	6,751	203,684	13,662
Professional services to non-affiliates	634,305	347,606	1,276,856	593,858
General and administrative expenses
to affiliates	538,456	403,796	855,822	555,236
General and administrative expenses
to non-affiliates	674,842	421,825	1,211,834	497,576
Advisor asset management fee	4,466,327	3,920,000	8,790,461	6,693,960
Property operating expenses to affiliates	5,145,279	2,950,284	10,350,925	5,244,177
Property operating expenses to non-affiliates	12,778,883	6,638,849	28,448,627	12,240,555
Real estate tax	11,056,448	7,169,997	22,179,607	11,397,307
Mortgage interest to non-affiliates	26,535,131	12,827,118	52,236,211	22,261,025
Depreciation	28,583,279	16,875,040	56,304,994	28,805,512
Amortization	5,406,434	1,887,222	10,544,261	2,696,009
Acquisition cost expenses to affiliates	28,430	55,519	46,307	87,326
Acquisition cost expenses to non-affiliates	77,323	485,962	411,971	625,232
Total expenses	96,035,297	53,989,969	192,861,560	91,711,435

Net income	$19,468,311	$17,263,644	$37,710,996	$31,706,978
Other comprehensive income:
Unrealized (loss)/gain on investment securities,
net of amounts realized	(101,081)	1,344,069	105,061	1,574,206

Comprehensive income	$19,367,230	$18,607,713	$37,816,057	$33,281,184
	=========	=========	=========	=========

Net income per common share, basic and diluted	$.09	$.09	$.17	$.19
	=========	=========	=========	=========

Weighted average number of common shares
outstanding, basic and diluted	226,992,370	190,290,064	225,950,871	164,451,522
	=========	=========	=========	=========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Stockholders' Equity

For the Six Months Ended June 30, 2004
(unaudited)

			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in excess of	Comprehensive
Shares	Stock	Capital	Net Income	Income	Total
Balance at December 31, 2003	223,347,505	$2,233,475	$2,005,921,909	$(136,363,206)	$1,756,147	$1,873,548,325

Net income	--	--	--	37,710,996	--	37,710,996

Unrealized gain on investment securities	--	--	--	--	105,061	105,061

Distributions declared ($.41 per weighted average				(93,266,206)		(93,266,206)
number of common shares outstanding)	--	--	--		--

Proceeds from offering including DRP (net of
offering costs $141,188)	5,056,432	50,565	47,844,352	--	--	47,894,917

Shares repurchased	(922,307)	(9,223)	(8,595,661)	--	--	(8,604,884)

Balance at June 30, 2004	227,481,630	$2,274,817	$2,045,170,600	$(191,918,416)	$1,861,208	$1,857,388,209
	===========	========	===========	===========	========	===========

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2004 and 2003
(unaudited)
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$37,710,996	$31,706,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	56,304,994	28,805,512
Amortization	10,544,261	2,696,009
Amortization of premium on debt assumed	(995,483)	--
(Gain)/loss on sale of investment securities	(17,485)	5,722
Rental income under master leases	4,090,340	3,142,117
Straight line rental income	(4,732,934)	(2,867,976)
Amortization of above and below market lease intangibles	89,512	(326,685)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$1,668,151 and $1,137,708 for 2004 and 2003, respectively	(3,341,195)	(5,236,749)
Other assets	2,914,941	(1,564,876)
Accrued interest payable to non-affiliates	595,348	789,180
Real estate tax payable	14,928,821	12,311,561
Accounts payable	813,174	730,858
Prepaid rental and recovery income	1,727,334	1,035,691
Other liabilities	3,610,378	585,784
Security deposits	815,147	2,068,324
Due to affiliates	874,089	4,737,153
Net cash provided by operating activities	$125,932,238	$78,618,603

Cash flows from investing activities:
Restricted escrows	$9,849,734	$(30,574,223)
Purchase of investment securities, net of change in margin account of
$1,938,259 and $(36,437) for 2004 and 2003, respectively	(2,047,214)	(81,559)
Proceeds from sale of investment securities	1,752,360	155,979
Purchase of investment properties, net	(238,758,933)	(1,198,732,562)
Contribution from minority joint venture	24,574	1,000,000
Distribution to minority joint venture	(54,440)	--
Leasing fees	(918,144)	(515,268)
Funding of mortgages receivable	--	(35,065,631)
Net cash used in investing activities	$(230,152,063)	$(1,263,813,264)

See accompanying notes to consolidated financial statements.

Inland Retail Real Estate Trust, Inc
(a Maryland corporation)

Consolidated Statements of Cash Flows
(continued)

For the Six Months Ended June 30, 2004 and 2003
(unaudited)

	June 30,	June 30,
	2004	2003
Cash flows from financing activities:
Proceeds from offerings	$48,036,105	$941,971,093
Repurchase of shares	(8,604,884)	(3,523,360)
Payment of offering costs	(141,188)	(87,591,537)
Proceeds from issuance of debt	213,815,000	530,184,011
Principal payments of debt-balloon	(9,772,161)	(72,437,357)
Principal payments of debt-amortization	(2,095,652)	(481,193)
Principal payments of note payable	(6,700,000)	--
Proceeds from unsecured line of credit	25,000,000	150,000,000
Payoff of lines of credit	(38,999,900)	(150,000,000)
Loan fees and deposits	(984,616)	(8,551,781)
Distributions paid	(93,521,426)	(61,459,008)
Net cash provided by financing activities	126,031,278	1,238,110,868

Net increase in cash and cash equivalents	21,811,453	52,916,207
Cash and cash equivalents, at beginning of period	96,423,869	134,977,144
Cash and cash equivalents, at end of period	$118,235,322	$187,893,351
	============	============
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $79,149 and $423,507
capitalized as of June 30, 2004 and 2003, respectively	$51,640,863	$21,471,845
	============	============
Restricted cash	$(162,445)	$(18,828,772)
Restricted cash liability	162,445	18,828,772
	============	============

Supplemental schedule of non-cash investing
and financing activities:
Purchase of investment properties	$(242,390,391)	$(1,373,737,462)
Assumption of mortgage debt	6,393,242	73,378,965
Investment in joint venture converted to investment property	--	99,053,960
Net change in development payables	(2,761,784)	2,571,975
Cash used to purchase investment properties	$(238,758,933)	$(1,198,732,562)
	============	============

Distributions payable	$15,489,254	$14,578,151
	===========	============

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2003, which are included in our 2003 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

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

Through a total of three public offerings, on a best efforts basis, we sold a total of 213,699,534 shares of our common stock at $10.00 per share, resulting in gross proceeds, net of volume discounts, of $2,131,461,764. In addition, as of June 30, 2004, we had issued 16,028,707 shares of our distribution reinvestment program (DRP) at $9.50 per share for $152,272,715 and have repurchased a total of 2,246,611 shares through our share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $21,100,258. As a result, we have realized total net offering proceeds, before offering costs, of $2,262,634,221 as of June 30, 2004.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at June 30, 2004 are classified as available-for-sale securities and are recorded at fair value. Certain individual securities have been in a continuous unrealized loss position for more than 12 months. The gross unrealized losses on these securities as of June 30, 2004 was $60,262. The fair value of these securities as of June 30, 2004 was $502,237. Additionally, we have purchased securities through a margin account. As of June 30, 2004 and December 31, 2003, we have recorded a payable of $1,938,259 and none, respectively, for securities purchased on margin. During the six month periods ended June 30, 2004 and 2003, we realized gains (losses) of $17,485 and $(5,722) respectively, on sale of investment securities. During the three month periods ended June 30, 2004 and 2003, we realized gains of $10,574 and none, respectively, on sale of investment securities. Of the investment securities held on June 30, 2004 and December 31, 2003, we have accumulated other comprehensive income of $1,861,208 and $1,756,147, respectively. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

We perform impairment analysis for our long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis we performed was based upon many factors which requires that we make difficult, complex or subjective judgments. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Our judgment resulted in no permanent impairment at December 31, 2003. As of June 30, 2004, no factors in the December 31, 2003 assumptions have significantly changed; therefore, no impairment is warranted at June 30, 2004.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

In accordance with statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," we allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether any customer relationship value exists related to each property acquisition. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration to various factors, including geographic location and size of leased space. For the six months ended June 30, 2004, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases and liabilities for acquired below market leases of $27,931,868, $10,763,624 and $6,721,753, respectively. For the three months ended June 30, 2004, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases and liabilities for acquired below market leases of $15,260,823, $7,533,155 and $6,175,254, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the life of the related leases.

Amortization pertaining to the above market lease intangibles of $3,422,404 and $1,383,703 was applied as a reduction to rental income for the six month periods ended June 30, 2004 and 2003, respectively. Amortization pertaining to the below market lease intangibles of $3,332,892 and $1,710,388 was applied as an increase to rental income for the six month periods ended June 30, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $8,830,572 and $1,322,317 for the six month periods ended June 30, 2004 and 2003, respectively.

Amortization pertaining to the above market lease intangibles of $1,755,818 and $1,031,271 was applied as a reduction to rental income for the three month periods ended June 30, 2004 and 2003, respectively. Amortization pertaining to the below market lease intangibles of $1,681,940 and $1,362,908 was applied as an increase to rental income for the three month periods ended June 30, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $4,640,987 and $973,364 for the three month periods ended June 30, 2004 and 2003, respectively.

The table below presents the amortization during the next five years related to the acquired above and below market lease intangibles and acquired in-place lease intangibles for properties owned at June 30, 2004.

	2004*	2005	2006	2007	2008	Thereafter
Amortization of:
Acquired above market lease intangibles	$(3,612,270)	(6,878,003)	(6,317,790)	(5,682,253)	(4,932,162)	(26,146,284)

Acquired below market lease intangibles	3,408,253	6,027,638	5,119,875	4,184,086	3,469,744	17,821,219

Net rental income - decrease	$(204,017)	(850,365)	(1,197,915)	(1,498,167)	(1,462,418)	(8,325,065)
	=========	=========	========	=========	=========	==========

Acquired in-place lease intangibles	$(9,694,500)	(18,647,944)	(17,490,396)	(16,025,347)	(14,449,019)	(97,065,178)
	=========	=========	=========	==========	=========	==========

* For the six month period July 1, 2004 through December 31, 2004

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

June 30, 2004

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

(3) Services Provided by Affiliates of the Advisor

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. As of June 30, 2004 and December 31, 2003, we had incurred $215,195,645 and $215,054,457, respectively, of offering costs, of which $196,955,773 and $196,955,773 were paid to affiliates of our advisor, none of which was unpaid at June 30, 2004 and December 31, 2003. Pursuant to the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings (Gross Offering Proceeds) or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of June 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses incurred relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the six month periods ended June 30, 2004 and 2003, we incurred $1,432,358 and $1,724,734, respectively, and during the three month periods ended June 30, 2004 and 2003, we incurred $860,017 and $1,141,985 respectively. As of June 30, 2004 and December 31, 2003, $300,654 334,335 and $550,707, respectively, remained unpaid.

An affiliate of our advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. An agreement allowed for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of $175 per loan. The fee increases to $200 per loan should the number of loans serviced fall below 100. Such fees totaled $198,444 and $119,360 for the six month periods ended June 30, 2004 and 2003, respectively and $97,824 and $66,643 for the three month periods ended June 30, 2004 and 2003, respectively. None remain unpaid at June 30, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in professional services to affiliates and totaled $35,950 and none for the six month periods ended June 30, 2004 and 2003, respectively and $20,365 and none for the three month periods ended June 30, 2004 and 2003, respectively. No amounts remain unpaid at June 30, 2004 and December 31, 2003.

Our advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. For the six month periods ended June 30, 2004 and 2003, we paid loan fees totaling $478,808 and $1,285,312 respectively, to this affiliate and $227,462 and $667,502 for the three month periods ended June 30, 2004 and 2003, respectively. No amounts remain unpaid as of June 30, 2004 and December 31, 2003.

We are obligated to pay our advisor an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute the net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.); or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of its assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the six month periods ended June 30, 2004 and 2003, we incurred $8,790,461 and, $6,693,960, respectively, of asset management fees. For the three month periods ended June 30, 2004 and 2003, we incurred $4,466,327 and $3,920,000, respectively, of asset management fees. Aggregate unpaid fees were $13,121,256 and $12,030,795 at June 30, 2004 and December 31, 2003, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. We incurred and paid property management fees of $10,152,481 and $5,124,817 for the six month periods ended June 30, 2004 and 2003, respectively and $5,047,455 and $2,883,641 for the three month periods ended June 30, 2004 and 2003, respectively. None remain unpaid at June 30, 2004 and December 31, 2003.

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discount of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188,461 for the year ended December 31, 2003. There have been no transactions of this nature during the six month period ended June 30, 2004.

(4)  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual stockholders' meeting. The initial options will be exercisable at $9.05 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2004 and December 31, 2003, options to acquire 15,000 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our Offerings, an affiliate of our advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer. The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12 during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of June 30, 2004 and December 31, 2003, 8,550,767 had been issued, of which 546,904 have expired as of June 30, 2004. At June 30, 2004, no warrants had been exercised.

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $14,770,615 and $10,680,275 as of June 30, 2004 and December 31, 2003, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease Payments

2004	$355,343,881	*
2005	353,845,581
2006	339,301,000
2007	314,640,169
2008	289,781,619
Thereafter	2,015,968,916
Total	$3,668,881,166
	==========

* For the twelve month period January 1, 2004 through December 31, 2004

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $4,732,934 and $2,867,976 for the six month periods ended June 30, 2004 and, 2003, respectively and $2,493,967 and $1,532,942 for the three month periods ended June 30, 2004 and 2003, respectively. The related accounts and rents receivable as of June 30, 2004 and December 31, 2003 were $16,551,331 and $11,818,397, respectively. We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

(6) Mortgages and Notes Payable

For the six month period ended June 30, 2004, we closed on or assumed mortgage debt with a principal amount of $201,640,429, net of mortgage debt repaid. The average costs of funds for the second quarter of 2004 were approximately 4.96%. We also maintained two lines of credit in the aggregate amount of $114,000,000, of which $50,000,000 was outstanding as of June 30, 2004. The first line of credit for $14,000,000 was secured by the Fountains Shopping Center. This line of credit matured on March 27, 2004, and we chose to pay off the funds outstanding and elected not to renew the line. In addition, as of May 7, 2004, we renewed our unsecured line of credit in the amount of $100,000,000, of which $50,000,000 was outstanding at June 30, 2004. This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000,000. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with these covenants for the reporting period ending June 30, 2004.

We paid off or refinanced all of the debt that matured during 2004 and 2003. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.

Individual decisions regarding interest rates, loan-to-value, fixed versus variable rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is placed. Although the loans placed by us are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt. At times, we have borrowed funds as part of a cross-collateralized package, with cross-default provisions, in order to enhance the benefits of the financing. In those circumstances, one or more of the properties may secure the debt of another of our properties.

The following table shows the debt maturing during the next five years.

	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$6,836,234	32,403,480	47,545,336	95,966,316	203,002,338	1,566,923,822	1,952,677,526
Variable rate debt	50,000,000	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000	294,221,387
Total debt	$56,836,234	37,403,480	76,882,836	269,875,203	234,577,338	1,571,323,822	2,246,898,913
	======	======	======	=======	=======	========	========

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.58%	7.49%	6.81%	5.98%	5.20%	5.09%
Variable rate debt	3.30%	3.01%	3.24%	3.10%	3.25%	3.21%

* The debt maturity does not include any premiums associated with debt assumed at acquisition

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments. Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate), plus a spread ranging from 132 to 225 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty after specific lockout periods.

The principal balance of $294,221,387 or 13.09% of our mortgages payable at June 30, 2004, have variable interest rates averaging 3.16%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

The property revenues and net property operations are summarized in the following table for the three and six month periods ended June 30, 2004 and 2003, along with reconciliations to net income. Property asset information is as of June 30, 2004 and 2003.
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Property Operations:	2004	2003	2004	2003
Property rental and additional rental income	$115,018,986	$69,750,159	$229,663,503	$120,128,026
Total property operating expenses	(28,980,610)	(16,759,130)	(60,979,159)	(28,882,039)
Mortgage interest	(26,535,131)	(12,827,118)	(52,236,211)	(22,261,025)
Net property operations	59,503,245	40,163,911	116,448,133	68,984,962

Interest and dividend income	438,998	1,485,514	828,518	3,259,331
Other income (loss)	35,050	17,940	63,050	36,778
Gain (loss) on sale of investment securities	10,574	--	17,485	(5,722)
Less Non-property operating expenses:
Professional services	(744,465)	(354,357)	(1,480,540)	(607,520)
General and administrative expenses	(1,213,298)	(825,621)	(2,067,656)	(1,052,812)
Acquisition cost expenses	(105,753)	(541,481)	(458,278)	(712,558)
Advisor asset management fee	(4,466,327)	(3,920,000)	(8,790,461)	(6,693,960)
Depreciation and amortization	(33,989,713)	(18,762,262)	(66,849,255)	(31,501,521)
Net income	$19,468,311	$17,263,644	$37,710,996	$31,706,978
	==========	==========	===========	===========

Total assets:	June 30, 2004	June 30, 2003
Shopping center assets	$4,138,400,067	$2,997,034,544
Non-segment assets	128,642,803	196,338,678
	$4,267,042,870	$3,193,373,222
	===========	===========

We do not derive any of our consolidated revenue from foreign countries and do not have a major customer that individually accounts for 10% or more of our consolidated revenues.

(8)  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of June 30, 2004 and December 31, 2003, options to purchase 15,000 shares of common stock, at an exercise price of $9.05 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of June 30, 2004 and December 31, 2003, warrants to purchase 8,003,863 and 8,550,767 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 225,950,871 and 192,874,787, for the six month period ended June 30, 2004 and the year ended December 31, 2003, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

(9)  Commitments and Contingencies

During 2004, we were at various stages in the development of six projects. All of these projects have been substantially completed and placed in service as of June 30, 2004.

The table below summarizes the important information regarding the remaining six development projects.

				Budgeted	Actual Cost	Amount
	Date	Major	Square	Project	Accrued & Paid	Accrued	Placed In
Property	Acquired	Tenants	Footage	Costs	at 6/30/04	at 6/30/04	Service
Redbud Commons	06/04/03	Bi-Lo	62,527	$ 7,290,000	$ 6,895,867	$ 14,056	Feb 2004
Shoppes on the Ridge	12/12/02	Publix	111,971	14,581,807	13,330,007	1,338,727	Nov 2003
Shoppes of Golden Acres I & II	02/18/02	Publix	120,770	19,300,000	12,734,599	434,116	Oct 2002
Southampton Village	11/12/02	Publix	77,900	10,829,200	10,634,374	1,247,623	Nov 2003
Southwood Plantation	10/18/02	Publix	62,500	7,832,000	7,279,637	640,000	Aug 2003
Watercolor Crossing	03/27/03	Publix	43,200	7,248,273	6,351,855	1,102,458	Dec 2003

For each development project we have undertaken, we acquired the land when at least one anchor tenant signed a lease. With the exception of Redbud Commons, we concurrently entered into a co-development agreement with an experienced developer to oversee each project, including supervision of the general contractor and leasing activities. Each developer, under the co-development agreement is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion. All projects are close to completion as of June 30, 2004 and final costs are anticipated to be within the budget established for each project.

It is our experience that including development projects in our portfolio enhances the return to stockholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

We closed on several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing as of the applicable closing. We are obligated, under certain agreements, to pay for those non-rent producing portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation. Based on pro forma leasing rates, we may pay as much as approximately $57,200,000 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2003 and 2002 we agreed to fund a total of six notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers. The notes maintain a stated interest rate of 9.00% per annum and mature on dates ranging from December, 2003 through September, 2007. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at June 30, 2004 was $4,861,945 and is included in construction in progress on the balance sheet. Interest received on these notes is applied as a reduction to our final costs. These receivables are expected to be repaid at the time each earnout is funded.

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Notes to Consolidated Financial Statements

June 30, 2004

(10)  Subsequent Events

We paid distributions of $15,489,254 and $16,049,541 in July and August 2004, respectively.

Through the DRP and SRP, we issued a net of 1,546,717 shares of common stock from July 1, 2004 through August 7, 2004, resulting in a total of 229,028,347 shares.

From the period beginning July 1, 2004 through August 7, 2004, we purchased two additional properties for an approximate purchase price of $4,700,000, consisting of approximately 24,100 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning July 1, 2004 through August 7, 2004, we funded earnouts on four additional tenant spaces for a total of approximately $2,150,000 at three of our existing properties.

We closed on a total of three individual mortgages payable totaling approximately $13,000,000 subsequent to June 30, 2004.

We intend to purchase seven additional properties and fund additional earnouts and redevelopments for a total of approximately $59,000,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the six month period ended June 30, 2004 to the six month period ended June 30, 2003. Having acquired 70 properties during the prior twelve months, a comparison of operating results to previous periods would not yield meaningful results. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and the consolidated financial statements and the related notes in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Certain statements in this "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q and on our annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These statements reflect our current view with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ from those anticipated, and include but are not limited to, the effects of future events on our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2004. In addition, historical results and percentage relationships set forth in this quarterly report on Form 10-Q are not necessarily indicative of future operations.

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

Overview

Inland Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in 1998 and has primarily focused on acquiring and developing neighborhood and community shopping centers in the eastern United States. As of June 30, 2004, we owned a total of 271 properties containing an aggregate of approximately 33,191,000 square feet. Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services. Of our total portfolio revenue, approximately 50% is generated by anchor or credit tenants, including Publix Supermarkets, Wal-Mart, Lowe's Home Improvement, Kohl's department stores, Bi-Lo grocery stores, Circuit City, Michaels and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a relatively substantial net worth. Inland Retail Real Estate Advisory Services, Inc. (advisor), an affiliate, is our advisor.

During the six month period ending June 30, 2004, we acquired 13 properties for an aggregate purchase price of $171,583,886. We also raised $39,431,221 in stockholder proceeds through our dividend reinvestment program, which is net of our share repurchase program and $201,640,429 in financing, which is net of debt repaid. Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

We continue to explore ways to enhance the value of our assets. Six of our centers are undergoing redevelopment or major improvements. At one, we intend to demolish and rebuild a portion of the space which should create a more efficient design for our tenants, as well as increase the overall gross leasable area at the center. At another, we are working with our tenants to reconfigure the parking area to create more parking and an outlot, which we expect to be able to ground lease or use for a build-to-suit. We have also begun a critical analysis of certain of our properties to determine if we will offer some of them for sale. At this time no properties are held available for sale. As these activities progress, we continue to pursue additional development opportunities as well as close on the acquisition of properties which fit our investment criteria.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships. As of June 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements. We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in determining the property's as if vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding $5,000 which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property's classification as an asset to building and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Building and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

On January 1, 2002, we adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001. This allocation was applied to the 249 properties purchased subsequent to June 30, 2001. The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of amortization expense.

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

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness. Generally, our cash needs for acquisitions have been funded by the sale of shares of common stock and cash raised through financing each property purchased. Operating needs, including payment of debt service, have been met through cash flow generated by our properties. Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds. During the remainder of 2004 we expect to generate in excess of $38,000,000 in financing from properties that we have already acquired. In addition, we will benefit from financing each new acquisition at approximately 50 to 55% of acquisition cost. At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financing, we could purchase an additional $260,000,000 in real estate during the remainder of 2004.

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

Liquidity

During 2003, we worked with three financial institutions to obtain a $200,000,000 unsecured line of credit which matured on May 14, 2004. This facility required that we comply with certain financial covenants, which included a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to our overall interest expense. This line of credit gave us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements. We believe our relationship with these lenders is excellent. As a result, on May 7, 2004 we elected to renew the line of credit in the amount of $100,000,000 with an accordion feature which will allow us to increase the line of credit up to $200,000,000 if the need arises. We had a smaller line of credit in the amount of $14 million which matured on March 27, 2004, for which we paid off the funds outstanding and elected not to renew the line of credit.

Offerings. In our three offerings we have publicly offered a total of 280,000,000 shares of common stock at $10.00 per share, which includes 20,000,000 shares to participants in our DRP at $9.50 a share and 10,000,000 shares issuable upon exercise of soliciting dealer warrants issued at a price of $12.00 per share. Also, 10,000,000 soliciting dealer warrants issuable by Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold were offered. A total of 227,461,630 shares have been sold to the public yielding gross proceeds of $2,262,434,221. Our advisor has purchased 20,000 shares for $200,000. On May 7, 2004, we registered an additional 50,000,000 shares to be issued as part of our DRP. As of August 7, 2004, we have distributed 17,765,579 shares pursuant to the DRP for $168,773,283. As of August 7, 2004, we have sold 8,550,767 soliciting dealer warrants to the managing dealer for a total of $6,841 of which 546,904 have expired as of June 30, 2004. At June 30, 2004, no warrants had been exercised. As of August 7, 2004, we have repurchased 2,436,766 shares for $22,925,439, pursuant to the SRP.

Stockholder Liquidity

The DRP, subject to certain share ownership restrictions, will allow stockholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. Participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) that the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants for that price. As of June 30, 2004, we distributed 16,028,707 shares pursuant to the DRP for an aggregate of $152,272,715.

The SRP, subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of June 30, 2004, 2,246,611 shares have been repurchased for an aggregate cost of $21,100,258.

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

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 225 basis points. Fixed-rate loans, which we are currently funding, bear interest based on corresponding treasury instruments plus a spread of 110 to 135 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.

Cash Flows from Operating Activities

Net cash generated from operating activities was $125,932,238 and $78,618,603 for the six month periods ended June 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 is due primarily to the additional rental revenues and income generated from the operations of 271 properties owned at June 30, 2004, compared to 201 properties owned at June 30, 2003.

As of August 7, 2004, we had approximately $121,000,000 available for investment in additional properties. As of August 7, 2004, we are considering the acquisition of approximately $59,000,000 in properties. We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

Cash Flows from Investing Activities

Cash flows used in investing activities were $230,152,063 and $1,263,813,264 for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in cash flows used in investing activities was primarily due to the acquisition of 13 properties and the funding of 19 earnouts for approximately $232,100,000 net of escrows funded of approximately $6,650,000, during the six month period ended June 30, 2004, and 52 properties for approximately $1,185,454,000 during the six month period ended June 30, 2003.

Our investment in securities at June 30, 2004, and 2003 are classified as available-for-sale securities, and are recorded at fair value. We purchased investment securities in the six month period ended June 30, 2004 in the amount of approximately $3,985,000, sold investment securities in the amount of approximately $1,752,000 and increased our margin account by approximately $1,938,000. We purchased investment securities of approximately $45,000 and decreased our margin account by approximately $36,000 for the same period in 2003. One of these investments was the acquisition of 20,000 shares of Inland Real Estate Corporation, an affiliate of our advisor, on June 9, 2004, for $240,978.

In 2004, we will incur construction costs related to several development projects that were in progress as of June 30, 2004, as well as others which we may undertake this year. The expected aggregate costs to be paid related to the projects in progress at June 30, 2004 are approximately $67,100,000, of which approximately $57,200,000 had been incurred as of June 30, 2004.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $126,031,278 and $1,238,110,868 for the six month periods ended June 30, 2004 and 2003, respectively. We generated proceeds from the DRP, net of offering costs and the repurchase of shares, of approximately $39,290,000 and $850,856,000 for the six month periods ended June 30, 2004 and 2003, respectively. We also generated approximately $213,815,000 and $530,184,000 from the issuance of new notes, secured by mortgages on 32 and 76 of our properties for the six month periods ended June 30, 2004 and 2003, respectively. During the six month period ended June 30, 2004, cash flows used by financing activities consisted of the paydown of two mortgages for approximately $9,800,000, the paydown of one note for approximately $6,700,000, and the paydown of the lines of credit for approximately $39,000,000. For the six month period ended June 30, 2004, cash provided by financing activities increased $25,000,000 from proceeds from an unsecured line of credit. We paid approximately $93,521,000 and $61,459,000 in distributions to our stockholders for the six month periods ended June 30, 2004 and 2003, respectively. The distribution rate per share stayed constant where as the shares outstanding increased for the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003 and resulted in the increase of distributions declared.

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

As of August 7, 2004, we are considering the acquisition of seven properties and additional earnouts and redevelopments and have approximately $121,000,000 in cash available to acquire them. We believe these funds, together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these acquisitions.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations, purchase obligations and lease agreements as of June 30, 2004.
	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt:
Fixed rate debt	$1,952,677,526	$6,836,234	$79,948,816	$298,968,654	$1,566,923,822
Variable rate debt	294,221,387	50,000,000	34,337,500	205,483,887	4,400,000
Purchase obligations (1):
Obligations not funded via restricted reserves	79,224,000	69,224,000	10,000,000
Operating lease obligation (2)	62,937,500	625,000	1,225,000	1,200,000	59,887,500
Total	$2,389,060,413	$126,685,234	$125,511,316	$505,652,541	$1,631,211,322
	==========	=========	=========	==========	==========

  Purchase obligations include earnouts, development projects and potential purchase price adjustments on previously acquired properties

  Operating lease obligation includes a 48 year ground lease

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings, draws on restricted reserves and dividend reinvestments.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor

As of June 30, 2004 and December 31, 2003, we had incurred $215,195,645 and $215,054,457 respectively, in offering costs, of which $196,955,773 and $196,955,773, respectively, were paid to affiliates. In accordance with the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of June 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts and totaled $84,802,867 as of June 30, 2004 and December 31, 2003, of which none was unpaid at June 30, 2004 and December 31, 2003.

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses incurred relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the six month periods ended June 30, 2004 and 2003, we incurred $1,432,358 and $1,724,734, respectively, and during the three month periods ended June 30, 2004 and 2003 we incurred $860,017 and $1,141,985, respectively. As of June 30, 2004 and December 31, 2003, $300,654334,335 and $550,707, respectively, remained unpaid.

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. An agreement allowed for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of $175 per loan. The fee increases to $200 per loan should the number of loans serviced fall below 100. Such fees totaled $198,444 and $119,360 for the six month periods ended June 30, 2004 and 2003, respectively and $97,824 and $66,643 for the three month periods ended June 30, 2004 and 2003, respectively. None remain unpaid at June 30, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in professional services to affiliates and totaled $35,950 and none for the six month periods ended June 30, 2004 and 2003, respectively and $20,365 and none for the three month periods ended June 30, 2004 and 2003, respectively. No amounts remain unpaid as of June 30, 2004 and December 31, 2003.

Our advisor has contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the six month periods ending June 30, 2004 and 2003, we paid loan fees totaling $478,808 and $1,285,312, respectively, to this affiliate and $227,462 and $667,502 for the three month periods ended June 30, 2004 and 2003, respectively. None remain unpaid at June 30, 2004 and December 31, 2003.

We are obligated to pay our advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which the sum of our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee); or (ii) 25% of our net income, before any additions to or allowance for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 7% minimum annual return on the net investment of stockholders. For the three month periods ended June 30, 2004 and June 30, 2003, we incurred $4,466,327 and $3,920,000, respectively, of asset management fees. For the six month periods ended June 30, 2004 and 2003, we incurred $8,790,461 and $6,693,960, respectively, of asset management fees, of which $13,121,256 and $12,030,795 was unpaid at June 30, 2004 and December 31, 2003, respectively.

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. We incurred and paid property management fees of $10,152,481 and $5,124,817 for the six month periods ended June 30, 2004 and 2003, respectively and $5,047,455 and $2,883,641 for the three month periods ended June 30, 2004 and 2003, respectively. None remain unpaid at June 30, 2004 and December 31, 2003.

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discount of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188,461 for the year ended December 31, 2003. There has been no activity with respect to this expense during the six month period ended June 30, 2004.

Results of Operations

General

Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Quarterly Data For the Three Month Periods Ending 2004, 2003 and 2002

(not covered by the Independent Auditors' Report)
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2003	2003	2003	2003	2002	2002

Total Assets	$4,267,042,870	4,167,361,552	4,070,027,532	3,746,128,092	3,193,373,222	2,305,990,402	1,767,688,359	1,386,255,976

Mortgages payable	$2,215,590,236	2,110,449,412	2,027,896,878	1,602,804,826	1,215,200,571	862,844,761	675,621,971	569,250,124

Total income	$115,503,608	115,068,948	105,742,239	88,667,812	71,253,613	52,164,800	40,214,075	30,261,772

Net income	$19,468,311	18,242,685	16,887,604	21,241,732	17,263,644	14,443,334	8,800,927	7,485,220

Net income per common share, basic and diluted (a)	$0.09	0.08	0.07	0.10	0.09	0.11	0.07	0.10

Distributions declared	$46,844,774	46,421,432	46,563,806	46,031,216	39,371,893	28,383,896	22,332,940	16,055,362

Distributions paid	$47,216,829	46,304,597	45,910,552	45,518,147	35,426,023	26,032,985	19,945,729	14,346,749

Distributions per common share (a)	$0.20	0.21	0.21	0.21	0.21	0.20	0.21	0.20

Funds from operations (a) (b)	$52,799,392	50,243,711	45,554,070	44,269,693	35,140,727	26,751,665	18,628,716	14,892,158

Cash flows provided by operating activities	$58,394,545	67,537,693	18,307,709	52,154,871	46,799,313	31,819,290	10,938,847	13,501,085

Cash flows used in investing activities	$(108,663,261)	(121,488,802)	(326,518,082)	(495,783,841)	(828,763,820)	(435,049,444)	(398,827,440)	(196,805,348)

Cash flows provided by financing activities	$76,127,449	49,903,829	215,646,164	444,723,697	796,518,172	441,592,696	281,533,568	343,107,242

Weighted average number of common shares outstanding, basic and diluted	226,992,370	224,909,371	222,588,022	220,008,080	190,290,064	138,612,981	106,690,736	77,123,768

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this quarterly report.
(a)

The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $.41 per share distribution declared for the six month period ended June 30, 2004, represented 91% of our funds from operations or FFO. See Footnote (b) below for information regarding our calculation of FFO for the six month periods ended June 30, 2004 and 2003. Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the stockholder's shares. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of the REIT's taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

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

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Net income	$37,710,996	$31,706,978
Depreciation	56,304,994	28,805,512
Amortization related to
investment properties	9,027,113	1,379,902

Funds From Operations	$103,043,103	$61,892,392
	==============	==============

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

We have completed the acquisition of 271 properties. Our results of operations show dramatic increases which relates directly to the significant growth of our portfolio. We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties.

The following discussion is based primarily on our consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003. The schedule below excludes any additional costs incurred from continuing development, redevelopment or earnout projects.

	Properties Purchased	Square Feet
Quarter Ended	Per Quarter	Acquired	Purchase Price
Mar 31, 1999	0	--	$ --
Jun 30, 1999	2	336,746	20,298,291
Sep 30, 1999	5	803,169	80,426,866
Dec 31, 1999	2	302,602	26,490,171
Mar 31, 2000	1	117,723	8,547,758
Jun 30, 2000	1	282,137	34,332,135
Sep 30, 2000	1	231,326	20,928,655
Dec 31, 2000	0	--	--
Mar 31, 2001	4	366,095	37,123,001
Jun 30, 2001	6	525,279	64,513,807
Sep 30, 2001	3	379,569	33,864,561
Dec 31, 2001	14	2,496,876	267,613,756
Mar 31, 2002	9	1,239,771	136,394,927
Jun 30, 2002	15	1,783,398	177,023,351
Sep 30, 2002	12	1,231,910	159,865,564
Dec 31, 2002	31	3,454,085	424,672,664
Mar 31, 2003	43	3,308,027	483,288,138
Jun 30, 2003	52	6,641,837	859,709,103
Sep 30, 2003	31	4,938,151	552,517,438
Dec 31, 2003	26	3,202,130	457,173,812
Mar 31, 2004	7	870,350	91,812,831
Jun 30, 2004	6	679,888	79,771,055
Total	271	33,191,069	$ 4,016,367,884
	=====	============	================

Currently, we measure the quality of our operating results primarily by comparing the net operating income of our properties to the budget established for each property at the time of acquisition. Having acquired 70 properties during the prior twelve months, comparison of operating results to previous periods would not yield meaningful results. For the portion of the portfolio purchased prior to 2004, taken as a whole, results of operations were comparable to the budget established. Going forward, as we have an opportunity to manage our properties for a longer period of time, we intend to measure our performance by comparing operating results from year-to-year. We believe that our strategy of concentrating acquisitions in certain markets, coupled with our tenant oriented management philosophy, will yield increasing returns in future years.

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

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $185,279,357 for the six month period ended June 30, 2004 from $99,702,912 for the six month period ended June 30, 2003, and to $93,924,580 for the three month period ended June 30, 2004 compared to $57,662,924 for the three month period ended June 30, 2003. This increase is due primarily to 271 properties owned and operated for the six month period ended June 30, 2004 compared to 201 properties for the six month period ended June 30, 2003.

Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Real estate tax recovery income increased to $20,324,165 for the six month period ended June 30, 2004 from $10,493,103 for the six month period ended June 30, 2003 and to $10,417,416 for the three month period ended June 30, 2004 compared to $6,811,533 for the three month period ended June 30, 2003. Common area cost recovery income increased to $22,297,960 for the six month period ended June 30, 2004 from $9,008,157 for the six month period ended June 30, 2003, and to $9,901,049 for the three month period ended June 30, 2004 compared to $4,767,248 for the three month period ended June 30, 2003. Additional rental income increased to $1,762,021 for the six month period ended June 30, 2004 from $923,854 for the six month period ended June 30, 2003, and to $775,941 for the three month period ended June 30, 2004 compared to $508,454 for the three month period ended June 30, 2003. These increases are due primarily to 271 properties owned and operated for the six month period ended June 30, 2004 compared to 201 properties for the six month period ended June 30, 2003.

Interest and Dividend Income. Interest and dividend income consists of interest earned from short term investments, investments in securities and mortgage receivables that are held by us. Interest and dividend income decreased to $828,518 for the six month period ended June 30, 2004 from $3,259,331 for the six month period ended June 30, 2003, and to $438,998 for the three month period ended June 30, 2004 from $1,485,514 for the three month period ended June 30, 2003. This resulted primarily from the reduction of interest earned on mortgage notes receivable funded and repaid throughout 2003.

Other Income. Other income increased to $80,535 for the six month period ended June 30, 2004 from $31,056 for the six month period ended June 30, 2003, and to $45,624 for the three month period ended June 30, 2004 compared to $17,940 for the three month period ended June 30, 2003.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense increased to $1,480,540 for the six month period ended June 30, 2004 from $607,520 for the six month period ended June 30, 2003, and to $744,465 for the three month period ended June 30, 2004 from $354,357 for the three month period ended June 30, 2003. This increase resulted from additional professional services required as we grew our portfolio of investment properties. Accounting fees comprise the majority of the increase in professional services expense.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records. These expenses increased to $855,822 for the six month period ended June 30, 2004 from $555,236 for the six month period ended June 30, 2003, and to $538,456 for the three month period ended June 30, 2004 from $403,796 for the three month period ended June 30, 2003. This increase resulted from the additional services required as we acquired properties and grew our portfolio. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of insurance, bank fees and investor relations costs. These expenses increased to $1,211,834 for the six month period ended June 30, 2004 from $497,576 for the six month period ended June 30, 2003, and to $674,842 for the three month period ended June 30, 2004 from $421,825 for the three month period ended June 30, 2003. These increased expenses were the result of services required due to the rapid growth of our portfolio and investor base.

Property Operating Expenses to Affiliates. Property operating expenses consist of property management fees and mortgage servicing fees. These expenses to affiliates increased to $10,350,925 for the six month period ended June 30, 2004 from $5,244,177 for the six month period ended June 30, 2003, and to $5,145,279 for the three month period ended June 30, 2004 compared to $2,950,284 for the three month period ended June 30, 2003. This increase is due to the number of additional properties owned and operated as well as additional servicing fees related to mortgages funded during the six month period ended June 30, 2004 compared to June 30, 2003.

Property Operating Expenses to Non Affiliates, including Real Estate Tax. Property operating expenses, including real estate tax, consist of the costs of owning and maintaining shopping centers and include real estate taxes, insurance and maintaining the exterior of the buildings and parking lots. These expenses to non-affiliates increased to $50,628,234 for the six month period ended June 30, 2004 from $23,637,862 for the six month period ended June 30, 2003, and to $23,835,331 for the three month period ended June 30, 2004 compared to $13,808,846 for the three month period ended June 30, 2003. This increase is primarily due to 271 properties owned and operated for the six month period ended June 30, 2004 compared to 201 properties for the six month period ended June 30, 2003.

Mortgage Interest to Non-Affiliates. Mortgage interest to non-affiliates increased to $52,236,211 for the six month period ended June 30, 2004 from $22,261,025 for the six month period ended June 30, 2003, and to $26,535,131 for the three month period ended June 30, 2004 compared to $12,827,118 for the three month period ended June 30, 2003. This increase is due to the financing of additional properties owned and operated during the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003. The increase in interest expense was partially offset by lower interest on the new fixed rate mortgage loans and floating rate mortgage loans.

Depreciation. Depreciation expense increased to $56,304,994 for the six month period ended June 30, 2004 from $28,805,512 for the six month period ended June 30, 2003, and to $28,583,279 for the three month period ended June 30, 2004 from $16,875,040 for the three month period ended June 30, 2003. This increase is due to 271 properties owned and operated for the six month period ended June 30, 2004 compared to 201 properties for the six month period ended June 30, 2003.

Amortization. Amortization expense increased to $10,544,261 for the six month period ended June 30, 2004 from $2,696,009 for the six month period ended June 30, 2003, and to $5,406,434 for the three month period ended June 30, 2004 from $1,887,222 for the three month period ended June 30, 2003. This increase is primarily due to the implementation of SFAS 141 and SFAS 142, adopted January 1, 2002, resulting in an increase in intangible costs to be amortized as well as loan fees related to financings placed on properties.

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

The following table lists the approximate physical occupancy levels for our investment properties as of June 30, 2004 and December 31, 2003, 2002 and 2001. N/A indicates that the property was not owned by us at the end of the period.

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
440 Commons	Jersey City, NJ	NC	100	100	N/A	N/A
Aberdeen Square	Boynton Beach, FL	NC	100	100	100*	96*
Abernathy Square	Atlanta, GA	NC	98	99	91	92
Acworth Avenue Retail Shopping Center	Acworth, GA	NC	73	73	73	N/A
Adams Farm	Greensboro, NC	NC	90*	N/A	N/A	N/A
Aiken Exchange	Aiken, SC	NC	100	N/A	N/A	N/A
Anderson Central	Anderson, SC	NC	96	99	99	100
Bank First	Winter Park, FL	SU	100	100	N/A	N/A
Barrett Pavilion	Kennesaw, GA	NC	100	100	N/A	N/A
Bartow Marketplace	Cartersville, GA	NC	100	100	100	99
Bass Pro Outdoor World	Dania Beach, FL	SU	100	100	100	N/A
Bellevue Place Shopping Center	Nashville, TN	NC	96*	94*	N/A	N/A
Bi-Lo - Asheville	Asheville, NC	NC	97	97	N/A	N/A
Bi-Lo - Northside Plaza	Greenwood, SC	SU	100	100	N/A	N/A
Bi-Lo - Shelmore	Mt. Pleasant, SC	SU	100	100	N/A	N/A
Bi-Lo - Southern Pines	Southern Pines, NC	NC	96	88*	N/A	N/A
Bi-Lo - Sylvania	Sylvania, GA	SU	100	100	N/A	N/A
Birkdale Village	Charlotte, NC	NC	80*	78*	N/A	N/A
BJ's Wholesale Club	Charlotte, NC	SU	100	100	N/A	N/A
Bloomingdale Hills	Brandon, FL	NC	100	100	N/A	N/A
Boynton Commons	Boynton Beach, FL	NC	100	100	100	100*
Brandon Blvd. Shoppes	Brandon, FL	NC	100	100	89*	93*
Brick Center Plaza	Brick, NJ	NC	100	100	N/A	N/A
Bridgewater Marketplace	Orlando, FL	NC	97	91	96	97*
Camfield Corners	Charlotte, NC	NC	100	96	N/A	N/A
Camp Hill Center	Harrisburg, PA	NC	100	100	N/A	N/A
Capital Crossing	Raleigh, NC	NC	100	100	N/A	N/A
Carlisle Commons	Carlisle, PA	NC	100	99	N/A	N/A
Cascades Marketplace	Sterling, VA	NC	100	100	N/A	N/A
Casselberry Commons	Casselberry, FL	NC	86	90	94	92*
Cedar Springs Crossing	Spartanburg, SC	NC	100	100	N/A	N/A
Center Pointe I	Easley, SC	NC	88*	N/A	N/A	N/A
Chatham Crossing	Siler City, NC	NC	95	95	100	N/A
Chesterfield Crossings	Richmond, VA	NC	100	100	100	N/A
Chickasaw Trails Shopping Center	Orlando, FL	NC	100	100	100	100
Circuit City - Cary	Cary, NC	SU	100	100	100	N/A
Circuit City - Culver City	Culver City, CA	SU	100	100	N/A	N/A

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Circuit City - Highland Ranch	Highland Ranch, CO	SU	100	100	N/A	N/A
Circuit City - Olympia	Olympia, WA	SU	100	100	N/A	N/A
Circuit City - Rome	Rome, GA	SU	100	100	100	N/A
Circuit City - Vero Beach	Vero Beach, FL	SU	100	100	100	N/A
Circuit City Plaza	Orlando, FL	NC	94	90	100*	N/A
Citrus Hills	Citrus Hills, FL	NC	100	94	91*	100*
City Crossing	Warner Robins, GA	NC	100	100	100*	N/A
Clayton Corners	Clayton, NC	NC	90	94*	97*	N/A
Clearwater Crossing	Flowery Branch, GA	NC	97	93	N/A	N/A
Colonial Promenade Bardmore Center	Largo, FL	NC	89	89	N/A	N/A
Columbia Promenade	Kissimmee, FL	NC	100	100	93*	98*
Columbiana Station	Columbia, SC	NC	96	92	98	N/A
Commonwealth Center II	Richmond, VA	NC	95*	94*	N/A	N/A
CompUSA Retail Center	Newport News, VA	NC	100	100	100	N/A
Concord Crossing	Concord, NC	NC	100	100	N/A	N/A
Conway Plaza	Orlando, FL	NC	100	100	99	100*
Cortez Plaza	Bradenton, FL	NC	95*	93*	N/A	N/A
CostCo Plaza	White Marsh, MD	NC	100	100	N/A	N/A
Countryside	Naples, FL	NC	96	86	85	85
Cox Creek	Florence, AL	NC	100	100*	100*	N/A
Creeks at Virginia Center	Richmond, VA	NC	100	99	N/A	N/A
Creekwood Crossing (V)	Bradenton, FL	NC	66	55	100	96
Crossroads Plaza	Lumberton, NJ	NC	100	100	N/A	N/A
Crystal Springs Shopping Center	Crystal Springs, FL	NC	100	100	100*	N/A
Cypress Trace (RD)	Ft. Meyers, FL	NC	72	N/A	N/A	N/A
Denbigh Village Shopping Center	Newport News, VA	NC	92*	90*	N/A	N/A
Douglasville Pavilion	Douglasville, GA	NC	84	100*	100*	100*
Downtown Short Pump	Richmond, VA	NC	96*	96*	N/A	N/A
Duvall Village	Bowie, MD	NC	99	99*	100*	N/A
East Hanover Plaza	East Hanover, NJ	NC	100	100	N/A	N/A
Eckerd Drug Store #0234	Marietta, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0444	Gainsville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0818	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0862	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0943	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0963	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0968	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0980	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #2320	Snellville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #2506	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3072	Richland Hills, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3152	Lake Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3169	River Oaks, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3192	Tyler, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3338	Kissimmee, FL	SU	100	100	N/A	N/A
Eckerd Drug Store #3350	Oklahoma City, OK	SU	100	100	N/A	N/A
Eckerd Drug Store #3363	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3449	Lawrenceville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #3528	Plano, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #5018	Amherst, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5661	Buffalo, NY	SU	100	100	N/A	N/A

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Eckerd Drug Store #5786	Dunkirk, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5797	Cheektowaga, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #6007	Connelsville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6036	Pittsburgh, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6040	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6043	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6062	Harborcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6089	Weirton, WV	SU	100	100	N/A	N/A
Eckerd Drug Store #6095	Cheswick, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6172	New Castle, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6193	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6199	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6257	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6286	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6334	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6392	Penn, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6695	Plum Borough, PA	SU	100	100	N/A	N/A
Eckerd Drug Store - Blackstock	Spartanburg, SC	SU	100	100	100	N/A
Eckerd Drug Store - Concord	Concord, NC	SU	100	100	100	N/A
Eckerd Drug Store - Gaffney	Gaffney, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Greenville	Greenville, SC	SU	100	100	100	100
Eckerd Drug Store - Perry Creek	Raleigh, NC	SU	100	100	N/A	N/A
Eckerd Drug Store - Piedmont	Piedmont, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg	Spartanburg, SC	SU	100	100	100	100
Eckerd Drug Store - Tega Cay	Tega Cay, SC	SU	100	100	100	N/A
Eckerd Drug Store - Woodruff	Woodruff, SC	SU	100	100	100	N/A
Edgewater Town Center	Edgewater, NJ	NC	92	87	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	NC	97	99*	97*	91*
Fayette Pavilion I & II	Fayetteville, GA	NC	100	97	N/A	N/A
Fayette Pavilion III	Fayetteville, GA	NC	96	99	N/A	N/A
Fayetteville Pavilion	Fayetteville, NC	NC	97	100	100*	100*
Flamingo Falls	Pembroke Pines, FL	NC	94	100	N/A	N/A
Forest Hills Centre	Wilson, NC	NC	98	100	97*	N/A
Forestdale Plaza	Jamestown, NC	NC	84	86*	85*	N/A
Fountains (RD)	Plantation, FL	NC	77*	79	N/A	N/A
Gateway Market Center	St. Petersburg, FL	NC	95	95	90	83
Gateway Plaza - Conway	Conway, SC	NC	91	100*	96*	N/A
Gateway Plaza - Jacksonville	Jacksonville, NC	NC	100	91*	96*	N/A
Glenmark Shopping Center	Morgantown, WV	NC	100	100	N/A	N/A
Golden Gate	Greensboro, NC	NC	91	93	90	N/A
Goldenrod Groves	Orlando, FL	NC	98	90	90	N/A
Goody's Shopping Center	Augusta, GA	SU	100	100	N/A	N/A
Hairston Crossing	Decatur, GA	NC	100	100	100*	N/A
Hampton Point	Taylors, SC	NC	100	97	100	N/A
Harundale Plaza	Glen Burnie, MD	NC	97	100*	97*	N/A
Heritage Pavilion	Smyrna, GA	NC	81	100	N/A	N/A
Hilliard Rome	Columbus, OH	NC	96	100	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	NC	95	100	100*	N/A
Hiram Pavilion	Hiram, GA	NC	98	95	N/A	N/A
Houston Square	Warner Robins, GA	NC	98*	96*	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	SU	100	100	100	100

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Jones Bridge Plaza	Norcross, GA	NC	100	100	96*	N/A
Just for Feet - Augusta	Augusta, GA	SU	100	100	100	N/A
Just for Feet - Covington	Covington, LA	SU	100	100	100	N/A
Just for Feet - Daytona	Daytona Beach, FL	SU	100	100	100	100
Kensington Place	Murfreesboro, TN	NC	97	95	N/A	N/A
Killearn Shopping Center	Tallahassee, FL	NC	99	100	N/A	N/A
Kmart (V)	Macon, GA	SU	0	0	100	100
Kroger - Cincinnati	Cincinnati, OH	SU	100	100	N/A	N/A
Kroger- Grand Prairie	Grand Prairie, TX	SU	100	100	N/A	N/A
Kroger - Westchester	Westchester, OH	SU	100	100	N/A	N/A
Lake Olympia Square	Ocoee, FL	NC	96	96	97	93
Lake Walden Square (V)	Plant City, FL	NC	55	55	94	95
Lakeview Plaza	Kissimmee, FL	NC	95	100	98	N/A
Lakewood Ranch	Bradenton, FL	NC	100	100	98*	N/A
Largo Town Center	Upper Marlboro, MD	NC	97	98	N/A	N/A
Lexington Place	Lexington, SC	NC	100	100	N/A	N/A
Logger Head Junction (O)	Sarasota, FL	NC	44	63	81	N/A
Loisdale Center	Springfield, VA	NC	100	100	N/A	N/A
Lowe's Home Improvement	Warner Robbins, GA	SU	100	100	100	100
Lowe's Home Improvement - Baytown	Baytown, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Cullman	Cullman, AL	SU	100	100	N/A	N/A
Lowe's Home Improvement - Houston	Houston, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Steubenville	Steubenville, OH	SU	100	100	N/A	N/A
Manchester Broad Street	Manchester, CT	SU	100	100	N/A	N/A
Market Square	Douglasville, GA	NC	96	96*	N/A	N/A
Marketplace at Mill Creek	Buford, GA	NC	95	94*	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	NC	100	99	97	N/A
Meadowmont Village Center	Chapel Hill, NC	NC	86*	76*	76*	N/A
Melbourne Shopping Center	Melbourne, FL	NC	89	90	97	N/A
Merchants Square	Zephyrhills, FL	NC	96	96	100	100
Middletown Village	Middletown, RI	NC	95*	87*	N/A	N/A
Midway Plaza	Tamarac, FL	NC	84*	92*	N/A	N/A
Millpond Village	Cary, NC	NC	90*	N/A	N/A	N/A
Monroe Shopping Center	Monroe, NC	NC	100	100	N/A	N/A
Mooresville Marketplace	Mooresville, NC	NC	88*	N/A	N/A	N/A
Naugatuck Valley Shopping Center	Waterbury, CT	NC	100	100	N/A	N/A
Newnan Pavilion	Newnan, GA	NC	100	98	98	N/A
North Aiken Bi-Lo Center	Aiken, SC	NC	100	100	100	N/A
North Hill Commons	Anderson, SC	NC	100	100	N/A	N/A
Northlake Commons	Palm Beach Gardens, FL	NC	95	82*	N/A	N/A
Northpoint Marketplace	Spartanburg, SC	NC	86*	84*	90*	N/A
Oak Summit	Winston-Salem, NC	NC	100	96	N/A	N/A
Oakley Plaza	Asheville, NC	NC	97	97	N/A	N/A
Oleander Shopping Center	Wilmington, NC	NC	100	100	100	N/A
Overlook at King of Prussia	King of Prussia, PA	NC	100	100	N/A	N/A
Paradise Place	West Palm Beach, FL	NC	96	96	N/A	N/A
Paradise Promenade	Davie, FL	NC	89*	N/A	N/A	N/A
Paraiso Plaza	Hialeah, FL	NC	90	88	N/A	N/A
PETsMART - Chattanooga	Chattanooga, TN	SU	100	100	100	100
PETsMART - Daytona Beach	Daytona Beach, FL	SU	100	100	100	100
PETsMART - Fredricksburg	Fredricksburg, VA	SU	100	100	100	100

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Piedmont Plaza	Apopka, FL	NC	99	N/A	N/A	N/A
Plant City Crossing	Plant City, FL	NC	98	98*	93*	N/A
Plaza Del Paraiso	Miami, FL	NC	100	100	N/A	N/A
Pleasant Hill	Duluth, GA	NC	96	98	96*	97*
Pointe at Tampa Palms	Tampa, FL	NC	100	100	N/A	N/A
Presidential Commons	Snellville, GA	NC	100	100	100	N/A
Publix Brooker Creek	Palm Harbor, FL	NC	100	99	N/A	N/A
Rainbow Foods - Garland (V)	Garland, TX	SU	0	0	100	N/A
Rainbow Foods - Rowlett (V)	Rowlett, TX	SU	0	0	100	N/A
Redbud Commons	Gastonia, NC	NC	78	Dev	N/A	N/A
River Ridge	Birmingham, AL	NC	95	100	100	N/A
River Run	Miramar, FL	NC	100	99*	N/A	N/A
Riverdale Shops	West Springfield, MA	NC	99	96	N/A	N/A
Riverstone Plaza	Canton, GA	NC	99	99	99*	N/A
Rosedale Shopping Center	Huntersville, NC	NC	98	96*	96*	N/A
Route 22 Retail Shopping Center	Union, NJ	NC	100	100	N/A	N/A
Sand Lake Corners	Orlando, FL	NC	100	97	99*	97*
Sandy Plains Village	Roswell, GA	NC	91	92	N/A	N/A
Sarasota Pavilion	Sarasota, FL	NC	99	99	100*	N/A
Seekonk Town Center	Seekonk, MA	SU	100	100	N/A	N/A
Sexton Commons	Fuquay Varina, NC	NC	100	100*	91*	N/A
Sharon Greens	Cumming, GA	NC	82	82*	82*	N/A
Sheridan Square	Dania, FL	NC	93	93	N/A	N/A
Shoppes at Citiside	Charlotte, NC	NC	97	95*	90*	N/A
Shoppes at Lake Dow	McDonough, GA	NC	93*	91*	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	NC	100	94	100*	N/A
Shoppes at New Tampa	Wesley Chapel, FL	NC	97	98*	94*	N/A
Shoppes at Oliver's Crossing	Winston-Salem, NC	NC	85*	78*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Walton Beach, FL	NC	81	81*	N/A	N/A
Shoppes of Ellenwood	Ellenwood, GA	NC	100	95	N/A	N/A
Shoppes of Golden Acres	Newport Richey, FL	NC	100	96	74	N/A
Shoppes of Lithia	Brandon, FL	NC	100	100	N/A	N/A
Shoppes on the Circle	Dothan, AL	NC	98	97*	96*	N/A
Shoppes on the Ridge	Lake Wales, FL	NC	79	Dev	N/A	N/A
Skyview Plaza	Orlando, FL	NC	98	99	100	100
Sony Theatre Complex	East Hanover, NJ	NC	100	100	N/A	N/A
Southampton Village	Tyrone, GA	NC	88	Dev	N/A	N/A
Southlake Pavilion	Morrow, GA	NC	100	100	99*	100*
Southlake Shopping Center	Cornelius, NC	NC	99	99*	97*	N/A
Southwood Plantation	Tallahassee, FL	NC	91	98	N/A	N/A
Spring Mall Center	Springfield, VA	NC	100	100	N/A	N/A
Springfield Park	Lawrenceville, GA	NC	99	100	N/A	N/A
Squirewood Village	Dandridge, TN	NC	100	86	N/A	N/A
Steeplechase Plaza	Ocala, FL	NC	92	93	100	100*
Stonebridge Square	Roswell, GA	NC	100	100	99	N/A
Stonecrest Marketplace	Lithonia, GA	NC	97*	97*	N/A	N/A
Super Wal-Mart - Alliance	Alliance, OH	SU	100	100	N/A	N/A
Super Wal-Mart - Greenville	Greenville, SC	SU	100	100	N/A	N/A
Super Wal-Mart - Winston-Salem	Winston-Salem, NC	SU	100	100	N/A	N/A
Suwanee Crossroads	Suwanee, GA	NC	93	94*	N/A	N/A
Sycamore Commons	Matthews, NC	NC	98	96*	93*	N/A
Target Center	Columbia, SC	NC	100	100	100	N/A

			June 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Tequesta Shoppes Plaza	Tequesta, FL	NC	87*	93*	N/A	N/A
Thompson Square Mall	Monticello, NY	NC	94	N/A	N/A	N/A
Town & Country	Knoxville, TN	NC	100	99	N/A	N/A
Town Center Commons	Kennesaw, GA	NC	96	94	93	93
Turkey Creek I & II	Knoxville, TN	NC	99	92	100*	N/A
Universal Plaza	Lauderhill, FL	NC	97	95	99*	N/A
Valley Park Commons	Hagerstown, MD	NC	97	89	N/A	N/A
Venture Pointe	Duluth, GA	NC	100	100	100*	100*
Village Center	Mt. Pleasant, WI	NC	95	95*	N/A	N/A
Village Crossing	Skokie, IL	NC	99*	99*	N/A	N/A
Village Square at Golf	Boynton Beach, FL	NC	94*	95*	92	N/A
Vision Works	Plantation, FL	SU	100	100	N/A	N/A
Wakefield Crossing	Raleigh, NC	NC	88	88*	98*	N/A
Walgreens	Port Huron, MI	SU	100	100	N/A	N/A
Walks at Highwood I & II	Tampa, FL	NC	99	100*	96*	N/A
Wal-Mart/Sam's Club	Worcester, MA	SU	100	100	N/A	N/A
Ward's Crossing	Lynchburg, VA	NC	98*	98*	98*	N/A
Warwick Center	Warwick, RI	NC	89*	N/A	N/A	N/A
Watercolor Crossing	Tallahassee, FL	NC	94	Dev	N/A	N/A
Waterfront Marketplace/Town Center	Homestead, PA	NC	100	100	N/A	N/A
Wendover Village	Greensboro, NC	NC	85*	N/A	N/A	N/A
West Falls Plaza	West Paterson, NJ	NC	100	100	N/A	N/A
West Oaks	Ocoee, FL	NC	100	100	95	100
Westside Centre	Huntsville, AL	NC	96	89*	N/A	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	NC	100	100	N/A	N/A
Windsor Court Shopping Center	Windsor Court, CT	NC	100	100	N/A	N/A
Winslow Bay Commons	Mooresville, NC	NC	94*	90	N/A	N/A
Woodstock Square	Atlanta, GA	NC	100	98	100*	99*
Wytheville Commons	Wytheville, VA	NC	100	N/A	N/A	N/A

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Property
Dev	Development

Information Notes
*

As part of the purchase of these properties, we are entitled to receive payments in accordance with master lease agreements for tenant space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. For those properties which are covered by a master lease agreement, our financial occupancy ranges from 87% to 100% as of June 30, 2004.

(V)

Property includes bankrupt tenant with greater than 10,000 square feet vacant. We are aggressively marketing space vacated by bankrupt tenants. Our efforts include working with firms which specialize in backfilling this type of space. Whenever possible, we attempt to minimize the initial cost to re-tenant space which has been vacated by bankrupt tenants.

(RD)	Redevelopment properties.

(O)	A portion of this property is used by an affiliate of the advisor relative to acquisition.

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

As of June 30, 2004, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space. Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be released quickly at favorable rental rates. In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease. Annual rental income related to bankrupt or restructured tenants occupying in excess of 10,000 square feet whose space has not been released represents less than 2% of the total portfolio.

Subsequent Events

We paid distributions of $15,489,254 and $16,049,541 in July and August 2004, respectively.

Through the DRP and SRP, we issued a net of 1,546,717 shares of common stock from July 1, 2004 through August 7, 2004, resulting in a total of 229,028,347 shares.

From the period beginning July 1, 2004 through August 7, 2004, we purchased two additional properties for an approximate purchase price of $4,700,000, consisting of approximately 24,100 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning July 1, 2004 through August 7, 2004, we funded earnouts on four additional tenant spaces for a total of approximately $2,150,000 at three of our existing properties.

We closed on a total of three individual mortgages payable totaling approximately $13,000,000 subsequent to June 30, 2004.

We intend to purchase seven additional properties and fund additional earnouts and redevelopments for a total of approximately $59,000,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

Impact of Recent Accounting Principles

On May 15, 2003, the FASB issued Statement No. 150, (SFAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. We adopted the provisions of this statement on July 1, 2003. We did not enter into any financial instruments within the scope of this statement during the period from July 1, 2003 to June 30, 2004. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the SRP. The adoption of SFAS 150 did not have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The assets, liabilities and non-controlling interests of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest is recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The adoption of FIN 46R did not have a material effect on our results of operations or financial condition. We have considered the provisions of FIN 46R and determined for the period ended June 30, 2004 that there are no variable interest entities.

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

	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$6,836,234	32,403,480	47,545,336	95,966,316	203,002,338	1,566,923,822	1,952,677,526
Variable rate debt	50,000,000	5,000,000	29,337,500	173,908,887	31,575,000	4,400,000	294,221,387
Total debt	$56,836,234	37,403,480	76,882,836	269,875,203	234,577,338	1,571,323,822	2,246,898,913
	========	========	========	=========	=========	==========	==========

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.58%	7.49%	6.81%	5.98%	5.20%	5.09%
Variable rate debt	3.30%	3.01%	3.24%	3.10%	3.25%	3.21%

* The debt maturity does not include any premiums associated with debt assumed at acquisition

The principal balance of $294,221,387 or 13.09% of our mortgages and notes payable at June 30, 2004, have variable interest rates averaging 3.16%. Each increase in the annual variable interest rate of .25% would increase our interest expense by approximately $736,000 per year.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs. Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 225 basis points. Fixed-rate loans, which we are currently funding, bear interest based on corresponding treasury instruments plus a spread of 110 to 135 basis points. Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods. Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

We paid off or refinanced all of the debt that matured during 2004 and 2003. In the cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing or pay off all debt that matures in 2004 in order to achieve our strategic objectives.

Inflation Risk

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of June 30, 2004, we owned 86 single-user triple-net leased properties.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six month period ended June 30, 2004 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

We have registered, pursuant to registration statements under the Act, 280,000,000 common shares at $10.00 per share, subject to discounts in certain cases, which includes up to 20,000,000 shares at $9.50 per share pursuant to our DRP and 10,000,000 shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share. Also, 10,000,000 Soliciting Dealer Warrants at $.0008 per Soliciting Dealer Warrant were offered. On May 7, 2004, we registered an additional 50,000,000 shares for our DRP.

As of June 30, 2004, we sold the following securities in our offerings for the following aggregate offering prices.
213,679,534	Shares on a best effort basis for $2,131,261,764;
16,028,707	Shares pursuant to the DRP for $152,272,715;
8,550,767	Soliciting Dealer Warrants for $6,841;
--	Shares pursuant to the exercise of Soliciting Dealer Warrants;
and repurchased the following securities for the following amounts:
(2,246,611)

Shares repurchased pursuant to the share repurchase program for $21,100,258 for a net total of 227,461,630 shares for $2,262,434,221 of gross offering proceeds from the offerings as of June 30, 2004. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 or 8,550,767 soliciting dealer warrants for $6,841 of gross proceeds received for their issuance.

From February 11, 1999, which was the effective date of our first offering, through June 30, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities:

E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$ 194,193,552	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	2,762,221	A
Other expenses paid to non-affiliates	18,239,872	A
Total expenses	$ 215,195,645
==============

The net offering proceeds for our offerings, after deducting the total expenses paid described above, are $2,047,438,576.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to an affiliate of our advisor, Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$ 88,905,932	A
Purchase of real estate, net of financing proceeds	1,157,195,249	A
Acquisition of other businesses	--	A
Repayment of indebtedness	603,657,815	A
Working capital (currently)	69,036,777	E
Temporary investments (currently)	128,642,803	A
Other uses	--	A

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

3.2(a)

Amendment to Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated February 22, 2002. (Included as Exhibit 3.2(a) to Form 10-K for the year ended December 31, 2001 [File No. 000-30413] and incorporated herein by reference.)

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

Item No.	Description

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

10.8

Master Management Agreement, including the form and Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Mid-Atlantic Management Corp. (Included as Exhibit 10.8 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.9

Loan servicing Agreement dated January 1, 2003 between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Service Corporation for the initial term commencing on January 1, 2003 and ending on March 31, 2004. (Included as Exhibit 10.9 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.10

Loan Servicing Agreement dated April 1, 2004, between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Servicing Corporation for the initial term commencing on April 1, 2004 and ending on March 31, 2005. (Included as Exhibit 10.10 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.11

Credit Agreement dated June 30, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.11 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.12

First Amendment to Credit Agreement dated May 7, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.12 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.13

Second Amendment to Credit Agreement dated March 26, 2004 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.13 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.14

Investment Advisory Agreement for Discretionary Accounts dated July 31, 2003, between Inland Retail Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (Included as Exhibit 10.14 to the Company's Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

	Item No.	Description

10.15

Amended and Restated Credit Agreement dated May 7, 2004, between Inland Retail Real Estate Trust, Inc. and Keybank National Association, Keybanc Capital Markets, Bank of America and LaSalle Bank National Association.

	31.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended June 30, 2004: Report on Form 8-K dated May 7, 2004, reporting under Item 7 - Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
Chairman and Chief Executive Officer
Date: August 7, 2004

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus
President and Chief Operating Officer
Treasurer and Chief Financial Officer
Date: August 7, 2004