Form 10-Q
period 2004-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2004-11-09
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 7, 2004, there were 230,859,658 shares of common stock outstanding.

Return to top

Part I - Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets

September 30, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets

September 30,	December 31,
2004	2003
Investment properties:
Land	$1,025,730	$965,166
Building and other improvements	2,959,935	2,769,811
Construction in progress-land	5,807	2,040
Construction in progress-building and other improvements	12,054	15,449
	4,003,526	3,752,466
Less accumulated depreciation	(201,813)	(116,566)
Net investment properties	3,801,713	3,635,900

Cash and cash equivalents	51,885	96,424
Restricted escrows	23,584	35,628
Restricted cash	26,572	27,102
Investment in securities	13,468	8,052
Accounts and rents receivable (net of allowance of $4,067 and $2,854
as of September 30, 2004 and December 31, 2003, respectively)	53,445	39,408
Acquired in-place lease intangibles (net of accumulated
amortization of $20,254 and $7,089 as of September 30, 2004
and December 31, 2003, respectively)	172,140	154,271
Acquired above market lease intangibles (net of accumulated
amortization of $9,658 and $4,960 as of September 30, 2004
and December 31, 2003, respectively)	51,070	46,228
Leasing fees, loan fees and loan fee deposits (net of accumulated amortization of $7,873 and $5,243 as of September 30, 2004
and December 31, 2003, respectively)	18,602	18,824
Other assets	8,067	8,191
Total assets	$4,220,546	$4,070,028
	=========	=========

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Liabilities and Shareholders' Equity

September 30,	December 31,
2004	2003
Liabilities:
Accounts payable	$5,657	$996
Development payable	5,331	7,539
Accrued interest payable	5,967	5,011
Real estate taxes payable	22,714	1,681
Distributions payable	15,622	15,744
Security deposits	6,267	6,750
Mortgages payable	2,227,045	2,027,897
Prepaid rental and recovery income	2,749	2,330
Note payable	-	50,000
Margin payable	2,205	-
Acquired below market lease intangibles (net of accumulated
amortization of $10,438 and $5,543 as of September 30, 2004
and December 31, 2003, respectively)	40,846	36,642
Restricted cash liability	26,572	27,102
Other liabilities	7,114	1,773
Due to affiliates	8,662	12,582
Total liabilities	2,376,751	2,196,047

Minority interest in partnership	397	433

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized, none outstanding	-	-
Common stock, $.01 par value, 280,000,000 shares
authorized, 229,265,488 and 223,347,505 issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	2,293	2,233
Additional paid-in capital (net of costs of offering of $215,204 and
$215,055 at September 30, 2004 and December 31, 2003,
respectively, of which $196,956 was paid to affiliates)	2,062,132	2,005,922
Accumulated distributions in excess of net income	(224,120)	(136,363)
Accumulated other comprehensive income	3,093	1,756
Total shareholders' equity	1,843,398	1,873,548

Total liabilities and shareholders' equity	$4,220,546	$4,070,028
	========	========

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003
Revenues:
Rental income	$98,940	$72,505	$284,703	$172,515
Tenant recoveries	17,154	14,668	59,776	34,196
Other property income	225	38	1,504	629

Total revenues	116,319	87,211	345,983	207,340

Expenses:
Property operating expenses to affiliates	5,027	3,852	15,396	9,100
Property operating expenses to non-affiliates	13,169	8,783	42,048	21,177
Real estate taxes	12,696	7,554	34,876	18,951
Depreciation and amortization	35,962	24,002	102,812	55,504
Advisor asset management fee	5,288	4,336	14,078	11,030
General and administrative expenses to affiliates	724	653	1,812	1,305
General and administrative expenses to non-affiliates	1,132	1,027	3,603	2,590

Total expenses	73,998	50,207	214,625	119,657

Operating income	42,321	37,004	131,358	87,683

Other income	614	1,457	1,524	4,746
Interest expense	(27,373)	(17,219)	(79,609)	(39,480)

Net income available to common shareholders	$15,562	$21,242	$53,273	$52,949

Other comprehensive income:
Unrealized gain on investment securities
net of amounts realized	1,232	259	1,337	1,833

Comprehensive income	$16,794	$21,501	$54,610	$54,782
	=======	=======	=======	=======

Net income available to common shareholders per
weighted average common share - basic and diluted	$0.07	$0.10	$0.23	$0.29
	=======	=======	=======	=======

Weighted-average number of common shares
outstanding - basic and diluted	228,951,295	220,008,080	226,951,012	182,970,375
	=======	=======	=======	=======

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Shareholders' Equity

For the Nine Months Ended September 30, 2004
(Unaudited)
(Dollars in thousands, except per share amounts)

			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in excess of	Comprehensive
Shares	Stock	Capital	Net Income	Income	Total
Balance at December 31, 2003	223,347,505	$2,233	$2,005,922	$(136,363)	$1,756	$1,873,548

Net income	--	--	--	53,273	--	53,273

Unrealized gain on investment securities	--	--	--	--	1,337	1,337

Distributions declared ($ 0.62 per weighted average
number of common shares outstanding)	--	--	--	(141,030)	--	(141,030)

Proceeds from offering including DRP (net of
offering costs $149)	7,681,619	77	72,749	--	--	72,826

Shares repurchased	(1,763,636)	(17)	(16,539)	--	--	(16,556)

Balance at September 30, 2004	229,265,488	$2,293	$2,062,132	$(224,120)	$3,093	$1,843,398
	===========	========	=========	=========	========	============

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Dollars in thousands)

September 30,
	2004	2003
Cash flows from operating activities:
Net income	$53,273	$52,949
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102,812	55,504
Amortization of premium on debt assumed	(1,476)	(320)
Gain on sale of investment securities	(35)	(59)
Rental income under master leases	5,418	5,270
Stock received as lease termination fee	(3,230)	-
Straight line rental income	(7,071)	(5,148)
Amortization of above and below market lease intangibles	(199)	(616)
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of
$1,213 and $1,258 for 2004 and 2003, respectively	(6,966)	(10,887)
Other assets	124	(3,203)
Accrued interest payable	956	1,644
Real estate taxes payable	21,033	16,102
Accounts payable	4,661	2,213
Prepaid rental and recovery income	419	2,174
Other liabilities	5,341	1,245
Security deposits	(483)	3,925
Due to affiliates	(3,920)	9,134
Net cash provided by operating activities	$170,657	$129,927

Cash flows from investing activities:
Restricted escrows	$12,044	$(28,813)
Purchase of investment securities, net of increase (decrease) in margin
account of $2,205 and $(1,645) for 2004 and 2003, respectively	(2,244)	(1,690)
Proceeds from sale of investment securities	3,635	1,803
Purchase of investment properties, net	(284,425)	(1,669,345)
Contribution from minority joint venture	28	1,000
Distribution to minority joint venture	(64)	(569)
Leasing fees	(1,045)	(880)
Funding of mortgages receivable	-	(60,833)
Proceeds from sale of investment properties	-	680
Net cash used in investing activities	$(272,071)	$(1,758,647)

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC
Consolidated Statements of Cash Flows
(continued)

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Dollars in thousands)

September 30,
	2004	2003
Cash flows from financing activities:
Proceeds from offerings	$72,975	$989,865
Repurchase of shares	(16,556)	(5,995)
Payment of offering costs	(149)	(91,172)
Proceeds from issuance of debt	226,835	886,344
Principal payments of debt-balloon	(30,472)	(97,580)
Principal payments of debt-amortization	(3,180)	(810)
Proceeds from unsecured line of credit	25,000	275,000
Payoff of unsecured lines of credit	(75,000)	(150,000)
Loan fees and deposits	(1,426)	(15,944)
Distributions paid	(141,152)	(106,977)
Net cash provided by financing activities	$56,875	$1,682,731

Net (decrease) increase in cash and cash equivalents	(44,539)	54,011
Cash and cash equivalents, at beginning of period	96,424	134,977
Cash and cash equivalents, at end of period	$51,885	$188,988
	========	=========

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $109 and $599 capitalized as of
September 30, 2004 and 2003, respectively	$78,653	$37,836
	========	==========

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties, net	$(289,658)	$(1,956,440)
Assumption of debt	6,393	132,051
Premium on debt assumption	1,048	12,585
Conversion of mortgage receivable to investment property	-	137,558
Net change in development payable	(2,208)	4,901
Cash used to purchase investment properties	$(284,425)	$(1,669,345)
	=========	==========

Distributions payable	$15,622	$15,091
	========	=========

See accompanying notes to consolidated financial statements.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

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

(1)  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (IRRETI) was formed on September 3, 1998 as a Maryland corporation to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina. We have also acquired properties east of the Mississippi River in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to creditworthy tenants. Inland Retail Real Estate Advisory Services, Inc. (advisor), an affiliate, is our advisor.

Through a total of three public offerings, on a best efforts basis, we sold a total of 213,699,534 shares of our common stock at $10.00 per share, resulting in gross proceeds, net of volume discounts, of $2,131,462. In addition, as of September 30, 2004, we had issued 18,653,894 shares through our distribution reinvestment program (DRP) at $9.50 per share for $177,212 and have repurchased a total of 3,087,940 shares through our share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $29,052. This includes 313,362 requests for share repurchases totaling $2,936, reflected in accounts payable as of September 30, 2004. As a result, we have realized total net offering proceeds, before offering costs and warrants, of $2,279,622 as of September 30, 2004.

We are qualified and have elected to be taxed as a real estate investment trust (REIT) under sections 856 through 860 of the Internal Revenue Code of 1986. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and Federal income and excise taxes on our undistributed income.

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

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at September 30, 2004 are classified as available-for-sale securities and are recorded at fair value. Certain individual securities have been in a continuous unrealized loss position for more than 12 months. The gross unrealized losses on these securities as of September 30, 2004 was $45. The fair value of these securities as of September 30, 2004 was $608. Additionally, we have purchased securities through a margin account. As of September 30, 2004 and December 31, 2003, we have recorded a margin payable of $2,205 and none, respectively, for securities purchased on margin. During the nine month periods ended September 30, 2004 and 2003, we realized gains of $35 and $59, respectively, on the sale of investment securities. During the three month periods ended September 30, 2004 and 2003, we realized gains of $18 and $65, respectively, on the sale of investment securities. Of the investment securities held on September 30, 2004 and December 31, 2003, we have accumulated other comprehensive income of $3,093 and $1,756, respectively. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

We perform impairment analysis for our long-lived assets in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis we performed was based upon many factors which requires that we make difficult, complex or subjective assumptions. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation could be negatively affected should actual results differ from our assumptions. Our valuation analysis resulted in no permanent impairments at September 30, 2004 or December 31, 2003.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

In accordance with statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," we allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether any customer relationship value exists related to each property acquisition. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is at above or below market interest rates based upon comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration given to various factors, including geographic location and size of leased space. For the nine month period ended September 30, 2004, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases of $32,681, $11,278 and $9,328, respectively.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the life of the related leases.

Amortization pertaining to the above market lease intangibles of $6,436 and $2,545 was received as a reduction to rental income for the nine month periods ended September 30, 2004 and 2003, respectively. Amortization pertaining to the below market lease intangibles of $5,124 and $3,161 was received as an increase to rental income for the nine month periods ended September 30, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $14,593 and $2,612 for the nine month periods ended September 30, 2004 and 2003, respectively.

Amortization pertaining to the above market lease intangibles of $3,013 and $1,161 was received as a reduction to rental income for the three month periods September 30, 2004 and 2003, respectively. Amortization pertaining to the below market lease intangibles of $1,791 and $1,450 was received as an increase to rental income for the three month periods ended September 30, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $5,762 and $1,290 for the three month periods ended September 30, 2004 and 2003, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. Thus, included in the above amortization are write-offs pertaining to the above market lease intangibles relating to early lease terminations of $1,183 and none that were received as a reduction of rental income for the three month periods ended September 30, 2004 and 2003, respectively. Write-offs of the below market lease intangibles relating to early lease terminations of $74 and none were received as an increase to rental income for the three month periods ended September 30, 2004 and 2003, respectively. In addition, we incurred write-offs pertaining to the acquired in-place lease intangibles for the early lease terminations of $870 and none for the three month periods ended September 30, 2004 and 2003, respectively. Included in the above are $1,771 of write-offs of intangible assets and liabilities related to early lease terminations that occurred in periods prior to the three months ended September 30, 2004. We do not believe that the correction of this oversight is material to previous quarters in 2004 or to our 2003 Consolidated Financial Statements.

The table below presents the amortization during the next five years related to the acquired above and below market lease intangibles and acquired in-place lease intangibles for properties owned at September 30, 2004.

	2004*	2005	2006	2007	2008	Thereafter
Amortization of:
Acquired above market lease intangibles	$(1,760)	(6,828)	(6,288)	(5,673)	(4,930)	(25,591)

Acquired below market lease intangibles	$1,678	6,152	5,252	4,316	3,602	19,846

Net rental income - decrease	$(82)	(676)	(1,036)	(1,357)	(1,328)	(5,745)
	======	=======	=======	======	=======	=======

Acquired in-place lease intangibles	$(4,879)	(18,942)	(17,793)	(16,344)	(14,752)	(99,430)
	=======	=======	=======	=======	=======	=======

* For the three month period October 1, 2004 through December 31, 2004

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

Premiums on assumed mortgages payable are amortized over the life of the related mortgages as an adjustment to interest expense using the effective-interest method.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Offering costs are offset against the shareholders' equity accounts and consist principally of commissions, legal, printing, selling and registration costs.

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

We have approximately a 99.99% controlling general partner interest in Inland Retail Real Estate Limited Partnership (operating partnership). Our advisor owns the remaining limited partner common units of the operating partnership for which it paid $2. The advisor's limited partner common units are reflected as minority interest in the accompanying Consolidated Financial Statements.

The Consolidated Financial Statements also include the accounts of the Fountains, a shopping center located in Plantation, Florida, for which we had funded a mortgage loan. During the period the note was outstanding, we were considered the owner of the property for financial reporting purposes because we effectively had the risks and rewards of ownership as a result of the limited equity provided and the minimal risk of loss to be incurred by the borrower. On February 18, 2003, we entered into the agreement to fund the mortgage note receivable of $53,000 which was secured by the Fountains property. Approximately $45,000 was funded on that date with the remainder to be funded over the following 12 month period. The note maintained a stated interest rate of 9.5% per annum and was to mature on August 31, 2004. The note required monthly interest only payments and a final balloon payment at maturity. The balance outstanding as of December 31, 2003 was approximately $50,000. On February 27, 2004, we exercised our option to purchase this property and the mortgage loan outstanding of approximately $52,000 was applied toward the purchase price of the property and paid off at the closing.

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

(3) Services Provided by Affiliates of the Advisor

As of September 30, 2004 and December 31, 2003, we had incurred $215,204 and $215,055, respectively, of offering costs, of which $196,956 was paid to affiliates of our advisor, none of which was unpaid at September 30, 2004 and December 31, 2003. Pursuant to the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings (Gross Offering Proceeds) or all organization and offering expenses (including selling commissions) which together exceed 15% of Gross Offering Proceeds. As of September 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the shareholders' equity accounts and totaled $84,803 as of September 30, 2004 and December 31, 2003, of which none was unpaid at September 30, 2004 and December 31, 2003.

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses incurred relating to our administration. Such costs are expensed as part of general and administrative expenses to affiliates or capitalized as part of property acquisitions. During the nine month periods ended September 30, 2004 and 2003, we incurred $2,282 and $2,963, respectively, and during the three month periods ended September 30, 2004 and 2003, we incurred $850 and $1,238, respectively. As of September 30, 2004 and December 31, 2003, $713 and $551, respectively, remain unpaid.

An affiliate of our advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. An agreement allowed for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of one hundred seventy-five dollars per loan. The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100. Such fees totaled $302 and $200 for the nine month periods ended September 30, 2004 and 2003, respectively and $104 and $80 for the three month periods ended September 30, 2004 and 2003, respectively. None remain unpaid at September 30, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in general and administrative expenses to affiliates and totaled $56 and none for the nine month periods ended September 30, 2004 and 2003, respectively and $20 and none for the three month periods ended September 30, 2004 and 2003, respectively. No amounts remain unpaid at September 30, 2004 and December 31, 2003.

Our advisor has contributed $200 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. For the nine month periods ended September 30, 2004 and 2003, we paid loan fees totaling $510 and $1,592 respectively, to this affiliate and $31 and $745 for the three month periods ended September 30, 2004 and 2003, respectively. No amounts remain unpaid as of September 30, 2004 and December 31, 2003.

We are obligated to pay our advisor an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute the net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of the assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.); or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of its assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 7% minimum annual return on the net investment of shareholders. For the nine month periods ended September 30, 2004 and 2003, we incurred $14,078 and, $11,030, respectively, of asset management fees. For the three month periods ended September 30, 2004 and 2003, we incurred $5,288 and $4,336, respectively, of asset management fees. Aggregate unpaid fees were $7,949 and $12,031 at September 30, 2004 and December 31, 2003, respectively.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. We incurred and paid property management fees of $15,061 and $8,888 for the nine month periods ended September 30, 2004 and 2003, respectively and $4,908 and $3,764 for the three month periods ended September 30, 2004 and 2003, respectively. None remain unpaid at September 30, 2004 and December 31, 2003.

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discounted price of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188 for the year ended December 31, 2003. There have been no transactions of this nature during the nine month period ended September 30, 2004.

On September 30, 2003, we funded a $24,250 mortgage note receivable to an affiliate of our advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The note required monthly payments of interest only with a final balloon payment which was paid before maturity on October 31, 2003.

On September 10, 2004, we entered into a merger agreement with our sponsor, Inland Real Estate Investment Corp. Refer to Note (7) Recent Developments to these Consolidated Financial Statements.

(4)  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting. The initial options will be exercisable at $9.05 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders. As of September 30, 2004 and December 31, 2003, options to acquire 15,000 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer. The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of September 30, 2004 and December 31, 2003, 8,550,767 had been issued, of which 546,904 have expired as of September 30, 2004. At September 30, 2004, no warrants had been exercised.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $16,098 and $10,680 as of September 30, 2004 and December 31, 2003, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2004	$356,053	*
2005	356,538
2006	342,188
2007	317,546
2008	292,278
Thereafter	2,029,454
Total	$3,694,057
	========

* For the twelve month period January 1, 2004 through December 31, 2004

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. During the three and nine month periods ended September 30, 2004, we reduced our estimate related to our 2003 reimbursements from tenants by $2,057 and $3,618, respectively.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $7,071 and $5,148 for the nine month periods ended September 30, 2004 and, 2003, respectively and $2,338 and $2,280 for the three month periods ended September 30, 2004 and 2003, respectively. The related accounts and rents receivable as of September 30, 2004 and December 31, 2003 were $18,889 and $11,818, respectively. We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

(6) Mortgages and Notes Payable

For the nine month period ended September 30, 2004, we closed on or assumed mortgage debt with a principal amount of $199,576 net of mortgage debt repaid. The average costs of funds for the third quarter of 2004 were approximately 4.97%. We also maintained two lines of credit in the aggregate amount of $114,000, of which none was outstanding as of September 30, 2004. The first line of credit for $14,000 was secured by the Fountains Shopping Center. This line of credit matured on March 27, 2004, and we chose to pay off the funds outstanding and elected not to renew the line. In addition, as of May 7, 2004, we renewed our unsecured line of credit in the amount of $100,000, of which none was outstanding at September 30, 2004. This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with these covenants for the reporting period ending September 30, 2004.

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

The following table shows the debt maturing during the next five years and thereafter.

	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$5,758	32,403	47,545	95,966	203,002	1,579,945	$1,964,619
Variable rate debt	-	5,000	29,338	173,903	31,575	4,400	244,216
Total debt	$5,758	37,403	76,883	269,869	234,577	1,584,345	$2,208,835
	======	=======	=======	========	========	==========	==========

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.69%	7.49%	6.81%	5.98%	5.20%	5.08%
Variable rate debt	-	2.84%	2.93%	2.82%	2.94%	3.04%

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

The principal balance of $244,216 or 11.06% of our mortgages payable at September 30, 2004, have variable interest rates averaging 2.86%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

(7)  Recent Developments

On August 4, 2004, we entered into a lease termination agreement effective March 1, 2004, with a tenant relating to 48,700 square feet of space at our property known as Heritage Pavilion, located in Smyrna, Georgia, in exchange for a total lease termination payment of $692, which is included in rental income.

In connection with this lease termination, we recorded lease termination fee income of $652 for the three month period ended September 30, 2004, which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables. The lender, holding a mortgage note in the amount of $21,500 secured by the property, required the lease termination fee payment received by us be deposited into an interest bearing escrow account with the lender to fund future disbursements to be made in connection with the re-tenanting of the vacated space.

On August 31, 2004, we entered into a lease termination agreement with a tenant relating to 32,500 square feet of space at our property known as the Fountains, located in Plantation, Florida, in exchange for a lease termination payment of $1,300, which is included in rental income.

In connection with this lease termination, we recorded lease termination fee income of $1,270 for the three month period ended September 30, 2004, which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables.

On September 2, 2004, we received 40,679 shares of Kmart stock as a termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida; Bradenton, Florida and Macon, Georgia. The value of the stock at the close of business on September 2, 2004 was $79.39 per share resulting in lease terminations fees valued at $3,230, which is included in rental income.

In connection with these lease terminations, we recorded lease termination fee income of approximately $2,900 for the three month period ended September 30, 2004, which represents the value of the stock described above, less related outstanding receivables, including deferred rent receivables.

On September 10, 2004, we entered into a merger agreement to acquire four entities affiliated with our sponsor, Inland Real Estate Investment Corporation, which provides business management, advisory and property management services to us, in exchange for an aggregate of 19.7 million shares of our common stock, valued under the merger agreement at $10.00 per share. Under the merger agreement, we will acquire by merger Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp., and Inland Southeast Property Management Corp., or, collectively, the acquired companies. The consummation of the merger is subject to customary closing conditions, including ratification by our shareholders. There are no assurances that the closing conditions will be satisfied, and, if any of the closing conditions are not satisfied, or their satisfaction is delayed, then the merger transaction may not be closed, or the closing may be delayed. We have scheduled our annual meeting for December 20, 2004, at which time our shareholders will vote on a ratification of, among other things, our entry into the merger agreement and our approval of the merger. There can be no assurance that our shareholders will ratify our entry into the merger agreement and our approval of the merger.

The following are the parties to the merger agreement: IRRETI; IRRETI Acquisition 1, Inc.; IRRETI Acquisition 2, Inc., IRRETI Acquisition 3, Inc. and IRRETI Acquisition 4, Inc., all of whom are our wholly owned affiliates; Inland Retail Real Estate Advisory Services, Inc., or our business manager/advisor; Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp., or, collectively, our property managers; Inland Real Estate Investment Corporation, or our sponsor; certain shareholders of each of our property managers; Daniel L. Goodwin, as agent; and, for limited purposes, The Inland Group, Inc., or Inland. All of these entities are affiliates.

At the closing of the transactions contemplated by the merger agreement, we intend to enter into the following agreements:

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Escrow Agreement. An escrow agreement pursuant to which the common stock issued to the shareholders of the acquired companies will be deposited into an escrow fund as security for indemnification claims of ours under the merger agreement. The escrow will also include all proceeds resulting from the sale and investment of our common stock originally deposited into the escrow fund, but, in most instances, will exclude dividends and distributions with respect to such stocks. Seventy-five percent of the property in the escrow fund will be released on the first anniversary of the merger closing date, with the balance of such property to be released on the 540th day after the merger closing date, subject, in each case, to any pending claims of ours for indemnification under the merger agreement.

Employment Agreements. Employment agreements with Barry Lazarus, JoAnn Armenta, John DiGiovanni, Dan Guinsler, James Kleifges, Jason Lazarus, Michael Moran, Laura Sabatino and Teri Young. These employment agreements will have initial terms of three years, and will automatically renew for one year periods until either we or the employee elects not to renew. The employment of any of these employees may be terminated by us or by the employee for any reason with 60 days notice, or by us for cause, with no notice.

Consulting Agreements. Separate consulting agreements with each of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness. These consultants will not receive direct compensation for their services, but we will reimburse them for expenses incurred in fulfilling their duties under the consulting agreements and, if consulting services are provided in connection with the listing of our shares on a national exchange, a fee agreed to by us and the consultant will be paid in connection therewith. The initial terms for each of these agreements will be five years, but may be terminated earlier upon the occurrence of certain events, including our change of control.

Transition Property Due Diligence Services Agreement. A transition property due diligence services agreement with Inland Real Estate Acquisitions, Inc., (IREA) pursuant to which certain property negotiation, acquisition, due diligence and closing services will be provided. Under this agreement, we will be obligated to repay all out-of-pocket costs incurred by IREA, and to provide fixed reimbursements of $11 per transaction for general and administrative expenses and, to the extent services are requested by us, $15 per transaction for due diligence expenses and a fee in an amount to be determined for negotiation expenses per transaction. The initial term of this agreement will be one year, and will automatically renew for one year periods until either us or IREA elects not to renew. This agreement does not obligate us to acquire all of our properties through IREA.

Property Acquisition Agreement. A property acquisition agreement with IREA, pursuant to which we will receive a right of first offer, on a priority basis relative to other clients of IREA, to acquire certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement will expire on the later to occur of five years after the closing of the merger, and the date that none of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness are our consultants, directors or officers, and no other individual serving as an officer or director of either IREA or its parent is an officer or director of ours.

Registration Rights Agreement. A registration rights agreement with the shareholders of the acquired companies and our sponsor, pursuant to which we will grant to our sponsor, as the sole shareholder of our business manager/advisor, as well as the former shareholders of our property managers, certain registration rights with respect to our shares of common stock that they receive in the merger, which we refer to herein as registerable securities.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Trademark License Agreement. A trademark license agreement with The Inland Real Estate Group, Inc., (TIREG) pursuant to which we will be granted, at no cost to us, limited rights with respect to the intellectual property owned by TIREG that we use to conduct our business. We will be granted an exclusive, royalty-free license to use, solely in connection with our real estate business, what we refer to as the "Blue-Ball" design mark and the "Inland Retail Real Estate Trust, Inc." name, as well as a non-exclusive, royalty-free license to use, solely in connection with our real estate business, what we refer to as the "Inland" trade name. The initial term of this agreement will be ninety-nine years, but may be terminated earlier upon the occurrence of certain events, including a change of control of the Company.

Software License Agreement. A software license agreement with Inland Computer Services, Inc., (ICS) pursuant to which we will be granted limited rights to use and copy software owned by ICS, and to use certain third party software titles, in connection with our real estate business. The initial term of this agreement will be five years, and will automatically renew for one year periods until either us or ICS elects not to renew.

Indemnification Agreement. Indemnification Agreements with the current directors and officers of the acquired companies, pursuant to which we agree to indemnify them for acts or omissions made in the course of their conduct as directors and officers of our business manager/advisor and property managers for the time before the closing of the merger, on the same terms and conditions as would have existed if the merger had not been consummated. The term of this agreement will be for ten years. Additionally, we will also enter into an indemnification agreement with each of our officers and directors pursuant to which we will agree to indemnify them for acts or omissions made in the course of their conduct as our directors and officers, subject to certain limitations.

Assignment and Assumption of Lease, with related Assignment and Assumption of Subleases. An assignment and assumption of the lease with Mid-America Management Corp. for our office space located at 2907 Butterfield Road, Oak Brook, Illinois, and in connection therewith, an assignment and assumption of subleases with our managers.

Other Services Agreements. Other service agreements with the parties listed below for the provision of the services listed opposite that party's name. The initial terms for each of the following agreements will be five years, but may be terminated earlier upon the occurrence of certain events, including a change of control of the Company.

Counterparty Name	Services to be Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc., and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

On September 10, 2004, we increased the size of our board of directors from five to eight, and amended our by-laws to provide that the size of our board of directors may not be changed without the approval of at least 80% of our directors then in office.

On September 23, 2004, and as required by the Sarbanes-Oxley Act of 2002, we adopted a nonretaliation (whistleblower) policy. We are currently in the process of circulating our whistleblower policy to our directors, officers and employees (and the directors, officers and employees of certain companies related to Inland that provide services to us) for their review and acknowledgement.

(8)  Segment Reporting

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

The property revenues and net property operations are summarized in the following table for the three and nine month periods ended September 30, 2004 and 2003, along with reconciliations to net income. Property asset information is as of September 30, 2004 and 2003.

Three Months Ended	Nine Months Ended
September 30,	September 30,
Property Operations:	2004	2003	2004	2003
Total property revenue	$116,319	$87,211	$345,983	$207,340
Total property operating expenses	(30,892)	(20,189)	(92,320)	(49,228)
Mortgage interest	(27,373)	(17,219)	(79,609)	(39,480)
Net property operations	58,054	49,803	174,054	118,632

Other income	614	1,457	1,524	4,746
Less Non-property operating expenses:
General and administrative expenses	(1,856)	(1,680)	(5,415)	(3,895)
Advisor asset management fee	(5,288)	(4,336)	(14,078)	(11,030)
Depreciation and amortization	(35,962)	(24,002)	(102,812)	(55,504)
Net income	$15,562	$21,242	$53,273	$52,949
	========	========	========	=======

September 30,
Total assets:	2004	2003
Shopping center assets	$4,155,193	$3,550,018
Non-segment assets	65,353	196,110
	$4,220,546	$3,746,128
	=========	=========

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

We do not derive any of our consolidated revenue from foreign countries and do not have a major customer that individually accounts for 10% or more of our consolidated revenues.

(9)  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of September 30, 2004 and December 31, 2003, options to purchase 15,000 shares of common stock, at an exercise price of $9.05 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

As of September 30, 2004 and December 31, 2003, warrants to purchase 8,003,863 and 8,550,767 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 226,951,012 and 192,874,787, for the nine month period ended September 30, 2004 and the year ended December 31, 2003, respectively.

(10)  Commitments and Contingencies

During 2004, we were at various stages in the development and redevelopment of eight projects. Most of these projects have been substantially completed and placed in service as of September 30, 2004.

The table below summarizes the important information regarding the seven development projects and one redevelopment project (Cypress Trace).

				Budgeted	Actual Cost	Amount
	Date	Major	Square	Project	Accrued & Paid	Accrued	Placed In
Property	Acquired	Tenants	Footage	Costs	at 09/30/04	at 09/30/04	Service
Cypress Trace	03/11/04	Bealls	262,368	$ 5,742	$ 645	$ -	Mar 2004
Market Place	04/21/04	ASH	107,000	15,553	9,641	503	-
Redbud Commons	06/04/03	Bi-Lo	62,527	7,290	6,677	-	Feb 2004
Shoppes on the Ridge	12/12/02	Publix	111,971	14,582	14,056	1,745	Nov 2003
Shoppes of Golden Acres I & II	02/18/02	Publix	120,770	19,300	14,275	804	Oct 2002
Southampton Village	11/12/02	Publix	77,900	10,829	10,762	506	Nov 2003
Southwood Plantation	10/18/02	Publix	62,500	7,832	7,546	900	Aug 2003
Watercolor Crossing	03/27/03	Publix	43,200	7,248	6,358	873	Dec 2003

For each development project we have undertaken, we acquired the land when at least one anchor tenant signed a lease. We concurrently entered into a co-development agreement with an experienced developer to oversee each project (with the exception of Redbud Commons, where we are the sole developer), including supervision of the general contractor and leasing activities. Each developer, under the co-development agreement is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion. The last six projects are close to completion as of September 30, 2004 and final costs are anticipated to be within the budget established for each project.

It is our experience that including development projects in our portfolio enhances the return to shareholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

Return to top

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

We closed on several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing as of the applicable closing. We are obligated, under certain agreements, to pay for those non-rent producing portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation. Based on pro forma leasing rates, we may pay as much as approximately $54,100 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2003 and 2002 we agreed to fund a total of six notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers. The notes maintain a stated interest rate of 9.00% per annum and mature on dates ranging from December, 2003 through September, 2007. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at September 30, 2004 was $4,450 and is included in construction in progress on the balance sheet. Interest received on these notes is applied as a reduction to our final costs. These receivables are expected to be repaid at the time each earnout is funded.

We intend to purchase seven additional properties and fund additional earnouts and redevelopments for a total of approximately $80,900, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

(11)  Subsequent Events

We paid distributions of $15,622 and $16,194 in October and November 2004, respectively.

Through the DRP and SRP, we issued a net of 1,594,170 shares of common stock from October 1, 2004 through November 7, 2004, resulting in a total of 230,859,658 shares.

From the period beginning October 1, 2004 through November 7, 2004, we purchased two additional properties for an approximate purchase price of $5,300, consisting of approximately 23,000 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning October 1, 2004 through November 7, 2004, we funded earnouts on two additional tenant spaces for a total of approximately $5,800 at two of our existing properties.

We closed on a total of two individual mortgages payable totaling approximately $12,300 subsequent to September 30, 2004.

Return to top

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the nine month period ended September 30, 2004 to the nine month period ended September 30, 2003. Having acquired 42 properties during the prior twelve months, a comparison of operating results to previous periods would not yield meaningful results. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and the consolidated financial statements and the related notes in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Certain statements in this "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q and on our annual report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995. We intend that such "forward-looking statements" be covered by the safe harbor provisions for forward-looking statements contained in the Federal Private securities Litigation Reform Act of 1995, and we include this statement for purposes of complying with such safe harbor provisions. These statements reflect our current view with respect to future events and financial performance. The words "believes," "expects," "anticipates," "estimates," and similar words or expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ from those anticipated, and include but are not limited to, the effects of future events on our financial performance, changes in general economic conditions, adverse changes in real estate markets, changes in governmental laws and regulations, the level and volatility of interest rates, the availability of suitable properties for acquisition, increases in operating costs and the ratification and approval by our shareholders and ultimate consummation of the proposed merger. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2004. In addition, historical results and percentage relationships set forth in this quarterly report on Form 10-Q are not necessarily indicative of future operations. Dollars are stated in thousands, except square footage and per share amounts.

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Overview

Inland Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in 1998 and has primarily focused on acquiring and developing neighborhood and community shopping centers in the eastern United States. As of September 30, 2004, we owned a total of 274 properties containing an aggregate of approximately 33,402,500 square feet. Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services. Of our total portfolio revenue, approximately 50% is generated by anchor or credit tenants, including Publix Supermarkets, Wal-Mart, Lowe's Home Improvement, Kohl's department stores, Bi-Lo grocery stores, Circuit City, Michaels and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a relatively substantial net worth. Inland Retail Real Estate Advisory Services, Inc. (advisor), an affiliate, is our advisor.

During the nine month period ending September 30, 2004, we acquired 16 properties for an aggregate purchase price of $208,732. We also received $56,419 in proceeds through our dividend reinvestment program, which is net of our share repurchase program and $199,576 in financing, which is net of debt repaid. Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Return to top

We continue to explore ways to enhance the value of our assets. Several of our centers are undergoing redevelopment or major improvements. Our plan is to create a more efficient design for our tenants, as well as increase the overall gross leasable area at these centers. We continually analyze our properties to determine if we will offer any of them for sale. As these activities progress, we continue to pursue additional development opportunities as well as close on the acquisition of properties which fit our investment criteria.

On September 10, 2004, we entered into a merger agreement to acquire four entities affiliated with our sponsor, Inland Real Estate Investment Corporation, which provide business management, advisory and property management services to us, in exchange for an aggregate of 19.7 million shares of our common stock, valued under the merger agreement at $10.00 per share. Under the merger agreement, we will acquire by merger Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp., or, collectively, the acquired companies. The consummation of the merger is subject to customary closing conditions, including ratification by our shareholders. There are no assurances that the closing conditions will be satisfied, and, if any of the closing conditions are not satisfied, or their satisfaction is delayed, then the merger transaction may not be closed, or the closing may be delayed. We have scheduled our annual meeting for December 20, 2004, at which time our shareholders will vote on a ratification of, among other things, our entry into the merger agreement and our approval of the merger. There can be no assurance that our shareholders will ratify our entry into the merger agreement and our approval of the merger.

The following are the parties to the merger agreement: IRRETI; IRRETI Acquisition 1, Inc.; IRRETI Acquisition 2, Inc.; IRRETI Acquisition 3, Inc. and IRRETI Acquisition 4, Inc., all of whom are our wholly owned affiliates; Inland Retail Real Estate Advisory Services, Inc., or our business manager/advisor; Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp., or, collectively, our property managers; Inland Real Estate Investment Corporation, or our sponsor; certain shareholders of each of our property managers; Daniel L. Goodwin, as agent; and, for limited purposes, The Inland Group, Inc., or Inland. All of these entities are affiliates.

At the closing of the transactions contemplated by the merger agreement, we intend to enter into the following agreements:

Escrow Agreement. An escrow agreement pursuant to which the common stock issued to the shareholders of the acquired companies will be deposited into an escrow fund as security for indemnification claims of ours under the merger agreement. The escrow will also include all proceeds resulting from the sale and investment of our common stocks originally deposited into the escrow fund, but, in most instances, will exclude dividends and distributions with respect to such stocks. Seventy-five percent of the property in the escrow fund will be released on the first anniversary of the merger closing date, with the balance of such property to be released on the 540th day after the merger closing date, subject, in each case, to any pending claims of ours for indemnification under the merger agreement.

Employment Agreements. Employment agreements with Barry Lazarus, JoAnn Armenta, John DiGiovanni, Dan Guinsler, James Kleifges, Jason Lazarus, Michael Moran, Laura Sabatino and Teri Young. These employment agreements will have initial terms of three years, and will automatically renew for one year periods until either we or the employee elects not to renew. The employment of any of these employees may be terminated by us or by the employee for any reason with 60 days notice, or by us for cause, with no notice.

Consulting Agreements. Separate consulting agreements with each of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness. These consultants will not receive direct compensation for their services, but we will reimburse them for expenses incurred in fulfilling their duties under the consulting agreements and, if consulting services are provided in connection with the listing of our shares on a national exchange, a fee agreed to by us and the consultant will be paid in connection therewith. The initial terms for each of these agreements will be five years, but may be terminated earlier upon the occurrence of certain events, including our change of control.

Transition Property Due Diligence Services Agreement. A transition property due diligence services agreement with Inland Real Estate Acquisitions, Inc., (IREA) pursuant to which certain property negotiation, acquisition, due diligence and closing services will be provided. Under this agreement, we will be obligated to repay all out-of-pocket costs incurred by IREA, and to provide fixed reimbursements of $11 per transaction for general and administrative expenses and, to the extent services are requested by us, $15 per transaction for due diligence expenses and a fee in an amount to be determined for negotiation expenses per transaction. The initial term of this agreement will be one year, and will automatically renew for one year periods until either us or IREA elects not to renew. This agreement does not obligate us to acquire all of our properties through IREA.

Return to top

Property Acquisition Agreement. A property acquisition agreement with IREA, pursuant to which we will receive a right of first offer, on a priority basis relative to other clients of IREA, to acquire certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement will expire on the later to occur of five years after the closing of the merger, and the date that none of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness are our consultants, directors or officers, and no other individual serving as an officer or director of either IREA or its parent is an officer or director of ours.

Registration Rights Agreement. A registration rights agreement with the shareholders of the acquired companies and our sponsor, pursuant to which we will grant to our sponsor, as the sole shareholder of our business manager/advisor, as well as the former shareholders of our property managers, certain registration rights with respect to our shares of common stock that they receive in the merger, which we refer to herein as registerable securities.

Trademark License Agreement. A trademark license agreement with The Inland Real Estate Group, Inc., (TIREG) pursuant to which we will be granted, at no cost to us, limited rights with respect to the intellectual property owned by TIREG that we use to conduct our business. We will be granted an exclusive, royalty-free license to use, solely in connection with our real estate business, what we refer to as the "Blue-Ball" design mark and the "Inland Retail Real Estate Trust, Inc." name, as well as a non-exclusive, royalty-free license to use, solely in connection with our real estate business, what we refer to as the "Inland" trade name. The initial term of this agreement will be ninety-nine years, but may be terminated earlier upon the occurrence of certain events, including a change of control of the Company.

Software License Agreement. A software license agreement with Inland Computer Services, Inc., (ICS) pursuant to which we will be granted limited rights to use and copy software owned by ICS, and to use certain third party software titles, in connection with our real estate business. The initial term of this agreement will be five years, and will automatically renew for one year periods until either us or ICS elects not to renew.

Indemnification Agreement. Indemnification Agreements with the current directors and officers of the acquired companies, pursuant to which we agree to indemnify them for acts or omissions made in the course of their conduct as directors and officers of our business manager/advisor and property managers for the time before the closing of the merger, on the same terms and conditions as would have existed if the merger had not been consummated. The term of this agreement will be for ten years. Additionally, we will also enter into an indemnification agreement with each of our officers and directors pursuant to which we will agree to indemnify them for acts or omissions made in the course of their conduct as our directors and officers, subject to certain limitations.

Assignment and Assumption of Lease, with related Assignment and Assumption of Subleases. An assignment and assumption of the lease with Mid-America Management Corp. for our office space located at 2907 Butterfield Road, Oak Brook, Illinois, and in connection therewith, an assignment and assumption of subleases with our managers.

Other Services Agreements. Other service agreements with the parties listed below for the provision of the services listed opposite that party's name. The initial terms for each of the following agreements will be five years, but may be terminated earlier upon the occurrence of certain events, including a change of control of the Company.

Return to top
Counterparty Name	Services to be Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc., and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

On September 23, 2004, and as required by the Sarbanes-Oxley Act of 2002, we adopted a nonretaliation (whistleblower) policy. We are currently in the process of circulating our whistleblower policy to our directors, officers and employees (and the directors, officers and employees of certain companies related to Inland that provide services to us) for their review and acknowledgement.

On October 29, 2004, we filed with the Securities and Exchange Commission a final Proxy Statement pursuant to which we requested our shareholders to ratify and approve the following matters:

  The election of seven individuals to serve as our directors.

  The appointment of KPMG LLP as our independent registered public accounting firm for 2004.

  The amendment and restatement of our charter.

  The entry into the merger agreement and the merger.

Reference is hereby made to the final Proxy Statement, which is incorporated by reference, for a further and a more detailed description of the merger and related transactions. Certain of our officers and directors may be deemed to be participants in the solicitation of proxies with respect to the proposed transaction matters. Information regarding such individuals is included in our proxy statement and Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, and is included in the final Proxy Statement. You can obtain a free copy of the proxy statement and other relevant documents, as well as other materials filed with the Securities and Exchange Commission concerning us, at the Securities and Exchange Commission's website at www.sec.gov. Additionally, our investors may obtain copies of these materials and other documents at no charge from: Inland Retail Real Estate Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois, 60523, Attn: Roberta S. Matlin.

The annual meeting for 2004, at which our shareholders will vote with respect to the matters contained in the Final Proxy Statement, has been scheduled for December 20, 2004.

Return to top

The following persons have been nominated for election to our Board: Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Richard Imperiale, Robert D. Parks, Barry L. Lazarus and Brenda G. Gujral. Messrs. Deighan, Masick, Rosenthal, Parks and Lazarus currently are directors. On September 10, 2004, we increased the size of our board of directors from five to eight directors and amended our by-laws to provide that the size of our board of directors may not be changed without the approval of at least 80% of our directors then in office. Mr. Imperiale and Ms. Gujral have been nominated to fill two of the three new Board positions. We expect to fill the final Board position at a later date.

KPMG LLP has served as our independent registered public accounting firm since our formation in 1998, and our management believes that they are knowledgeable about our operations and accounting practices and are well qualified to act as our independent registered public accounting firm. Therefore, our Board, upon the recommendation of its audit committee, appointed KPMG LLP to act as our independent registered public accounting firm to examine our consolidated financial statements for our 2004 fiscal year. Although our selection of independent registered public accounting firm does not require shareholder approval, we believe it is desirable to obtain our shareholders' concurrence of our selection.

Our Fourth Articles of Amendment and Restatement, on file with the Secretary of State of the State of Maryland, govern our corporate activities. Currently, our charter contemplates us being advised and managed by a third party business manager/advisor and property managers. If the merger is closed, we intend to amend and restate our charter to ensure that our corporate governance instruments properly reflect the effects of becoming a self-administered real estate investment trust by eliminating references in our charter to "Advisor" or "Sponsor" or provisions governing our relationship with an "Advisor" or a "Sponsor." A copy of our proposed amended and restated charter is attached to the final Proxy Statement as an exhibit.

Hurricane Damage

Between August 13, 2004 and September 25, 2004, four hurricanes: Charley, Frances, Ivan and Jeanne hit the southeast region of the United States. In the paths of these hurricanes, 34 of our properties, with approximately 4.3 million square feet, sustained wind and water damage. Certain buildings also incurred minimal damage to the exterior and minor landscape damage. Total repair and clean-up costs are estimated to be approximately $700 and we are anticipating approximately $150 in insurance reimbursements.

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective and complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

Return to top

Valuation and Allocation of Investment Property. In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective and complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates. The capitalization rate is also a significant driving factor in determining the property valuation, which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economic conditions, demographics, environmental issues, property location, visibility, age, physical condition and investor return requirements, among others. Furthermore, at the acquisition date, we require that the purchase price of every property acquired be supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation. The valuation could be negatively affected should actual results differ from our assumptions.

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships. As of September 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements. We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. We use independent appraisals or management's estimates to determine the respective property values. Factors considered by management in determining the property's as if vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

Impairment of Investment Properties. We conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. Subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Return to top

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding five thousand dollars which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property's classification as an asset to building and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Building and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Leasing costs are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis over the life of the related loan as a component of depreciation and amortization expense.

On January 1, 2002, we adopted SFAS 141 and SFAS 142. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001. This allocation was applied to the 252 properties purchased by us subsequent to June 30, 2001. The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be either negatively or positively affected and would be adjusted appropriately. During the three and nine month periods ended September 30, 2004, we reduced our estimate related to our 2003 reimbursements from tenants by $2,057 and $3,618, respectively.

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

REIT Status. In order to maintain our status as a REIT we are required to distribute at least 90% of our REIT taxable income to our shareholders. In addition, we must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We anticipate that we will maintain our REIT status.

Return to top

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness. Generally, our cash needs for acquisitions have been funded by the sale of shares of common stock and cash raised through financing each property purchased. Operating needs, including payment of debt service, have been met through cash flow generated by our properties. Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds. During the remainder of 2004 we expect to generate in excess of $65,000 in net financing from properties that we have already acquired. In addition, we will benefit from financing each new acquisition at approximately 50 to 55% of acquisition cost. At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financing, we could purchase an additional $240,000 in real estate during the remainder of 2004.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that demands to meet our obligations related to capital improvements with respect to properties can be met with funds from operations and working capital. We also anticipate that proceeds from operations will be sufficient to allow us to make monthly debt service payments and continue paying monthly distributions to shareholders.

Liquidity

During 2003, we worked with three financial institutions to obtain a $200,000 unsecured line of credit which matured on May 14, 2004. This facility required that we comply with certain financial covenants, which included a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to our overall interest expense. This line of credit gave us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements. We believe our relationship with these lenders is excellent. As a result, on May 7, 2004 we elected to renew the line of credit in the amount of $100,000 with an accordion feature which will allow us to increase the line of credit up to $200,000 if the need arises. We had a smaller line of credit in the amount of $14 million which matured on March 27, 2004, for which we paid off the funds outstanding and elected not to renew the line of credit.

Offerings. In our three offerings we have publicly offered a total of 280,000,000 shares of common stock at $10.00 per share, which includes 20,000,000 shares to participants in our DRP at $9.50 a share and 10,000,000 shares issuable upon exercise of soliciting dealer warrants issued at a price of $12.00 per share. Also, 10,000,000 soliciting dealer warrants issuable by Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $.0008 per warrant) for each 25 shares sold were offered. A total of 229,245,488 shares have been sold to the public yielding gross proceeds of $2,279,422. Our advisor has purchased 20,000 shares for $200. On May 7, 2004, we registered an additional 50,000,000 shares to be issued as part of our DRP. As of November 7, 2004, we have distributed 20,410,692 shares pursuant to the DRP for $193,902. As of November 7, 2004, we have sold 8,550,767 soliciting dealer warrants to the managing dealer for a total of approximately $7, of which 546,904 have expired as of September 30, 2004. At September 30, 2004, no warrants had been exercised. As of November 7, 2004, we have repurchased 3,250,568 shares for $30,592, pursuant to the SRP.

Return to top

Shareholder Liquidity

The DRP, subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. Participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) that the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants for that price. As of September 30, 2004, we distributed 18,653,894 shares pursuant to the DRP for an aggregate of $177,212.

The SRP, subject to certain restrictions, may provide eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our
"funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of September 30, 2004, 3,087,940 shares have been repurchased for an aggregate cost of $29,052. This includes 313,362 requests for share repurchases totaling $2,936, reflected in accounts payable as of September 30, 2004.

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

We seek to balance the financial risk and return to our shareholders by leveraging our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

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

Cash Flows from Operating Activities

Net cash generated from operating activities was $170,657 and $129,927 for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003 is due to additional revenue and income generated from the operations of 274 properties owned at September 30, 2004, compared to 232 properties owned at September 30, 2003.

Return to top

Cash Flows from Investing Activities

Net cash flows used in investing activities were $272,071 and $1,758,647 for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in cash flows used in investing activities was primarily due to the acquisition of 16 properties and the funding of earnouts, net of escrows, for approximately $284,425 during the nine month period ended September 30, 2004, and 126 properties for approximately $1,669,345 during the nine month period ended September 30, 2003.

Our investment in securities at September 30, 2004 and 2003 are classified as available-for-sale securities, and are recorded at fair value. We purchased investment securities in the nine month period ended September 30, 2004 in the amount of approximately $4,449, sold investment securities in the amount of approximately $3,635 and increased our margin account by approximately $2,205. We purchased investment securities of approximately $45, sold investment securities of approximately $1,803, and decreased our margin account by approximately $1,645 for the same period in 2003. One of these investments was the acquisition of 20,000 shares of Inland Real Estate Corporation, an affiliate of our advisor, on June 9, 2004, for $241.

In 2004, we will incur construction costs related to several development and redevelopment projects that were in progress as of September 30, 2004, as well as others which we may undertake this year. The expected aggregate costs to be paid related to the projects in progress at September 30, 2004 are approximately $88,400, of which approximately $70,000 had been incurred as of September 30, 2004.

Cash Flows from Financing Activities

Net cash flows provided by financing activities were $56,875 and $1,682,731 for the nine month periods ended September 30, 2004 and 2003, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of approximately $56,270 and $892,698 for the nine month periods ended September 30, 2004 and 2003, respectively. We also generated approximately $226,835 and $886,344 from the issuance of new mortgage notes, secured by mortgages on 35 and 114 of our properties for the nine month periods ended September 30, 2004 and 2003, respectively. During the nine month period ended September 30, 2004, cash flows used by financing activities consisted of the paydown of two mortgages for approximately $23,772, the paydown of one note for approximately $6,700, and the paydown of the line of credit for approximately $75,000. For the nine month period ended September 30, 2004, cash provided by financing activities increased $25,000 from proceeds from an unsecured line of credit. We paid approximately $141,000 and $107,000 in distributions to our shareholders for the nine month periods ended September 30, 2004 and 2003, respectively. The distribution rate per share stayed constant whereas the shares outstanding increased for the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003 and resulted in the increase of distributions declared.

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

We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire additional properties.

Return to top

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations, purchase obligations and lease agreements as of September 30, 2004.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt:
Fixed rate debt	$1,964,619	$5,758	$79,948	$298,968	$1,579,945
Variable rate debt	244,216	-	34,338	205,478	4,400

Purchase obligations not funded via restricted reserves (1)	69,636	64,636	5,000	-	-
Operating lease obligation (2)	62,625	313	1,225	1,200	59,887
Total	$2,341,096	$70,707	$120,511	$505,646	$1,644,232
	=====	====	=====	=====	======

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

We intend to purchase seven additional properties and land for future developments for a total of approximately $80,900, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor

As of September 30, 2004 and December 31, 2003, we had incurred $215,204 and $215,055 respectively, in offering costs, of which $196,956 was paid to affiliates. In accordance with the terms of the offerings, our advisor has guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of September 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations.

Our advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our advisor and its affiliates relating to the offerings. In addition, an affiliate of our advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the shareholders' equity accounts and totaled $84,803 as of September 30, 2004 and December 31, 2003, of which none was unpaid at September 30, 2004 and December 31, 2003.

Our advisor and its affiliates are entitled to reimbursements for general and administrative expenses incurred relating to our administration. Such costs are expensed as part of general and administrative expenses to affiliates or capitalized as part of property acquisitions. During the nine month periods ended September 30, 2004 and 2003, we incurred $2,282 and $2,963, respectively, and during the three month periods ended September 30, 2004 and 2003 we incurred $850 and $1,238, respectively. As of September 30, 2004 and December 31, 2003, $713 and $551, respectively, remain unpaid.

Return to top

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. An agreement allowed for annual fees totaling .03% of the first $1 billion of the mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of one hundred seventy-five dollars per loan. The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100. Such fees totaled $302 and $200 for the nine month periods ended September 30, 2004 and 2003, respectively and $104 and $80 for the three month periods ended September 30, 2004 and 2003, respectively. None remain unpaid at September 30, 2004 and December 31, 2003.

An affiliate of our advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of .75% per annum based on the average daily net asset value of any investments under management. Such fees are included in professional services to affiliates and totaled $56 and none for the nine month periods ended September 30, 2004 and 2003, respectively and $20 and none for the three month periods ended September 30, 2004 and 2003, respectively. No amounts remain unpaid as of September 30, 2004 and December 31, 2003.

Our advisor has contributed $200 to our capital for which it received 20,000 shares.

We used the services of an affiliate of our advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the nine month periods ending September 30, 2004 and 2003, we paid loan fees totaling $510 and $1,592, respectively, to this affiliate and $31 and $745 for the three month periods ended September 30, 2004 and 2003, respectively. None remain unpaid at September 30, 2004 and December 31, 2003.

We are obligated to pay our advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which the sum of our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee); or (ii) 25% of our net income, before any additions to or allowance for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 7% minimum annual return on the net investment of shareholders. For the three month periods ended September 30, 2004 and September 30, 2003, we incurred $5,288 and $4,336, respectively, of asset management fees. For the nine month periods ended September 30, 2004 and 2003, we incurred $14,078 and $11,030, respectively, of asset management fees, of which $7,949 and $12,031 was unpaid at September 30, 2004 and December 31, 2003, respectively.

The property managers, entities owned principally by individuals who are affiliates of our advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses to affiliates. We incurred and paid property management fees of $15,061 and $8,888 for the nine month periods ended September 30, 2004 and 2003, respectively and $4,908 and $3,764 for the three month periods ended September 30, 2004 and 2003, respectively. None remain unpaid at September 30, 2004 and December 31, 2003.

Return to top

We established a discount stock purchase price policy for our advisor and the affiliates of our advisor that enables them to purchase shares of common stock at a discounted price of either $9.05 or $9.50 per share depending upon when the shares are purchased. We sold 20,227 shares to affiliates and recognized an expense related to these discounts of $188 for the year ended December 31, 2003. There has been no activity with respect to this expense during the nine month period ended September 30, 2004.

On September 30, 2003, we funded a $24,250 mortgage note receivable to an affiliate of our advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The note required monthly payments of interest only with a final balloon payment which was paid before maturity on October 31, 2003.

On September 10, 2004, we entered into a merger agreement with our sponsor, Inland Real Estate Investment Corporation. Refer to the Overview section above for details of the merger.

Return to top

Results of Operations

General

Selected Financial Data

INLAND RETAIL REAL ESTATE TRUST, INC.

Quarterly Data For the Three Month Periods Ending 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)
September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
2004	2004	2004	2003	2003	2003	2003	2002

Total Assets	$4,220,546	4,267,043	4,167,362	4,070,028	3,746,128	3,193,373	2,305,990	1,767,688

Mortgages payable	$2,227,045	2,215,590	2,110,449	2,027,897	1,602,805	1,215,201	862,845	675,622

Total income	$116,319	115,019	114,645	105,190	87,211	69,751	50,378	37,970

Net income available to common shareholders	$15,562	19,468	18,243	16,888	21,242	17,264	14,443	8,801

Net income per common share, basic and diluted (a)	$0.07	0.09	0.08	0.07	0.10	0.09	0.11	0.07

Distributions declared	$47,764	46,845	46,421	46,564	46,031	39,372	28,384	22,333

Distributions paid	$47,630	47,217	46,305	45,911	45,518	35,426	26,033	19,946

Distributions per common share (a)	$0.21	0.20	0.21	0.21	0.21	0.21	0.20	0.21

Funds from operations (a) (b)	$50,696	52,799	50,244	45,554	44,270	35,141	26,752	18,629

Cash flows provided by operating activities	$44,724	58,395	67,538	19,203	51,308	46,800	31,819	10,939

Cash flows used in investing activities	$(41,919)	(108,663)	(121,489)	(327,517)	(494,834)	(828,764)	(435,049)	(398,827)

Cash flows (used in) provided by financing activities	$(69,156)	76,127	49,904	215,750	444,620	796,518	441,593	281,534

Weighted average number of common shares outstanding, basic and diluted	228,951,295	226,992,370	224,909,371	222,588,022	220,008,080	190,290,064	138,612,981	106,690,736

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this quarterly report.

Return to top

(a)

The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $ 0.62 per share distribution declared for the nine month period ended September 30, 2004, represented 92% of our funds from operations or FFO. See Footnote (b) below for information regarding our calculation of FFO for the nine month periods ended September 30, 2004 and 2003. Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America (GAAP). Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (NAREIT), an industry trade group, has promulgated a standard known as "Funds from Operations" (FFO), which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization on real property, after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items that are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment strategy. FFO is calculated as follows:

Nine Months Ended
September 30,
2004	2003
Net income	$53,273	$52,949
Depreciation	85,525	50,494
Amortization related to
investment properties	14,941	2,720

Funds From Operations	$153,739	$106,163
	=======	=======

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

Return to top

We have completed the acquisition of 274 properties. Our results of operations show dramatic increases which relates directly to the significant growth of our portfolio. We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties.

The following discussion is based primarily on our consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003. The schedule below excludes any additional costs incurred from continuing development, redevelopment or earnout projects.

	Properties Purchased	Square Feet
Quarter Ended	Per Quarter	Acquired	Purchase Price
Mar 31, 1999	0	--	$ --
Jun 30, 1999	2	336,746	20,298
Sep 30, 1999	5	803,169	80,427
Dec 31, 1999	2	302,602	26,490
Mar 31, 2000	1	117,723	8,548
Jun 30, 2000	1	282,137	34,332
Sep 30, 2000	1	231,326	20,929
Dec 31, 2000	0	--	--
Mar 31, 2001	4	366,095	37,123
Jun 30, 2001	6	525,279	64,514
Sep 30, 2001	3	379,569	33,864
Dec 31, 2001	14	2,496,876	267,614
Mar 31, 2002	9	1,239,771	136,395
Jun 30, 2002	15	1,783,398	177,023
Sep 30, 2002	12	1,231,910	159,866
Dec 31, 2002	31	3,454,085	424,673
Mar 31, 2003	43	3,308,027	483,288
Jun 30, 2003	52	6,641,837	859,709
Sep 30, 2003	31	4,938,151	552,517
Dec 31, 2003	26	3,202,130	457,174
Mar 31, 2004	7	870,350	91,813
Jun 30, 2004	6	679,888	79,771
Sep 30, 2004	3	211,468	37,148
Total	274	33,402,537	$4,053,516
	======	============	===========

Currently, we measure the quality of our operating results primarily by comparing the net operating income of our properties to the budget established for each property at the time of acquisition. Having acquired 42 properties during the prior twelve months, comparison of operating results to previous periods would not yield meaningful results. For the portion of the portfolio purchased prior to 2004, taken as a whole, results of operations were comparable to the budget established. Going forward, as we have an opportunity to manage our properties for a longer period of time, we intend to measure our performance by comparing operating results from year-to-year. We believe that our strategy of concentrating on acquisitions in certain markets, coupled with our tenant oriented management philosophy, will yield increasing returns in future years.

A key component of overall return to our shareholders is measured by how well we can contain our corporate level expenses. During 2004, we experienced significant increases in general and administrative expenses. The increase, which was primarily due to our growth, included costs to comply with the Sarbanes-Oxley Act. We believe it is likely that the cost to comply with government mandated compliance will continue to have an effect on earnings.

Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Rental income increased to $284,703 for the nine month period ended September 30, 2004 from $172,515 for the nine month period ended September 30, 2003, and to $98,940 for the three month period ended September 30, 2004 compared to $72,505 for the three month period ended September 30, 2003. This increase is due primarily to 274 properties owned and operated for the nine month period ended September 30, 2004 compared to 232 properties for the nine month period ended September 30, 2003. In addition, for the nine month period ended September 30, 2004, we received $5,033 in net lease termination fee income and $246 for the nine month period ended September 30, 2003.

Return to top

Tenant Recoveries Real estate tax recovery and common area cost recovery consist of property operating expenses, real estate taxes, property management fees and insurance recovered from the tenants. Real estate tax recovery income increased to $32,165 for the nine month period ended September 30, 2004 from $17,520 for the nine month period ended September 30, 2003 and to $11,841 for the three month period ended September 30, 2004 compared to $7,027 for the three month period ended September 30, 2003. Common area cost recovery income increased to $27,611 for the nine month period ended September 30, 2004 from $16,676 for the nine month period ended September 30, 2003, and decreased to $5,313 for the three month period ended September 30, 2004 compared to $7,641 for the three month period ended September 30, 2003. The increase for the nine months is due primarily to 274 properties owned and operated for the nine month period ended September 30, 2004 compared to 232 properties for the nine month period ended September 30, 2003. The decrease for the three months is a result of changing our estimate of the 2004 reimbursements from tenants.

Other Property Income. Other income increased to $1,504 for the nine month period ended September 30, 2004 from $629 for the nine month period ended September 30, 2003, and to $225 for the three month period ended September 30, 2004 compared to $38 for the three month period ended September 30, 2003.

Property Operating Expenses to Affiliates. Property operating expenses consist of property management fees, mortgage servicing fees and legal collection fees. These expenses to affiliates increased to $15,396 for the nine month period ended September 30, 2004 from $9,100 for the nine month period ended September 30, 2003, and to $5,027 for the three month period ended September 30, 2004 compared to $3,852 for the three month period ended September 30, 2003. This increase is due to the number of additional properties owned and operated as well as additional servicing fees related to mortgages funded during the nine month period ended September 30, 2004 compared to September 30, 2003.

Property Operating Expenses to Non Affiliates, including Real Estate Tax. Property operating expenses, consist of the costs of owning and maintaining shopping centers and include real estate taxes, insurance and maintaining the exterior of the buildings and parking lots. These expenses to non-affiliates increased to $76,924 for the nine month period ended September 30, 2004 from $40,128 for the nine month period ended September 30, 2003, and to $25,865 for the three month period ended September 30, 2004 compared to $16,337 for the three month period ended September 30, 2003. This increase is primarily due to 274 properties owned and operated for the nine month period ended September 30, 2004 compared to 232 properties for the nine month period ended September 30, 2003.

Depreciation and Amortization. Depreciation and amortization expense increased to $102,812 for the nine month period ended September 30, 2004 from $55,504 for the nine month period ended September 30, 2003, and to $35,962 for the three month period ended September 30, 2004 from $24,002 for the three month period ended September 30, 2003. This increase is due to 274 properties owned and operated for the nine month period ended September 30, 2004 compared to 232 properties for the nine month period ended September 30, 2003.

Advisor Asset Management Fee. Advisor asset management fees increased to $14,078 for the nine month period ended September 30, 2004 from $11,030 for the nine month period ended September 30, 2003, and to $5,288 for the three month period ended September 30, 2004 from $4,336 for the three month period ended September 30, 2003. This increase is due to the increase in net asset value of the portfolio, which is the basis for the 1% annual fee paid to our advisor.

General and Administrative Expenses to Affiliates. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records and legal matters. These expenses increased to $1,812 for the nine month period ended September 30, 2004 from $1,305 for the nine month period ended September 30, 2003, and to $724 for the three month period ended September 30, 2004 from $653 for the three month period ended September 30, 2003. This increase resulted from the additional services required as we acquired properties and grew our portfolio as well as costs incurred related to the implementation of the Sarbanes-Oxley Act. Salaries reimbursed to affiliates for maintaining our accounting and investor records account for the majority of the increase.

Return to top

General and Administrative Expenses to Non-Affiliates. General and administrative expenses to non-affiliates consist of accounting, legal, insurance, bank fees and costs related to properties not acquired. These expenses increased to $3,603 for the nine month period ended September 30, 2004 from $2,590 for the nine month period ended September 30, 2003, and to $1,132 for the three month period ended September 30, 2004 from $1,027 for the three month period ended September 30, 2003. These increased expenses were mainly the result of additional accounting services required due to the rapid growth of our portfolio and investor base, as well as costs related to meeting the requirements of the Sarbanes-Oxley Act.

Other Income. Other income consists of dividends on investment securities, interest earned from short term investments and mortgage receivables that are held by us. Other income decreased to $1,524 for the nine month period ended September 30, 2004 from $4,746 for the nine month period ended September 30, 2003, and to $614 for the three month period ended September 30, 2004 from $1,457 for the three month period ended September 30, 2003. This resulted primarily from the reduction of interest earned on mortgage notes receivable funded and repaid throughout 2003.

Interest Expense. Mortgage interest to non-affiliates increased to $79,609 for the nine month period ended September 30, 2004 from $39,480 for the nine month period ended September 30, 2003, and to $27,373 for the three month period ended September 30, 2004 compared to $17,219 for the three month period ended September 30, 2003. This increase is due to the financing of additional properties owned and operated during the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003. The increase in interest expense was partially offset by lower interest on the new fixed rate mortgage loans and floating rate mortgage loans.

Return to top

Physical Occupancy

Physical occupancy percentages are one of the financial indicators we utilize to monitor the income performance of our properties.

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

The following table lists the approximate physical occupancy levels for our investment properties as of September 30, 2004 and December 31, 2003, 2002 and 2001. N/A indicates that the property was not owned by us at the end of the period.
			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
440 Commons	Jersey City, NJ	NC	100	100	N/A	N/A
Aberdeen Square	Boynton Beach, FL	NC	100	100	100*	96*
Abernathy Square	Atlanta, GA	NC	95	99	91	92
Acworth Avenue Retail Shopping Center	Acworth, GA	NC	73	73	73	N/A
Adams Farm	Greensboro, NC	NC	90*	N/A	N/A	N/A
Aiken Exchange	Aiken, SC	NC	100	N/A	N/A	N/A
Albertsons at Bloomingdale Hills	Brandon, FL	NC	100	100	N/A	N/A
Alexander Place	Raleigh, NC	NC	80*	N/A	N/A	N/A
Anderson Central	Anderson, SC	NC	96	99	99	100
Bank First	Winter Park, FL	SU	100	100	N/A	N/A
Barrett Pavilion	Kennesaw, GA	NC	100	100	N/A	N/A
Bartow Marketplace	Cartersville, GA	NC	100	100	100	99
Bass Pro Outdoor World	Dania Beach, FL	SU	100	100	100	N/A
Bellevue Place Shopping Center	Nashville, TN	NC	96*	94*	N/A	N/A
Bi-Lo - Asheville	Asheville, NC	NC	97	97	N/A	N/A
Bi-Lo - Northside Plaza	Greenwood, SC	SU	100	100	N/A	N/A
Bi-Lo - Shelmore	Mt. Pleasant, SC	SU	100	100	N/A	N/A
Bi-Lo - Southern Pines	Southern Pines, NC	NC	98	88*	N/A	N/A
Bi-Lo - Sylvania	Sylvania, GA	SU	100	100	N/A	N/A
Birkdale Village	Charlotte, NC	NC	88	78*	N/A	N/A
BJ's Wholesale Club	Charlotte, NC	SU	100	100	N/A	N/A
Boynton Commons	Boynton Beach, FL	NC	100	100	100	100*
Brandon Blvd. Shoppes	Brandon, FL	NC	100	100	89*	93*
Brick Center Plaza	Brick, NJ	NC	100	100	N/A	N/A
Bridgewater Marketplace	Orlando, FL	NC	100	91	96	97*
Camfield Corners	Charlotte, NC	NC	100	96	N/A	N/A
Camp Hill Center	Harrisburg, PA	NC	100	100	N/A	N/A
Capital Crossing	Raleigh, NC	NC	100	100	N/A	N/A
Capital Plaza	Wake Forest, NC	NC	92	N/A	N/A	N/A
Carlisle Commons	Carlisle, PA	NC	100	99	N/A	N/A
Cascades Marketplace	Sterling, VA	NC	100	100	N/A	N/A
Casselberry Commons	Casselberry, FL	NC	86	90	94	92*
Cedar Springs Crossing	Spartanburg, SC	NC	100	100	N/A	N/A
Center Pointe Plaza I	Easley, SC	NC	88*	N/A	N/A	N/A
Chatham Crossing	Siler City, NC	NC	100	95	100	N/A
Chesterfield Crossings	Richmond, VA	NC	98	100	100	N/A

Return to top

			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Chickasaw Trails Shopping Center	Orlando, FL	NC	100	100	100	100
Circuit City - Cary	Cary, NC	SU	100	100	100	N/A
Circuit City - Culver City	Culver City, CA	SU	100	100	N/A	N/A
Circuit City - Highland Ranch	Highland Ranch, CO	SU	100	100	N/A	N/A
Circuit City - Olympia	Olympia, WA	SU	100	100	N/A	N/A
Circuit City - Rome	Rome, GA	SU	100	100	100	N/A
Circuit City - Vero Beach	Vero Beach, FL	SU	100	100	100	N/A
Circuit City Plaza	Orlando, FL	NC	92	90	100*	N/A
Citrus Hills	Citrus Hills, FL	NC	100	94	91*	100*
City Crossing	Warner Robins, GA	NC	99	100	100*	N/A
Clayton Corners	Clayton, NC	NC	90	94*	97*	N/A
Clearwater Crossing	Flowery Branch, GA	NC	97	93	N/A	N/A
Colonial Promenade Bardmore Center	Largo, FL	NC	89	89	N/A	N/A
Columbia Promenade	Kissimmee, FL	NC	100	100	93*	98*
Columbiana Station	Columbia, SC	NC	96	92	98	N/A
Commonwealth Center II	Richmond, VA	NC	91*	94*	N/A	N/A
CompUSA Retail Center	Newport News, VA	NC	100	100	100	N/A
Concord Crossing	Concord, NC	NC	100	100	N/A	N/A
Conway Plaza	Orlando, FL	NC	92	100	99	100*
Cortez Plaza	Bradenton, FL	NC	99	93*	N/A	N/A
CostCo Plaza	White Marsh, MD	NC	99	100	N/A	N/A
Countryside	Naples, FL	NC	98	86	85	85
Cox Creek Shopping Center	Florence, AL	NC	95	100*	100*	N/A
Creeks at Virginia Center	Richmond, VA	NC	100	99	N/A	N/A
Creekwood Crossing (V)	Bradenton, FL	NC	78	55	100	96
Crossroads Plaza	Lumberton, NJ	NC	100	100	N/A	N/A
Crystal Springs Shopping Center	Crystal Springs, FL	NC	100	100	100*	N/A
Cypress Trace (RD)	Ft. Meyers, FL	NC	76	N/A	N/A	N/A
Denbigh Village Shopping Center	Newport News, VA	NC	92*	90*	N/A	N/A
Douglasville Pavilion	Douglasville, GA	NC	83	100*	100*	100*
Downtown Short Pump	Richmond, VA	NC	91*	96*	N/A	N/A
Duvall Village	Bowie, MD	NC	100	99*	100*	N/A
East Hanover Plaza	East Hanover, NJ	NC	100	100	N/A	N/A
Eckerd Drug Store #0234	Marietta, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0444	Gainsville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #0818	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0862	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0943	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0963	Richardson, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0968	Wichita Falls, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #0980	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #2320	Snellville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #2506	Dallas, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3072	Richland Hills, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3152	Lake Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3169	River Oaks, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3192	Tyler, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3338	Kissimmee, FL	SU	100	100	N/A	N/A
Eckerd Drug Store #3350	Oklahoma City, OK	SU	100	100	N/A	N/A
Eckerd Drug Store #3363	Ft. Worth, TX	SU	100	100	N/A	N/A
Eckerd Drug Store #3449	Lawrenceville, GA	SU	100	100	N/A	N/A
Eckerd Drug Store #3528	Plano, TX	SU	100	100	N/A	N/A

Return to top

			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Eckerd Drug Store #5018	Amherst, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5661	Buffalo, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5786	Dunkirk, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #5797	Cheektowaga, NY	SU	100	100	N/A	N/A
Eckerd Drug Store #6007	Connelsville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6036	Pittsburgh, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6040	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6043	Monroeville, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6062	Harborcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6089	Weirton, WV	SU	100	100	N/A	N/A
Eckerd Drug Store #6095	Cheswick, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6172	New Castle, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6193	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6199	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6257	Millcreek, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6286	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6334	Erie, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6392	Penn, PA	SU	100	100	N/A	N/A
Eckerd Drug Store #6695	Plum Borough, PA	SU	100	100	N/A	N/A
Eckerd Drug Store - Blackstock	Spartanburg, SC	SU	100	100	100	N/A
Eckerd Drug Store - Concord	Concord, NC	SU	100	100	100	N/A
Eckerd Drug Store - Gaffney	Gaffney, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Greenville	Greenville, SC	SU	100	100	100	100
Eckerd Drug Store - Perry Creek	Raleigh, NC	SU	100	100	N/A	N/A
Eckerd Drug Store - Piedmont	Piedmont, SC	SU	100	100	N/A	N/A
Eckerd Drug Store - Spartanburg	Spartanburg, SC	SU	100	100	100	100
Eckerd Drug Store - Tega Cay	Tega Cay, SC	SU	100	100	100	N/A
Eckerd Drug Store - Woodruff	Woodruff, SC	SU	100	100	100	N/A
Edgewater Town Center	Edgewater, NJ	NC	92	87	N/A	N/A
Eisenhower Crossing I & II	Macon, GA	NC	97	99*	97*	91*
Fayette Pavilion I & II	Fayetteville, GA	NC	99	97	N/A	N/A
Fayette Pavilion III	Fayetteville, GA	NC	100	99	N/A	N/A
Fayetteville Pavilion	Fayetteville, NC	NC	100	100	100*	100*
Flamingo Falls	Pembroke Pines, FL	NC	97	100	N/A	N/A
Forest Hills Centre	Wilson, NC	NC	98	100	97*	N/A
Forestdale Plaza	Jamestown, NC	NC	84	86*	85*	N/A
Fountains	Plantation, FL	NC	77*	79	N/A	N/A
Gateway Market Center	St. Petersburg, FL	NC	95	95	90	83
Gateway Plaza II - Conway	Conway, SC	NC	100	100*	96*	N/A
Gateway Plaza - Jacksonville	Jacksonville, NC	NC	91	91*	96*	N/A
Glenmark Centre	Morgantown, WV	NC	100	100	N/A	N/A
Golden Gate	Greensboro, NC	NC	91	93	90	N/A
Goldenrod Groves	Orlando, FL	NC	98	90	90	N/A
Goody's Shopping Center	Augusta, GA	SU	100	100	N/A	N/A
Hairston Crossing	Decatur, GA	NC	100	100	100*	N/A
Hampton Point	Taylors, SC	NC	100	97	100	N/A
Harundale Plaza	Glen Burnie, MD	NC	100	100*	97*	N/A
Heritage Pavilion	Smyrna, GA	NC	81	100	N/A	N/A
Hilliard Rome	Columbus, OH	NC	96	100	N/A	N/A
Hillsboro Square	Deerfield Beach, FL	NC	98	100	100*	N/A
Hiram Pavilion	Hiram, GA	NC	100	95	N/A	N/A
Houston Square	Warner Robins, GA	NC	98*	96*	N/A	N/A
Jo-Ann Fabrics	Alpharetta, GA	SU	100	100	100	100
Return to top
			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Jones Bridge Plaza	Norcross, GA	NC	100	100	96*	N/A
Just for Feet - Augusta (V)	Augusta, GA	SU	0	100	100	N/A
Just for Feet - Covington (V)	Covington, LA	SU	0	100	100	N/A
Just for Feet - Daytona	Daytona Beach, FL	SU	100	100	100	100
Kensington Place	Murfreesboro, TN	NC	97	95	N/A	N/A
Killearn Shopping Center	Tallahassee, FL	NC	99	100	N/A	N/A
Kmart (V)	Macon, GA	SU	0	0	100	100
Kroger - Cincinnati	Cincinnati, OH	SU	100	100	N/A	N/A
Kroger- Grand Prairie	Grand Prairie, TX	SU	100	100	N/A	N/A
Kroger - West Chester	West Chester, OH	SU	100	100	N/A	N/A
Lake Olympia Square	Ocoee, FL	NC	96	96	97	93
Lake Walden Square (V)	Plant City, FL	NC	55	55	94	95
Lakeview Plaza	Kissimmee, FL	NC	91	100	98	N/A
Lakewood Ranch	Bradenton, FL	NC	100	100	98*	N/A
Largo Town Center	Upper Marlboro, MD	NC	96	98	N/A	N/A
Lexington Place	Lexington, SC	NC	100	100	N/A	N/A
Logger Head Junction	Sarasota, FL	NC	59	63	81	N/A
Loisdale Center	Springfield, VA	NC	100	100	N/A	N/A
Lowe's Home Improvement	Warner Robbins, GA	SU	100	100	100	100
Lowe's Home Improvement - Baytown	Baytown, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Cullman	Cullman, AL	SU	100	100	N/A	N/A
Lowe's Home Improvement - Houston	Houston, TX	SU	100	100	N/A	N/A
Lowe's Home Improvement - Steubenville	Steubenville, OH	SU	100	100	N/A	N/A
Manchester Broad Street	Manchester, CT	SU	100	100	N/A	N/A
Market Square	Douglasville, GA	NC	95	96*	N/A	N/A
Marketplace at Mill Creek	Buford, GA	NC	95	94*	N/A	N/A
McFarland Plaza	Tuscaloosa, AL	NC	100	99	97	N/A
Meadowmont Village Center	Chapel Hill, NC	NC	86*	76*	76*	N/A
Melbourne Shopping Center	Melbourne, FL	NC	88	90	97	N/A
Merchants Square	Zephyrhills, FL	NC	91	96	100	100
Middletown Village	Middletown, RI	NC	95	87*	N/A	N/A
Midway Plaza	Tamarac, FL	NC	79*	92*	N/A	N/A
Mill Pond Village	Cary, NC	NC	90*	N/A	N/A	N/A
Monroe Shopping Center	Monroe, NC	NC	100	100	N/A	N/A
Mooresville Marketplace	Mooresville, NC	NC	88	N/A	N/A	N/A
Naugatuck Valley Shopping Center	Waterbury, CT	NC	100	100	N/A	N/A
Newnan Pavilion	Newnan, GA	NC	100	98	98	N/A
North Aiken Bi-Lo Center	Aiken, SC	NC	100	100	100	N/A
North Hill Commons	Anderson, SC	NC	100	100	N/A	N/A
Northlake Commons	Palm Beach Gardens, FL	NC	94	82*	N/A	N/A
Northpoint Marketplace	Spartanburg, SC	NC	82	84*	90*	N/A
Oak Summit	Winston-Salem, NC	NC	100	96	N/A	N/A
Oakley Plaza	Asheville, NC	NC	97	97	N/A	N/A
Oleander Shopping Center	Wilmington, NC	NC	100	100	100	N/A
Overlook at King of Prussia	King of Prussia, PA	NC	100	100	N/A	N/A
Paradise Place	West Palm Beach, FL	NC	96	96	N/A	N/A
Paradise Promenade	Davie, FL	NC	87*	N/A	N/A	N/A
Paraiso Plaza	Hialeah, FL	NC	90	88	N/A	N/A
PETsMART - Chattanooga	Chattanooga, TN	SU	100	100	100	100
PETsMART - Daytona Beach	Daytona Beach, FL	SU	100	100	100	100
PETsMART - Fredricksburg	Fredricksburg, VA	SU	100	100	100	100

Return to top

			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Piedmont Plaza	Apopka, FL	NC	99	N/A	N/A	N/A
Plant City Crossing	Plant City, FL	NC	98	98*	93*	N/A
Plaza Del Paraiso	Miami, FL	NC	100	100	N/A	N/A
Pleasant Hill	Duluth, GA	NC	98	98	96*	97*
Pointe at Tampa Palms	Tampa, FL	NC	100	100	N/A	N/A
Presidential Commons	Snellville, GA	NC	100	100	100	N/A
Publix Brooker Creek	Palm Harbor, FL	NC	100	99	N/A	N/A
Rainbow Foods - Garland (V)	Garland, TX	SU	0	0	100	N/A
Rainbow Foods - Rowlett (V)	Rowlett, TX	SU	0	0	100	N/A
Redbud Commons	Gastonia, NC	NC	88	Dev	N/A	N/A
River Ridge	Birmingham, AL	NC	95	100	100	N/A
River Run	Miramar, FL	NC	99	99*	N/A	N/A
Riverdale Shops	West Springfield, MA	NC	99	96	N/A	N/A
Riverstone Plaza	Canton, GA	NC	99	99	99*	N/A
Rosedale Shopping Center	Huntersville, NC	NC	97	96*	96*	N/A
Route 22 Retail Shopping Center	Union, NJ	NC	100	100	N/A	N/A
Sand Lake Corners	Orlando, FL	NC	97	97	99*	97*
Sandy Plains Village	Roswell, GA	NC	90	92	N/A	N/A
Sarasota Pavilion	Sarasota, FL	NC	99	99	100*	N/A
Seekonk Town Center	Seekonk, MA	SU	100	100	N/A	N/A
Sexton Commons	Fuquay Varina, NC	NC	96	100*	91*	N/A
Sharon Greens	Cumming, GA	NC	82	82*	82*	N/A
Sheridan Square	Dania, FL	NC	93	93	N/A	N/A
Shoppes at Citiside	Charlotte, NC	NC	100	95*	90*	N/A
Shoppes at Lake Dow	McDonough, GA	NC	93	91*	N/A	N/A
Shoppes at Lake Mary	Lake Mary, FL	NC	100	94	100*	N/A
Shoppes at New Tampa	Wesley Chapel, FL	NC	97	98*	94*	N/A
Shoppes at Oliver's Crossing	Winston-Salem, NC	NC	85	78*	N/A	N/A
Shoppes at Paradise Pointe	Ft. Walton Beach, FL	NC	86	81*	N/A	N/A
Shoppes at Wendover Village I	Greensboro, NC	NC	96	N/A	N/A	N/A
Shoppes of Ellenwood	Ellenwood, GA	NC	98	95	N/A	N/A
Shoppes of Golden Acres	Newport Richey, FL	NC	100	96	74	N/A
Shoppes of Lithia	Brandon, FL	NC	100	100	N/A	N/A
Shoppes on the Circle	Dothan, AL	NC	98	97*	96*	N/A
Shoppes on the Ridge	Lake Wales, FL	NC	81	Dev	N/A	N/A
Skyview Plaza	Orlando, FL	NC	98	99	100	100
Sofa Express	Duluth, GA	SU	100	N/A	N/A	N/A
Sony Theatre Complex	East Hanover, NJ	NC	100	100	N/A	N/A
Southampton Village	Tyrone, GA	NC	98*	Dev	N/A	N/A
Southlake Pavilion (V)	Morrow, GA	NC	97	100	99*	100*
Southlake Shopping Center	Cornelius, NC	NC	99	99*	97*	N/A
Southwood Plantation	Tallahassee, FL	NC	86	Dev	N/A	N/A
Spring Mall Center	Springfield, VA	NC	100	100	N/A	N/A
Springfield Park	Lawrenceville, GA	NC	99	100	N/A	N/A
Squirewood Village	Dandridge, TN	NC	100	86	N/A	N/A
Steeplechase Plaza	Ocala, FL	NC	92	93	100	100*
Stonebridge Square	Roswell, GA	NC	100	100	99	N/A
Stonecrest Marketplace	Lithonia, GA	NC	98	97*	N/A	N/A
Super Wal-Mart - Alliance	Alliance, OH	SU	100	100	N/A	N/A
Super Wal-Mart - Greenville	Greenville, SC	SU	100	100	N/A	N/A
Super Wal-Mart - Winston-Salem	Winston-Salem, NC	SU	100	100	N/A	N/A
Suwanee Crossroads	Suwanee, GA	NC	91	94*	N/A	N/A
Sycamore Commons	Matthews, NC	NC	98	96*	93*	N/A

Return to top

			September 30,	December 31,
			2004	2003	2002	2001
Name	Location	Type	(%)	(%)	(%)	(%)
Target Center	Columbia, SC	NC	100	100	100	N/A
Tequesta Shoppes Plaza	Tequesta, FL	NC	87*	93*	N/A	N/A
Thompson Square Mall	Monticello, NY	NC	100	N/A	N/A	N/A
Town & Country	Knoxville, TN	NC	100	99	N/A	N/A
Town Center Commons	Kennesaw, GA	NC	96	94	93	93
Turkey Creek I & II	Knoxville, TN	NC	99	92	100*	N/A
Universal Plaza	Lauderhill, FL	NC	97	95	99*	N/A
Valley Park Commons	Hagerstown, MD	NC	89	89	N/A	N/A
Venture Pointe	Duluth, GA	NC	100	100	100*	100*
Village Center	Mt. Pleasant, WI	NC	96	95*	N/A	N/A
Village Crossing	Skokie, IL	NC	99*	99*	N/A	N/A
Village Square at Golf	Boynton Beach, FL	NC	93	95*	92	N/A
Vision Works	Plantation, FL	SU	100	100	N/A	N/A
Wakefield Crossing	Raleigh, NC	NC	88	88*	98*	N/A
Walgreens	Port Huron, MI	SU	100	100	N/A	N/A
Walks at Highwood Preserve	Tampa, FL	NC	99	100*	96*	N/A
Wal-Mart/Sam's Club	Worcester, MA	SU	100	100	N/A	N/A
Ward's Crossing	Lynchburg, VA	NC	98	98*	98*	N/A
Warwick Center	Warwick, RI	NC	87	N/A	N/A	N/A
Watercolor Crossing	Tallahassee, FL	NC	83	Dev	N/A	N/A
Waterfront Marketplace/Town Center	Homestead, PA	NC	100	100	N/A	N/A
West Falls Plaza	West Paterson, NJ	NC	100	100	N/A	N/A
West Oaks	Ocoee, FL	NC	100	100	95	100
Westside Centre (V)	Huntsville, AL	NC	96	89*	N/A	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	NC	100	100	N/A	N/A
Windsor Court Shopping Center	Windsor Court, CT	NC	100	100	N/A	N/A
Winslow Bay Commons	Mooresville, NC	NC	96	90	N/A	N/A
Woodstock Square	Atlanta, GA	NC	100	98	100*	99*
Wytheville Commons	Wytheville, VA	NC	100	N/A	N/A	N/A

Type of Property
NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single User Property
Dev	Development
Information Notes

*

As part of the purchase of these properties, we are entitled to receive payments in accordance with master lease agreements for tenant space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. For those properties which are covered by a master lease agreement, our financial occupancy ranges from 82% to 100% as of September 30, 2004.

(V)

Property includes bankrupt tenant with greater than 10,000 square feet vacant. We are aggressively marketing space vacated by bankrupt tenants. Our efforts include working with firms which specialize in re-tenanting this type of space. Whenever possible, we attempt to minimize the initial cost to re-tenant space which has been vacated by bankrupt tenants.

(RD)	Redevelopment properties.

Return to top

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

As of September 30, 2004, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space. Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rental rates. In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease. Annual rental income related to bankrupt or restructured tenants occupying in excess of 10,000 square feet whose space has not been released represents approximately 2% of the total portfolio.

Subsequent Events

We paid distributions of $15,622 and $16,194 in October and November 2004, respectively.

Through the DRP and SRP, we issued a net of 1,594,170 shares of common stock from October 1, 2004 through November 7, 2004, resulting in a total of 230,859,658 shares.

From the period beginning October 1, 2004 through November 7, 2004, we purchased two additional properties for an approximate purchase price of $5,300, consisting of approximately 23,000 square feet.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent. From the period beginning October 1, 2004 through November 7, 2004, we funded earnouts on two additional tenant spaces for a total of approximately $5,800 at two of our existing properties.

We closed on a total of two individual mortgages payable totaling approximately $12,300 subsequent to September 30, 2004.

Impact of Recent Accounting Principles

On May 15, 2003, the FASB issued Statement No. 150, (SFAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The effective date of a portion of the statement has been indefinitely postponed by the FASB. We adopted the provisions of this statement on July 1, 2003. We did not enter into any financial instruments within the scope of this statement during the period from July 1, 2003 to September 30, 2004. To the extent shareholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date a request for repurchase is received. The adoption of SFAS 150 did not have a material effect on our financial condition or results of operations.

Return to top

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The assets, liabilities and non-controlling interests of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest is recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The adoption of FIN 46R did not have a material effect on our results of operations or financial condition. We have considered the provisions of FIN 46R and determined for the period ended September 30, 2004 that there are no variable interest entities.

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

	2004	2005	2006	2007	2008	Thereafter	Total
Maturing Debt*
Fixed rate debt	$5,758	32,403	47,545	95,966	203,002	1,579,945	$1,964,619
Variable rate debt	-	5,000	29,338	173,903	31,575	4,400	244,216
Total debt	$5,758	37,403	76,883	269,869	234,577	1,584,345	$2,208,835
	======	=======	=======	=======	=======	========	========

Weighted average interest rate of maturing debt*:
Fixed rate debt	7.69%	7.49%	6.81%	5.98%	5.20%	5.08%
Variable rate debt	-	2.84%	2.93%	2.82%	2.94%	3.04%

* The debt maturity does not include any premiums associated with debt assumed at acquisition

The principal balance of $244,216 or 11.06% of our mortgages and notes payable at September 30, 2004, have variable interest rates averaging 2.86%. Each increase in the annual variable interest rate of .25% would increase our interest expense by approximately $611 per year.

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

Return to top

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

Inflation Risk

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of September 30, 2004, we owned 87 single-user triple-net leased properties.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2004 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

As a result of the correction of the oversight described in Note (1) of our Consolidated Financial Statements, subsequent to September 30, 2004, we have enhanced our internal controls relating to our reporting the effects of early lease terminations by improving our accounting policies and procedures to ensure the timely recording of the write-offs of lease intangible assets and liabilities associated with such early lease terminations.

Return to top

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

As of September 30, 2004, we sold the following securities in our offerings for the following aggregate offering prices.
213,679,534	Shares on a best effort basis for $2,131,262;
18,653,894	Shares pursuant to the DRP for $177,212;
8,550,767	Soliciting Dealer Warrants for $7;
--	Shares pursuant to the exercise of Soliciting Dealer Warrants;
and repurchased the following securities for the following amounts:
(3,087,940)

Shares repurchased pursuant to the share repurchase program for $29,052 for a net total of 229,245,488 shares for $2,279,422 of gross offering proceeds from the offerings as of September 30, 2004. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200 or 8,550,767 soliciting dealer warrants for $7 of gross proceeds received for their issuance.

From February 11, 1999, which was the effective date of our first offering, through September 30, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities:

E=Estimated
Type of Expenses	Amount	A=Actual
Underwriting discounts and commissions	$ 194,194	A
Other expenses to affiliates	2,762	A
Other expenses paid to non-affiliates	18,248	A
Total expenses	$ 215,204
	===========

The net offering proceeds for our offerings, after deducting the total expenses paid described above, are $2,064,425.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to an affiliate of our advisor, Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$ 93,502	A
Purchase of real estate, net of financing proceeds	1,161,727	A
Repayment of indebtedness	742,661	A
Working capital (currently)	1,182	E
Temporary investments (currently)	65,353	A

Of the amount used for purchases of real estate, $10,502 was paid to affiliates of the advisor in connection with the acquisitions of properties from such affiliates. Pending purchase of real estate, we temporarily invest net offering proceeds in short-term, interest-bearing accounts.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Return to top

Item 6.   Exhibits

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

3.1(b)	Fourth Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc.

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

3.2(b)

Amendment to the Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated September 10, 2004. (Included as Exhibit 99.2 to Form 8-K filed on September 14, 2004 [File No. 000-30413] and incorporated herein by reference.)

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

10.3(b)

Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southern Management Corp. (Included as Exhibit 10.3(b) to the Company's Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

Item No.	Description

10.4

First Amended and Restated Property Acquisition Service Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation and Inland Real Estate Acquisitions, Inc. (Included as Exhibit 10.4 to the Company's Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

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

10.15

Amended and Restated Credit Agreement dated May 7, 2004, between Inland Retail Real Estate Trust, Inc. and Keybank National Association, Keybanc Capital Markets, Bank of America and LaSalle Bank National Association. (Included as Exhibit 10.15 to the Company's Form 10-Q filed August 9, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.16	Agreement and Plan of Merger dated September 10, 2004. (Included as Exhibit 99.1 to Form 8-K filed on September 14, 2004 [File No. 000-30413] and incorporated herein by reference.)

31.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
Chairman and Chief Executive Officer
Date: November 7, 2004

/S/ BARRY L. LAZARUS

By: Barry L. Lazarus
President and Chief Operating Officer
Treasurer and Chief Financial Officer
Date: November 7, 2004