Form 10-K
period 2004-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2005-03-15
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-30413

Inland Retail Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	36-4246655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2901 Butterfield Road,	Oak Brook, Illinois 60523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: 630-218-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of class:
Common stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and affiliated companies at June 30, 2004 was $2,132,384,860.

As of March 10, 2005, there were 253,660,419 shares of common stock outstanding.

Documents Incorporated by Reference

Part III – Proxy Statement for Annual Meeting of Shareholders to be held June 14, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.

Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Federal Private Securities Litigation Reform Act of 1995, and we include this statement for the purpose of complying with such safe harbor provisions. There are numerous risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements and include, but are not limited to, the effects of future events on financial performance, changes in general economic conditions, adverse changes in real estate markets and the level and volatility of interest rates. We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2004.

PART I

Item 1. Business

General

Inland Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in 1998 and has primarily focused on acquiring and developing neighborhood and community shopping centers in the eastern United States. As of December 31, 2004, we owned a total of 276 properties containing approximately 33,032,000 square feet. Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services. Of our total portfolio revenue, approximately 70% is generated by anchor or credit tenants, including Publix Supermarkets, Wal-Mart, Lowe’s Home Improvement, Kohl’s department stores, Bi-Lo grocery stores, Circuit City, Michaels and several others. The term “credit tenant” is subjective and we apply the term to tenants who we believe have a relatively substantial net worth.

All dollars in this Form 10-K are stated in thousands, with the exception of per share amounts.

During 2004, we acquired 18 properties and made improvements to our existing properties in the amount of $312,085. We also raised $97,909 in investor proceeds and $248,584 in financing proceeds, which is net of debt repaid. Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Current shareholders can reinvest their distributions via our distribution reinvestment program (DRP). Approximately 50% of our monthly distributions to shareholders are being reinvested through the DRP. On an annual basis, the total we expect to receive from the DRP at the current rate of reinvestment is approximately $100,000.

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us. The four entities acquired were Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp. (the acquired companies). Shareholders of the acquired companies received an aggregate of 19,700,060 shares of our common stock, valued under the merger agreement at $10.00 per share. The terms of the merger agreement, including the financial terms of the transaction, were negotiated at arms-length between representatives of the former shareholders of the acquired companies and a special committee comprised of our independent directors that our Board of Directors formed for the purpose of evaluating and negotiating such transaction.

The merger was accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. Using this method of accounting results in the assets and liabilities of the acquired companies being recorded on our books using the fair value at the date of the transaction. Any additional amounts have been allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets and liabilities acquired.

As a result of the merger, we have completed a substantial step toward our goal of becoming a self-administered real estate investment trust. As the merger was completed on December 29, 2004, our consolidated financial statements included herein, include the acquired companies’ assets and liabilities as of December 31, 2004. In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $197,000. Additional costs were also incurred as part of the merger transaction, totaling $2,266, which consist of financial and legal advisory services and accounting and proxy related costs. As part of the merger, we also recognized intangible assets and goodwill, and expensed certain terminated contract costs. The value assigned to these intangible assets, goodwill and terminated contract costs were determined by an independent third party engaged to provide such information. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the remainder of the purchase price which was expensed as terminated contract costs. These terminated contract costs represent the portion of the purchase price allocated to the advisor asset management agreement and the property management agreements which were terminated concurrent with the closing of the merger and had no future value.

At December 29, 2004

(Dollars in thousands)

Building and other improvements	$249
Intangible assets	2,060
Goodwill	52,757
Other assets	638
Total assets acquired	55,704
Accounts payable	(638)
Net assets acquired	55,066
Terminated contract costs	144,200
Total acquisition price	$199,266

Value of stock issued	$197,000
Additional costs incurred	2,266
Total acquisition price	$199,266

The $2,060 of intangible assets include an employment agreement ($280), a consulting agreement ($1,280), and a license agreement ($500), which are subject to amortization over the life of the agreements which are over varying periods of time, with the weighted average amortization period being 28 years. No amortization expense was recognized in 2004, but amortization is expected to be $338 annually for years 2005 through 2007 and $261 annually for years 2008 and 2009. The goodwill is not amortized, but will be assessed annually for possible impairment. We expect that none of the $52,757 of goodwill will be deductible for tax purposes.

The following were parties to the merger: us; the acquired companies; IRRETI Acquisition 1, Inc.; IRRETI Acquisition 2, Inc.; IRRETI Acquisition 3, Inc.; IRRETI Acquisition 4, Inc.; Inland Real Estate Investment Corporation; certain shareholders of each of Inland Southern Management Corp., Inland Mid-Atlantic Management Corp., and Inland Southeast Property Management Corp.; Daniel L. Goodwin, as agent; and The Inland Group, Inc. (for limited purposes). All of these entities are affiliates of ours.

The former principal shareholders of our property management companies are affiliates of The Inland Group, Inc., or Inland. Additionally, our former sponsor, Inland Real Estate Investment Corporation, was the sole shareholder of our former advisor and is a wholly-owned subsidiary of Inland. Robert D. Parks, who is our Chairman and a member of our Board of Directors, is a shareholder, officer and director of Inland. Also, Barry L. Lazarus is our Chief Executive Officer, Chief Operating Officer and President. Mr. Parks and Mr. Lazarus were shareholders of one or more of the acquired companies, and received shares of our common stock as consideration in the merger transaction. Mr. Parks received 488,126 shares of our common stock and Mr. Lazarus received 115,771 shares of our common stock.

As of December 31, 2004, Mr. Goodwin beneficially owned approximately 7.9% of our common shares, taking into account the shares issued in the merger transaction. Approximately 7.8% of such interest results from Mr. Goodwin’s beneficial ownership of all the shares issued in the merger, due to his dispositive power over all of the shares held in escrow pursuant to (i) his authority as shareholder agent and (ii) his indirect controlling interest in Inland Real Estate Investment Corporation, which has authority to sell its escrowed shares received in the merger. The other approximately 0.1% portion of such interest represents shares purchased and owned by Mr. Goodwin prior to the merger. Assuming that all of the escrowed shares are distributed upon termination of the escrow in accordance with the escrow agreement, Mr. Goodwin will then beneficially own, via direct and indirect control, 6.3% of our common shares, a reduction from the 7.9% described above because Mr. Goodwin will no longer be the shareholder agent and will no longer be deemed to beneficially own our shares distributed to the other shareholders of the property managers. Of the other former shareholders, officers and directors of the acquired companies, and taking into effect the shares issued as part of the merger, none beneficially owns more than 1% of our common shares.

Brenda G. Gujral, who is a member of our Board of Directors, was a shareholder of one or more of the acquired companies, and received 96,694 shares of our common stock as consideration in the merger transaction.

JoAnn M. Armenta, John DiGiovanni and Teri Young, who are employees and officers of ours, were shareholders of one or more of the acquired companies, and received shares of our common stock as consideration in the merger transaction. Ms. Armenta received 26,958 shares of our common stock, Mr. DiGiovanni received 16,058 shares of our common stock and Ms. Young received 10,900 shares of our common stock.

In connection with the closing of the merger transaction, we entered into the following agreements:

•

Escrow Agreement. An escrow agreement pursuant to which all of the common stock issued to the shareholders of the acquired companies was deposited into an escrow fund as security for indemnification claims of ours under the merger agreement. The escrow includes all proceeds resulting from the sale and investment of our common stock originally deposited into the escrow fund, but, in most instances, excludes dividends and distributions with respect to such stock. Seventy-five percent of the property in the escrow fund will be released on the first anniversary of the merger closing date, with the balance of such property to be released on the 540th day after the merger closing date, subject, in each case, to any pending claims of ours for indemnification under the merger agreement.

•

Employment Agreements. Employment agreements between us and each of: Barry L. Lazarus, our Chief Executive Officer, Chief Operating Officer and President; JoAnn M. Armenta, the President of our property management companies; James W. Kleifges, our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary; Michael J. Moran, our Vice President, General Counsel and Secretary; John DiGiovanni, our Senior Vice President - Development and Redevelopment; Jason A. Lazarus (who is Barry L. Lazarus’ son), our Vice President and Director of Acquisitions; Laura Sabatino, Senior Vice President of Inland Mid-Atlantic Management Corp.; Teri Young, Senior Vice President of Inland Southern Management Corp.; and R. Daniel Guinsler, Vice President of Inland Southeast Property Management Corp. These employment agreements have initial terms of three years, with one year renewals until either party elects not to renew. However, these agreements may be terminated by either us or the employee upon sixty days prior notice. Under these agreements, each employee is paid an initial base salary which is reviewed, and may be adjusted, as of each July 1 during the initial three-year employment period and any renewal period. In addition to a base salary, our Board of Directors

(or any appropriate committee thereof) may, in its sole discretion, pay to the employee an annual bonus based upon the achievement of our performance objectives and the employee’s contribution towards such achievements. If an employee’s employment is terminated for any reason, we are required to pay or provide the employee’s base salary accrued through the termination date, reimbursable expenses, pro-rata annual bonus (if any), and any benefits required to be paid or provided under applicable law. Each of these employees will be entitled to participate in all employee benefit, welfare, performance, fringe benefit and other plans, practices, policies and programs applicable to our executives. The employees have agreed that they are not entitled to any other severance.

•

Consulting Agreements. Separate consulting agreements between us and each of: Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness, pursuant to which these individuals provide certain strategic and operational assistance for our benefit, including guidance as to prospective investment, financing, acquisition, disposition, development, leasing, property management, joint venture and other real estate opportunities. The consultants will not receive direct compensation for their services, but we will reimburse their expenses in fulfilling their duties under the agreements and, if consulting services are provided in connection with the listing of our shares on a national exchange, a fee agreed to by us and the consultant will be paid in connection therewith.

•

Transition Property Due Diligence Services Agreement. A transition property due diligence services agreement between us and Inland Real Estate Acquisitions, Inc., or IREA, pursuant to which certain property negotiation, acquisition, due diligence and closing services are provided to us. Under this agreement, as amended, we will reimburse IREA the following costs and expenses (some of which are refundable or reimbursable to us in certain circumstances):

•     If IREA negotiates, on our behalf, the business terms of a letter of intent, letter agreement or agreement of purchase and sale, a non-accountable administrative overhead expense reimbursement equal to twenty-five thousand dollars payable at the closing of each acquisition;

•                  If IREA provides due diligence services with respect to a property, a non-accountable due diligence cost reimbursement equal to fifteen thousand dollars payable at the closing of each acquisition; and

• Reasonable, third party out-of-pocket costs incurred by IREA in connection with performing services under this agreement.

•

Property Acquisition Agreement. A property acquisition agreement between us and IREA, pursuant to which we have been granted a right of first offer to acquire, on a priority basis relative to other clients of IREA, certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The initial term of this agreement expires on the later to occur of December 30, 2009, or the date that none of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness are our consultants, directors or officers and no other individual serving as an officer or director of either IREA or its parent is a director or officer of ours. We will pay certain expense reimbursements to IREA, as provided for in the transition property due diligence services agreement described above.

•

Registration Rights Agreement. A registration rights agreement between us and certain of the former shareholders of the acquired companies, pursuant to which we granted to the former shareholders of the acquired companies, certain registration rights with respect to our shares of common stock that they received in the merger transaction.

•

Trademark License Agreement. A trademark license agreement between us and The Inland Real Estate Group, Inc., pursuant to which we received an exclusive, royalty-free license, to use solely in connection with our real estate business, the name and design mark of the Company and a non-exclusive, royalty-free license, to use solely in connection with our real estate business, the “Inland” name and logo. The initial term of this agreement is ninety-nine years. There are no license fees due or payable under this agreement.

•

Software License Agreement. A software license agreement between us and Inland Computer Services, Inc., pursuant to which we have been granted limited rights to use and copy certain software owned and licensed by Inland Computer Services, Inc. The initial term of this agreement is five years. There are no license fees due or payable under this agreement.

•

Indemnification Agreement. Indemnification agreements between us and certain of the former directors and officers of the acquired companies, pursuant to which we have agreed to indemnify such directors and officers for certain acts taken or omitted to be taken in their capacity as such directors or officers prior to the closing date of the merger. The term of this agreement is ten years.

•

Communications Services Agreement. A communications services agreement between us and Inland Communications, Inc., pursuant to which we are provided certain marketing, communications and media relations services. We will pay $40.00 per hour for the services rendered under this agreement.

•

Office and Facilities Management Services Agreement. An office and facilities management services agreement among us and Inland Office Management and Services, Inc., and Inland Facilities Management, Inc., pursuant to which we are provided certain office and facilities management services. Under this agreement, we will reimburse the service provider for our proportionate share of the salaries and overhead of mailroom, courier and switchboard personnel and any other operating expenses incurred by the service provider.

•

Legal Services Agreement. A legal services agreement between us and The Inland Real Estate Group, Inc., pursuant to which we are provided certain legal and advisory services. Under this agreement, we will pay for attorney and paralegal time at a fixed hourly rate to be agreed upon annually (for 2004, $220/hour for attorneys and $110/hour for paralegals). We are also obligated to reimburse the service provider for reasonable, actual, out-of-pocket costs and expenses incurred with respect to the rendering of services under this agreement.

•

Personnel Services Agreement. A personnel services agreement between us and Inland Payroll Services, Inc., pursuant to which we are provided certain pre-employment, new hire, human resources, benefit administration and payroll and tax administration services. Under this agreement, we will pay for services rendered at billing rates to be fixed annually; provided, however, that the billing rates cannot be greater than the billing rates charged to any other client of the service provider.

•

Property Tax Services Agreement. A property tax services agreement between us and Investors Property Tax Services, Inc., pursuant to which we are provided certain property tax payment and processing services and real estate tax assessment reduction services. Under this agreement, we will pay for services at billing rates to be fixed annually, provided, however, that the billing rates cannot be greater than the billing rates charged to any other client of the service provider.

•

Computer Services Agreement. A computer services agreement between us and Inland Computer Services, Inc., pursuant to which we are provided certain data processing, computer equipment and support services, and other information technology services. Under this agreement, we will pay for services rendered at billing rates to be fixed annually for programming and consulting time, disk storage, printing (including color printing), e-mail services, network PC usage, and equipment rental, provided, however that the billing rates cannot be greater than the billing rates charged to any other client of the service provider. Additionally, we are obligated to pay a proportionate share of the service provider’s operating costs for CPU usage.

•

Insurance and Risk Management Services Agreement. An insurance and risk management services agreement between us and Inland Risk and Insurance Management Services, Inc., pursuant to which we are provided certain risk and insurance management services. Under this agreement, we will pay a proportionate share of the service provider’s annual operating expenses.

Except as otherwise stated above, each of the foregoing agreements have initial terms of five years, with automatic one year renewals until either party elects not to renew. However, all of the foregoing agreements (other than the registration rights agreements and the indemnification agreements) may be terminated upon the occurrence of certain events, including a change of control.

With respect to the foregoing agreements, the following is a brief description of material relationships between us and any of the other parties to these agreements:

•

Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of, and consultants to, the Company (see Consulting Agreements description above). Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control Inland Real Estate Investment Corporation, IREA, The Inland Real Estate Group, Inc., Inland Computer Services, Inc., Inland Communications, Inc., Inland Office Management and Services, Inc., Inland Payroll Services, Inc., Investors Property Tax Services, Inc., and Inland Risk and Insurance Management Services, Inc.

•

Thomas P. McGuinness is a consultant to the Company (see Consulting Agreements description above), is a former officer and/or director of one or more of the acquired companies, and is a shareholder of ours.

•

Barry L. Lazarus, JoAnn M. Armenta, John DiGiovanni, R. Daniel Guinsler, Laura Sabatino and Teri Young are shareholders and employees of ours, and receive rights under the registration rights agreements described above. Additionally, Mr. Lazarus serves on our Board of Directors.

•

As former officers and/or directors of certain of the acquired companies, John DiGiovanni, James W. Kleifges and JoAnn M. Armenta, who are certain of our executive officers, received indemnification agreements from us.

As part of the merger transaction, effective as of December 29, 2004, Barry L. Lazarus resigned as our Chief Financial Officer in order to fully dedicate his time to performing his duties as our President, Chief Executive Officer and Chief Operating Officer. James W. Kleifges replaced Mr. Lazarus as our Chief Financial Officer.

Effective as of December 29, 2004, the following persons were appointed by our Board of Directors as executive officers: Barry L. Lazarus, James W. Kleifges, Michael J. Moran, JoAnn M. Armenta, John DiGiovanni, and Jason A. Lazarus.

On April 14, 2004, our Board of Directors adopted a policy that we would not provide loans to our officers or directors.

On September 10, 2004, we increased the size of our Board of Directors to eight directors and amended our bylaws to provide that the size of our Board of Directors may not be changed without the approval of at least 80% of our directors then in office.

On September 23, 2004, and as required by the Sarbanes-Oxley Act of 2002, we adopted a nonretaliation (whistleblower) policy.

On December 20, 2004, our shareholders approved an amendment and restatement of our charter. On December 29, 2004, we filed with the State of Maryland such amended and restated charter. The amendments ensure that our corporate governance documents properly reflect the effects of the acquisition of the advisor and property managers and our transition toward becoming a self-administered real estate investment trust.

At our Annual Meeting of Shareholders held December 20, 2004, our shareholders ratified and approved the following matters:

•	Our entry into the merger agreement and the merger (see disclosure of merger above).

•	The election of the following individuals as our directors: Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Robert D. Parks, Barry L. Lazarus, Richard P. Imperiale and Brenda G. Gujral.

•

The amendment and restatement of our charter to ensure that our corporate governance documents properly reflect the effects of the acquisition of the advisor and property managers and our transition to becoming a self-administered real estate investment trust.

•	Our appointment of KPMG LLP as our independent registered public accounting firm for 2004.

We currently are in negotiations with an institutional investor to enter into a joint venture arrangement. Under the joint venture arrangement, the institutional investor would contribute 80% of the equity and we would contribute 20% of the equity to a newly formed company. Funds contributed to the joint venture will be used primarily to acquire properties located east of the Mississippi River that satisfy certain parameters (unless waived by the parties), including our current acquisition underwriting guidelines. We make no assurances that the joint venture arrangement will be consummated.

Business and Operating Strategies

Because we are no longer offering shares of our stock (other than through the DRP), and because we have invested the majority of funds raised in our offerings, management has begun to shift its focus towards enhancing the value of our properties and other growth strategies. We are now in the process of identifying those properties which will benefit from redevelopment, including significant upgrades in appearance, additions to existing space through planning techniques, working with tenants to extend leases while they improve their stores, and developing vacant land which we own. While we have not offered for sale any of our properties, we will evaluate the potential to sell properties which are not located in our core markets. We are also considering other ways to improve our portfolio return, which may include a joint venture or similar arrangements.

We seek to provide an attractive return to our shareholders by taking advantage of our strong presence in many markets. We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations. Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates. Working with our property management companies, we focus on the needs and problems facing our tenants, so we can provide solutions whenever possible. Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency. The result of these activities, we believe, will lead to profitability and growth as we go forward.

We will continue to acquire and develop properties that meet our investment criteria. This includes:

•	Purchasing properties in markets where we have a strong presence or enjoy other advantages;
•	Acquiring or developing properties which have at least one anchor tenant with national or regional exposure;
•	Evaluating such criteria as quality of construction, location, design, visibility, and tenant sales per square foot; and
•	Closing on properties which have the potential to increase rents, reduce expenses or benefit from redevelopment.

We use our financial strength to gain what we believe is a competitive advantage in the marketplace. Although we are not currently raising capital, our cash reserves, available lines of credit, cash flow from operations and other financial relationships enable us to close acquisitions promptly. Our reputation often enables us to complete a transaction, even if we are not the highest bidder. We generally do not place a property in escrow and then attempt to renegotiate the price prior to closing, otherwise known in the industry as “retrading.”  If we are not satisfied with a potential acquisition during due diligence we do not close on that property. We may, however, acquire that property at a lower price than we originally offered, if the seller makes such a proposal to us.

Because we own over 33 million square feet of retail real estate, day-to-day property management is a key element of our operating strategy. Our asset management philosophy necessarily includes working closely with our property managers to achieve the following goals:

•	Employ experienced, well trained property managers, leasing agents and collection personnel;

•	Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	Improve rental income and cash flow by aggressively marketing rentable space;
•	Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;
•	Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants providing basic consumer goods and services; and
•	Identify properties that will benefit from asset enhancement including renovation and re-tenanting.

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

Financing Strategy

We generally finance each of our acquisitions with individual permanent debt on terms ranging from five to ten years. Financing may be placed on a property after it closes and the proceeds from such financing enable us to purchase or develop additional properties. Overall we will borrow approximately 50% to 55% of the cost of each property. We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date. Our intention is to use variable rate financing on a small portion of our portfolio, resulting in a ratio of less than 20% of total debt. Our by-laws restrict us from borrowing more than 300% of the value of our net assets on a portfolio basis.

During 2003, we worked with three financial institutions to obtain a $200,000 unsecured line of credit which matured on May 14, 2004. On May 7, 2004, we elected to renew the line of credit in the amount of $100,000 of which $25,000 was outstanding at December 31, 2004. This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000 if the need arises. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with those covenants for the reporting period ending December 31, 2004. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements. We had a smaller line of credit in the amount of $14,000 which matured on March 27, 2004 for which we paid off the funds outstanding and elected not to renew this line of credit.

Business Risks

The relative stability of the retail sector is the result of sustained consumer spending and spurred by low interest rates, has helped to maintain retail sales growth, changing demographics and consumer preferences have resulted in a fundamental shift in consumer spending patterns with the emergence of discount retail as a dominant category. As a result of this trend, some conventional department stores are struggling financially and a number of local, regional and national retailers have been forced to voluntarily close their stores or file for bankruptcy protection. Some retailers in bankruptcy have reorganized their operations and/or sold stores to stronger operators. In some instances, bankruptcies and store closings may create opportunities to re-let space to tenants with better sales performance. Potential losses from these currently identified bankrupt tenants should not have a significant impact on the portfolio’s gross potential income in 2005. Therefore, we do not expect these current store closings or bankruptcy reorganizations to have a material impact on our consolidated financial position or the results of our operations in 2005.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings who can withstand an economic downturn. We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure. As of March 10, 2005, the largest tenant in the portfolio, Publix Supermarket, Inc., comprised approximately 6.6% of the gross leasable area (GLA) and whose annual aggregate base rental income is approximately 5% of our portfolio. No other tenant comprises more than 5% of our portfolio, measured by either GLA or aggregate rental income.

We currently own 17 properties which have Bi-Lo grocery stores as tenants, whose parent company, Royal Ahold N.V., completed the sale of its 287 Bi-Lo grocery stores to an affiliate of Lone Star Funds on January 31, 2005. We believe that Lone Star will continue to operate these Bi-Lo grocery stores. Our rental revenue from properties which house the Bi-Lo stores represented approximately 1.9% of the portfolio’s gross revenue in 2004.

In 2004, J. C. Penney sold 1,260 Eckerd drugstores to CVS and 1,549 Eckerd drugstores to The Jean Coutu Group (PJC). Currently, 18 of our Eckerd drugstores, primarily in Georgia, Texas and Oklahoma, have been changed to CVS pharmacies. Two CVS drugstores located in Texas, are currently vacant but are paying rent. We believe that the remaining Eckerd and CVS drugstores will continue to occupy the space.

Employees

We have 135 employees, of which nine are covered by employment agreements that became effective upon completion of the merger on December 29, 2004. Previous to that date we had one employee, Barry L. Lazarus, our Chief Executive Officer. Our relationship with our employees is excellent.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.ireic.com. The information contained on our website, or other websites linked to our website, is not part of this document. Shareholders wishing to communicate with the Board of Directors or any committee can do so by writing to the attention of the Board of Directors or committee care of Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

As of December 31, 2004, we, through separate limited partnerships, limited liability companies, or joint venture agreements, have acquired fee ownership of 187 shopping centers, one office complex, 87 free-standing single-user retail buildings and one development project containing an aggregate of approximately 33,032,000 gross leasable square feet located in 25 states, as follows:

	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/2004	No. of Tenants as of 12/31/2004	Major Tenants (1)
Multi-Tenant Retail

440 Commons
Jersey City, NJ	162,533	05/03	1997	$9,875	2	Home Depot Seaman’s Furniture

Aberdeen Square
Boynton Beach, FL	70,555	10/01	1990	3,670	19	Publix

Abernathy Square
Atlanta, GA	131,516	12/01	1983/1994	13,392	46	Publix

Acworth Avenue
Acworth, GA	16,130	12/00 03/02	2001	—	6	Buffalo’s Café

Adams Farm
Greensboro, NC	112,195	04/04	2004	6,700	18	Harris Teeter Fitness Today

Aiken Exchange
Aiken, SC	101,558	01/04	2004	7,350	16	Goody’s Michaels PETsMART

Albertsons at Bloomingdale Hills
Brandon, FL	78,686	12/03	2002	3,175	11	Albertsons

Alexander Place
Raleigh, NC	143,037	09/04	2004	—	14	Kohl’s

Anderson Central
Anderson, SC	223,211	11/01	1999	8,600	13	Wal-Mart

Barrett Pavilion
Kennesaw, GA	460,923	05/03	1998	44,000	20	Media Play AMC Theatre

Bartow Marketplace
Cartersville, GA	375,067	09/99	1995	13,475	18	Wal-Mart Lowe’s Home Improvement

Bellevue Place Shopping Center
Nashville, TN	77,180	08/03	2003	5,985	10	Michaels Bed, Bath & Beyond Dollar Tree Petco

Bi-Lo - Asheville
Asheville, NC	54,319	05/03	2003	4,235	5	Bi-Lo Blockbuster

Bi-Lo - Southern Pines
Southern Pines, NC	57,404	04/03	2002	3,950	9	Bi-Lo

Birkdale Village (4)
Charlotte, NC	631,537	05/03	2003	55,000	58	Dick’s Sporting Goods

Boynton Commons
Boynton Beach, FL	210,488	07/99	1998	15,125	19	Sports Authority Bed, Bath & Beyond Barnes & Noble PETsMART

Brandon Blvd. Shoppes
Brandon, FL	85,377	11/01	1994	$5,137	14	Publix

Brick Center Plaza
Brick, NJ	114,028	05/03	1999	10,300	4	Best Buy Bed, Bath & Beyond Seamans Furniture Christians Fine Furniture

Bridgewater Marketplace
Orlando, FL	57,960	09/99	1998	2,988	12	Winn-Dixie

Camfield Corners
Charlotte, NC	69,910	08/03	1994	5,150	14	Bi-Lo Tire Kingdom

Camp Hill Center
Harrisburg, PA	62,888	01/03	1978/2002	4,300	2	Linens N Things Michaels

Capital Crossing
Raleigh, NC	83,248	02/03	1995	5,478	3	Lowe’s Foods Staples

Capital Plaza
Wake Forest, NC	46,793	08/04	2004	4,109	7	Staples

Carlisle Commons
Carlisle, PA	394,033	09/03	2001	21,560	23	Wal-Mart

Cascades Marketplace
Sterling, VA	100,845	07/03	1998	9,240	8	Staples Sports Authority

Casselberry Commons
Casselberry, FL	228,976	12/99	1973/1998	8,703	37	Ross Stores Publix

Cedar Springs Crossing
Spartanburg, SC	86,570	10/03	2001	5,800	12	Bi-Lo Eckerd Drug Store Dollar Tree

Center Pointe Plaza I
Easley, SC	64,487	05/04	2004	4,250	6	Publix

Chatham Crossing
Siler City, NC	32,000	12/02	2002	2,190	12	State Employees Credit Union San Felipe Mexican Shoe Show of Rock New China Buffet Dollar Tree

Chesterfield Crossings
Richmond, VA	79,802	06/02	2000	6,380	16	PETsMART Ben Franklin Right at Home O’Charley’s

Chickasaw Trails Shopping Center
Orlando, FL	76,067	08/01	1994	4,400	17	Publix

Circuit City Plaza
Orlando, FL	78,625	07/02	1999	6,275	15	Circuit City Staples

Citrus Hills
Citrus Hills, FL	68,927	12/01	1994/2003	3,000	13	Publix

City Crossing
Warner Robins, GA	186,933	11/02	2001	$10,070	20	Old Navy Stein Mart Michaels Ross Stores

Clayton Corners
Clayton, NC	125,653	11/02	1999	9,850	26	Lowe’s Food Store

Clearwater Crossing
Flowery Branch, GA	90,566	10/03	2003	7,800	19	Kroger

Colonial Promenade Bardmoor Center
Largo, FL	152,667	02/03	1991	9,400	31	Publix

Columbia Promenade
Kissimmee, FL	65,883	01/01	2000	3,600	16	Publix

Columbiana Station
Columbia, SC	270,123	12/02	1999	25,900	27	Goody’s Dick’s Sporting Goods Circuit City

Commonwealth Center II
Richmond, VA	165,413	02/03	2002	12,250	22	Stein Mart Michaels Barnes & Noble

CompUSA Retail Center
Newport News, VA	47,341	11/02	1999	4,000	3	Comp USA Cost Plus

Concord Crossing
Concord, NC	55,930	02/03	1994	2,890	6	Bi-Lo CVS Pharmacy

Conway Plaza
Orlando, FL	117,723	02/00	1985/1999	5,000	21	Bealls Publix

Cortez Plaza
Bradenton, FL	289,045	10/03	1966/1988	16,624	34	Burlington Coat Factory Publix Circuit City

CostCo Plaza
White Marsh, MD	209,831	06/03	1987/1992	9,255	8	Costco PETsMART Pep Boys Sports Authority

Countryside
Naples, FL	73,986	10/99	1997	4,300	8	Winn-Dixie

Cox Creek Shopping Center
Florence, AL	173,989	09/02	2001	14,954	12	Linens N Things Dick’s Sporting Goods Best Buy Michaels

Creeks at Virginia Center
Richmond, VA	266,308	04/03	2002	27,287	26	Circuit City Bed, Bath & Beyond Dick’s Sporting Goods

Creekwood Crossing
Bradenton, FL	227,085	11/01	2001	11,750	23	Bealls Shapes Family Fitness

Crossroads Plaza
Lumberton, NJ	89,627	11/03	2003	9,900	12	ShopRite

Crystal Springs Shopping Center
Crystal Springs, FL	66,986	04/02	2001	$4,070	13	Publix

Cypress Trace
Ft. Meyers, FL	276,211	03/04	2004	—	20	Home Depot Ross Stores Stein Mart

David’s Bridal Center
Macon, GA	14,000	10/04	2004	—	3	David’s Bridal Margaritas Mexican Grill

Denbigh Village
Newport News, VA	324,787	06/03	1998/2003	11,457	37	Burlington Coat Factory Kroger

Douglasville Pavilion
Douglasville, GA	267,010	12/01	1998	14,923	19	Marshall’s Ross Stores Goody’s

Downtown Short Pump
Richmond, VA	126,055	03/03	2000	18,480	14	Barnes & Noble Regal Cinemas

Duvall Village
Bowie, MD	88,022	12/01	1998	9,174	14	Super Fresh

East Hanover Plaza
East Hanover, NJ	97,500	05/03	1994	9,280	5	Sports Authority Office Max Chili’s New Jersey Pet Supplies

Edgewater Town Center (5)
Edgewater, NJ	166,421	05/03	2000	14,000	10	Whole Foods Annie Sez

Eisenhower Crossing I & II
Macon, GA	406,740	11/01 03/02	2002	23,800	39	Kroger Dick’s Sporting Goods

Fayette Pavilion I - IV
Fayetteville, GA	1,169,801	09/03	1995/ 2002	78,400	64	Wal-Mart

Fayetteville Pavilion
Fayetteville, NC	272,385	12/01	1998/2001	15,938	19	Dick’s Sporting Goods Linens N Things Creative Basket Marshall’s

Flamingo Falls
Pembroke Pines, FL	108,565	04/03	2001	13,200	41	The Fresh Market CVS Pharmacy

Forest Hills Centre
Wilson, NC	73,280	09/02	1989	3,660	17	Harris Teeter Eckerd Drug Store

Forestdale Plaza
Jamestown, NC	53,239	08/02	2001	3,319	8	Food Lion

Fountains
Plantation, FL	415,044	02/03	1989	32,500	57	Marshall’s

Gateway Market Center
St. Petersburg, FL	231,106	09/00	2000	10,425	15	Bealls Publix Office Depot TJ Maxx PETsMART

Gateway Plaza II - Conway
Conway, SC	62,428	12/02	2002	$3,480	9	Office Depot Goody’s Dollar Tree

Gateway Plaza - Jacksonville
Jacksonville, NC	101,729	11/02	2001	6,500	11	Bed, Bath & Beyond Ross Stores PETsMART

Glenmark Centre
Morgantown, WV	122,375	04/03	1999/2000	7,000	19	Shop ‘N Save Michaels

Golden Gate
Greensboro, NC	153,113	10/02	1962/2002	6,379	19	Harris Teeter Staples Food Lion

Goldenrod Groves
Orlando, FL	108,944	11/02	1985/1998	4,575	29	Publix Walgreens

Hairston Crossing
Decatur, GA	57,884	02/02	2002	3,655	11	Publix

Hampton Point
Taylors, SC	58,316	05/02	1993	2,475	6	Bi-Lo Advance Stores

Harundale Plaza
Glen Burnie, MD	217,619	11/02	1999	12,362	17	Super Fresh Value City

Heritage Pavilion
Smyrna, GA	262,961	05/03	1995	21,500	9	TJ Maxx Rhodes Marshall’s

Hilliard Rome
Columbus, OH	110,871	11/03	2001	11,723	13	Giant Eagle

Hillsboro Square
Deerfield Beach, FL	145,472	05/03	1978/2002	12,100	27	Publix

Hiram Pavilion
Hiram, GA	335,553	06/03	2002	19,369	34	Kohl’s Goody’s

Houston Square
Warner Robins, GA	60,799	10/03	1994	2,750	4	Publix

Jones Bridge Plaza
Norcross, GA	83,363	11/02	1999	4,350	13	Ingles Markets

Kensington Place
Murfreesboro, TN	70,607	08/03	1998	3,750	12	Bi-Lo

Killearn Shopping Center
Tallahassee, FL	95,229	05/03	1980	5,970	18	Publix

Lake Olympia Square
Ocoee, FL	87,456	09/99	1995	5,133	19	Winn-Dixie Tutor Time Child

Lake Walden Square (3)
Plant City, FL	265,897	05/99	1992	9,418	33	Kash-N-Karry Carmike Cinemas

Lakeview Plaza
Kissimmee, FL	54,788	12/02	1998	3,613	12	Publix

Lakewood Ranch
Bradenton, FL	69,471	11/02	2001	4,400	18	Publix

Largo Town Center
Upper Marlboro, MD	260,797	08/03	1991	$17,200	26	Shopper’s Food Warehouse Regency Furniture Marshall’s

Lexington Place
Lexington, SC	83,167	10/03	2003	5,300	10	Ross Stores TJ Maxx

Loisdale Center
Springfield, VA	120,742	11/03	1999	15,950	4	Barnes & Noble DSW Shoe Warehouse Bed, Bath & Beyond Circuit City

Market Square
Douglasville, GA	121,766	01/03	1974/1990	8,176	18	Office Depot Petco Hancock Fabrics

Marketplace at Mill Creek
Buford, GA	401,761	02/03	2003	27,700	27	Toys “R” Us

McFarland Plaza
Tuscaloosa, AL	229,323	07/02	1999	8,425	17	Stein Mart Toys “R” Us Office Max Bama 6

Meadowmont Village Center
Chapel Hill, NC	132,857	12/02	2002	13,400	27	Harris Teeter Yankelovich

Melbourne Shopping Center
Melbourne, FL	204,218	04/02	1960/1999	5,945	25	Big Lots Publix

Merchants Square
Zephyrhills, FL	74,849	06/99	1993	3,138	10	Kash-N-Karry Fashion Bug

Middletown Village
Middletown, RI	98,161	11/03	2003	10,000	6	Barnes & Noble Petco Linens N Things Michaels

Midway Plaza
Tamarac, FL	227,209	05/03	1985	15,638	42	Publix Ross Stores

Mill Pond Village
Cary, NC	84,364	05/04	2004	8,500	13	Lowe’s Foods

Monroe Shopping Center
Monroe, NC	45,080	02/03	1994	1,915	3	Bi-Lo

Mooresville Marketplace
Mooresville, NC	60,169	02/04	2004	3,894	7	Bi-Lo

Naugatuck Valley Shopping Center
Waterbury, CT	367,490	08/03	2003	28,600	14	Wal-Mart Bob’s Stores Stop N Shop

Newnan Pavilion
Newnan, GA	448,099	03/02	1998	20,414	26	Home Depot Kohl’s

North Aiken Bi-Lo Center
Aiken, SC	59,204	10/02	2002	2,900	7	Bi-Lo Dollar General

North Hill Commons
Anderson, SC	43,149	05/03	2000	$2,475	2	Michaels PETsMART

Northlake Commons
Palm Beach Gardens, FL	146,808	07/03	1987/2003	13,376	41	Ross Stores Off Main Furniture

Northpoint Marketplace
Spartanburg, SC	102,252	05/02	2001	4,535	12	Ingles Markets

Oak Summit
Winston-Salem, NC	104,432	12/03	2003	8,200	14	Goody’s Staples

Oakley Plaza
Ashville, NC	118,727	02/03	1988	5,175	12	Baby Superstore Bi-Lo

Oleander Shopping Center
Wilmington, NC	51,888	05/02	1989	3,000	3	Lowe’s Foods

Overlook at King of Prussia
King of Prussia, PA	186,980	02/03	2002	30,000	5	United Artists Nordstrom Best Buy

Paradise Place
West Palm Beach, FL	69,620	12/03	2003	6,555	12	Publix

Paradise Promenade
Davie, FL	70,271	02/04	2004	6,400	14	Publix

Paraiso Plaza
Hialeah, FL	60,712	02/03	1997	5,280	13	Publix

Piedmont Plaza
Apopka, FL	148,075	01/04	2004	5,922	6	Bealls

Plant City Crossing
Plant City, FL	85,252	12/02	2001	5,900	21	Publix

Plaza Del Paraiso
Miami, FL	82,441	10/03	2003	8,440	15	Publix

Pleasant Hill
Duluth, GA	282,137	05/00	1997/2000	17,120	21	Toys “R” Us J.C. Penney Jo-Ann Fabrics

Pointe at Tampa Palms
Tampa, FL	20,318	12/03	2003	2,890	12	Salon Avalon Casa Fina Realty Kitchen & Bath

Presidential Commons
Snellville, GA	371,586	11/02	2000	26,067	33	Jo-Ann Fabrics Kroger Home Depot

Publix Brooker Creek
Palm Harbor, FL	77,596	03/03	1994	5,000	16	Publix

Redbud Commons
Gastonia, NC	58,239	06/03	2004	—	5	Bi-Lo

River Ridge
Birmingham, AL	171,122	11/02	2001	14,499	17	Best Buy Linens N Things Staples Cost Plus

River Run
Miramar, FL	93,643	04/03	1989	$6,490	27	Publix Walgreens

Riverdale Shops
West Springfield, MA	269,557	08/03	1985/2003	23,200	31	Kohl’s Stop N Shop

Riverstone Plaza
Canton, GA	307,716	04/02	1998	17,600	48	Belks Publix

Rosedale Shopping Center
Huntersville, NC	112,347	12/02	2000	13,300	28	Harris Teeter

Route 22 Retail Shopping Center
Union, NJ	110,453	07/03	1997	11,146	3	Circuit City Babies “R” Us Furniture King

Sand Lake Corners
Orlando, FL	189,721	05/01	1998/2000	11,900	30	Bealls Staples PETsMART

Sandy Plains Village
Roswell, GA	177,599	05/03	1978/93/95	9,900	22	Kroger Stein Mart

Sarasota Pavilion
Sarasota, FL	324,211	01/02	1999	21,000	31	Publix Bed, Bath & Beyond Stein Mart

Sexton Commons
Fuquay Varina, NC	49,097	08/02	2002	4,400	7	Harris Teeter

Sharon Greens
Cumming, GA	98,317	05/02	2001	6,500	17	Kroger

Sheridan Square
Dania, FL	67,475	02/03	1991	3,600	12	Publix

Shoppes at Citiside
Charlotte, NC	75,485	12/02	2002	5,600	16	Bi-Lo

Shoppes at Lake Dow
McDonough, GA	73,271	06/03	2002	6,100	17	Publix

Shoppes at Lake Mary
Lake Mary, FL	69,875	08/02	2001	6,250	12	Staples Gator’s Dockside

Shoppes at New Tampa
Wesley Chapel, FL	158,222	12/02	2002	10,600	27	Publix Bealls

Shoppes at Oliver’s Crossing
Winston-Salem, NC	76,512	11/03	2003	5,100	13	Lowe’s Foods Dollar Tree

Shoppes at Paradise Pointe
Ft Walton Beach, FL	83,776	05/03	1987/2000	6,420	16	Publix

Shoppes at Wendover Village I
Greensboro, NC	35,895	05/04	2004	5,450	11	Rooms to Go Kids Panera Bread

Shoppes of Ellenwod
Ellenwood, GA	67,721	10/03	2003	5,905	16	Publix

Shoppes of Golden Acres
Newport Richey, FL	84,597	02/02	2002	7,098	23	Publix

Shoppes of Lithia
Brandon, FL	71,430	10/03	2003	$7,085	12	Publix

Shoppes on the Circle
Dothan, AL	149,085	11/02	2000	11,978	20	Old Navy PETsMART TJ Maxx Office Max

Shoppes on the Ridge
Lake Wales, FL	115,671	12/02 11/03	2003	9,628	20	Publix Bealls

Skyview Plaza
Orlando, FL	281,244	09/01	1994/1998	10,875	34	Publix Kmart Circuit City

Sony Theatre Complex
East Hanover, NJ	43,404	05/03	1993	6,445	5	Lowe’s Cinema Chuck E Cheese

Southampton Village
Tyrone, GA	77,956	11/02	2003	6,700	14	Publix

Southlake Pavilion
Morrow, GA	515,066	12/01	1996/2001	36,213	39	Ashley’s Furniture

Southlake Shopping Center
Cornelius, NC	131,247	11/02	2001	7,492	27	Stein Mart Harris Teeter

Southwood Plantation
Tallahassee, FL	62,840	10/02	2003	4,994	11	Publix

Spring Mall Center
Springfield, VA	56,511	08/03	1995/2001	5,765	3	Bassett Furniture Michaels

Springfield Park
Lawrenceville, GA	105,321	01/03	1992/2000	5,600	17	Hobby Lobby L.A. Fitness

Squirewood Village
Dandridge, TN	44,022	10/03	2003	1,900	5	Food City

Steeplechase Plaza
Ocala, FL	92,180	12/01	1993	4,651	16	Publix Walgreens Bealls

Stonebridge Square
Roswell, GA	160,104	10/01 06/02	2002	10,900	15	Kohl’s Linens N Things

Stonecrest Marketplace
Lithonia, GA	264,650	02/03	2002	19,075	24	Ross Stores Marshall’s Babies “R” Us Linens N Things

Suwanee Crossroads
Suwanee, GA	69,500	02/03	2002	6,670	25	Wild Wing Cafe

Sycamore Commons
Matthews, NC	247,525	07/02	2002	20,000	29	Bed, Bath & Beyond Old Navy Dick’s Sporting Goods Circuit City

Sycamore Commons Outlot I & II
Mathews, NC	18,010	10/03 10/04	2002/ 2004	$1,475	6	Men’s Warehouse Ritz Camera American Mattress Nextel

Target Center
Columbia, SC	83,400	04/02 07/04	2002	4,192	5	Office Max Michaels Linens N Things

Tequesta Shoppes Plaza
Tequesta, FL	110,105	01/03	1986	5,200	23	Publix Bealls

Thompson Square Mall
Monticello, NY	240,135	05/04	2004	13,350	21	Home Depot ShopRite

Town & Country
Knoxville, TN	635,937	05/03	1985/87/97	30,900	54	Lowe’s Home Improvement Carmike Cinema

Town Center Commons
Kennesaw, GA	72,108	07/99	1998	4,750	11	J.C. Penney Lifeway Christian Store

Turkey Creek I & II
Knoxville, TN	280,776	01/02	2001	19,168	31	Goody’s Linens N Things Ross Stores

Universal Plaza
Lauderhill, FL	49,505	01/02	2002	4,970	22	CVS Pharmacy Ruby Tuesday

Valley Park Commons
Hagerstown, MD	89,579	03/03	1993	6,770	7	Martin’s Foods

Venture Pointe
Duluth, GA	335,420	12/01	1996	14,473	12	Kohl’s Babies “R” Us Goody’s Hobby Lobby Ashley’s Furniture

Village Center
Mt. Pleasant, WI	227,887	03/03	2003	15,270	17	Jewel Kohl’s

Village Crossing
Skokie, IL	434,706	05/03	1989	44,000	45	Best Buy Crown Theaters

Village Square at Golf
Boynton Beach, FL	126,946	11/02	1983/2002	10,200	41	Publix

Wakefield Crossing
Raleigh, NC	75,927	08/02	2001	5,920	16	Food Lion

Walks at Highwood Preserve I & II
Tampa, FL	169,081	07/02 01/04	2001	16,930	38	Linens N Things Circuit City Michaels

Ward’s Crossing
Lynchburg, VA	80,937	06/02	2001	6,090	10	Bed, Bath & Beyond Michaels Pier 1

Warwick Center
Warwick, RI	159,958	01/04	2004	16,939	6	Dick’s Sporting Goods Linens N Things Barnes & Noble DSW Shoe Warehouse

Watercolor Crossing
Tallahassee, FL	43,200	03/03 12/03	2003	$4,355	6	Publix

Waterfront Marketplace/Town Center
Homestead, PA	719,196	11/03	2003	71,132	53	Lowe’s Cinema

West Falls Plaza
West Paterson, NJ	88,913	05/03	1995	11,075	3	A&P Computer City

West Oaks Towne Centre
Ocoee, FL	66,539	03/01	2000	4,900	10	Michaels PETsMART

Westside Centre
Huntsville, AL	456,464	04/03	2002	29,350	31	(2)

Willoughby Hills Shopping Center
Willoughby Hills, OH	359,410	06/03	1985	14,480	14	Giant Eagle Sam’s Club

Windsor Court Shopping Center
Windsor Court, CT	72,880	02/03	1993	8,015	7	Stop N Shop

Winslow Bay Commons
Morresville, NC	255,798	11/03	2003	23,200	25	Ross Stores Linens N Things Dick’s Sporting Goods TJ Maxx

Woodstock Square
Atlanta, GA	218,859	06/01	2001	14,000	22	Kohl’s Old Navy Office Max

Wytheville Commons
Wytheville, VA	90,239	05/04	2004	5,590	17	Dollar Tree Goody’s Old Navy

Office

Logger Head Junction
Holmes Beach, FL	4,712	02/02	1980/1984	—	5	Manatee-Pinellas Title Co. Elliott & Associates

Single-User Retail

Bank First
Winter Park, FL	3,348	09/03	1990	—	1	Bank First

Bass Pro Outdoor World
Dania Beach, FL	165,000	06/02	1999	9,100	1	Bass Pro Outdoor World

Bi-Lo - Northside Plaza
Greenwood, SC	41,581	10/03	1999	2,200	1	Bi-Lo

Bi-Lo - Shelmore
Mt. Pleasant, SC	64,368	05/03	2002	6,350	1	Bi-Lo

Bi-Lo - Sylvania
Sylvania, GA	36,000	05/03	2002	2,420	1	Bi-Lo

BJ’S Wholesale Club
Charlotte, NC	99,792	05/03	2002	7,117	1	BJ’s Wholesale Club

Circuit City - Cary
Cary, NC	27,891	09/02	2000	3,280	1	Circuit City

Circuit City - Culver City
Culver City, CA	32,873	09/03	1998	$4,813	1	Circuit City

Circuit City - Highland Ranch
Highland Ranch, CO	43,480	09/03	1998	3,160	1	Circuit City

Circuit City - Olympia
Olympia, WA	35,776	09/03	1998	3,160	1	Circuit City

Circuit City-Rome
Rome, GA	33,056	06/02	2001	2,470	1	Circuit City

Circuit City - Vero Beach
Vero Beach, FL	33,243	06/02	2001	3,120	1	Circuit City

CVS Pharmacy - #6794-01
Ft. Worth, TX	10,908	05/03	1997	1,540	1	CVS Pharmacy

CVS Pharmacy - #6841-01
Wichita Falls, TX	9,504	05/03	1997	1,203	1	CVS Pharmacy

CVS Pharmacy - #6967-01
Richardson, TX	10,560	05/03	1997	1,338	1	CVS Pharmacy

CVS Pharmacy - #6974-01
Richardson, TX	10,560	05/03	1997	1,316	1	CVS Pharmacy

CVS Pharmacy - #6978-01
Wichita Falls, TX	9,504	05/03	1997	1,036	1	CVS Pharmacy

CVS Pharmacy - #6982-01
Dallas, TX	9,504	05/03	1997	1,097	1	CVS Pharmacy

CVS Pharmacy - #7440-01
Dallas, TX	9,504	05/03	1997	1,177	1	CVS Pharmacy

CVS Pharmacy - #7579-01
Richland Hills, TX	10,908	05/03	1997	1,521	1	CVS Pharmacy

CVS Pharmacy - #7678-01
River Oaks, TX	10,908	05/03	1997	1,546	1	CVS Pharmacy

CVS Pharmacy - #7709-01
Tyler, TX	9,504	05/03	1997	845	1	CVS Pharmacy

CVS Pharmacy - #5040-01
Kissimmee, FL	9,504	05/03	1997	1,407	1	CVS Pharmacy

CVS Pharmacy - #6226-01
Oklahoma City, OK	9,504	05/03	1997	1,005	1	CVS Pharmacy

CVS Pharmacy - #7785-01
Ft. Worth, TX	9,504	05/03	1997	941	1	CVS Pharmacy

CVS Pharmacy - #7804-01
Plano, TX	10,908	05/03	1997	1,445	1	CVS Pharmacy

CVS Pharmacy - #7642-01
Lake Worth, TX	9,504	05/03	1997	1,022	1	CVS Pharmacy

Eckerd Drug Store - #0234
Marietta, GA	10,880	05/03	1997	1,161	1	Eckerd Drug Store

Eckerd Drug Store - #0444
Gainesville, GA	10,594	05/03	1997	1,129	1	Eckerd Drug Store

Eckerd Drug Store - #2320
Snellville, GA	10,594	05/03	1997	1,271	1	Eckerd Drug Store

Eckerd Drug Store - #3449
Lawrenceville, GA	9,504	05/03	1997	$1,120	1	Eckerd Drug Store

Eckerd Drug Store - #5018
Amherst, NY	10,908	01/03	2000	1,582	1	Eckerd Drug Store

Eckerd Drug Store - #5661
Buffalo, NY	12,739	01/03	2000	1,777	1	Eckerd Drug Store

Eckerd Drug Store - #5786
Dunkirk, NY	10,908	01/03	2000	905	1	Eckerd Drug Store

Eckerd Drug Store - #5797
Cheektowaga, NY	10,908	01/03	2000	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6007
Connelsville, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6036
Pittsburgh, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6040
Monroeville, PA	12,738	01/03	1998	1,911	1	Eckerd Drug Store

Eckerd Drug Store - #6043
Monroeville, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6062
Harborcreek, PA	10,908	01/03	1999	1,418	1	Eckerd Drug Store

Eckerd Drug Store - #6089
Weirton, WV	10,908	01/03	2000	1,375	1	Eckerd Drug Store

Eckerd Drug Store - #6095
Cheswick, PA	10,908	01/03	2000	1,571	1	Eckerd Drug Store

Eckerd Drug Store - #6172
New Castle, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6193
Erie, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6199
Millcreek, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6257
Millcreek, PA	10,908	01/03	1999	640	1	Eckerd Drug Store

Eckerd Drug Store - #6286
Erie, PA	10,908	01/03	1999	1,601	1	Eckerd Drug Store

Eckerd Drug Store - #6334
Erie, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6392
Penn, PA	10,908	01/03	2000	1,636	1	Eckerd Drug Store

Eckerd Drug Store - #6695
Plum Borough, PA	10,908	01/03	1999	1,636	1	Eckerd Drug Store

Eckerd Drug Store - Blackstock
Spartanburg, SC	10,908	08/02	2002	1,492	1	Eckerd Drug Store

Eckerd Drug Store - Concord
Concord, NC	10,908	04/02	2002	1,234	1	Eckerd Drug Store

Eckerd Drug Store - Gaffney
Gaffney, SC	13,818	12/02	2003	—	1	Eckerd Drug Store

Eckerd Drug Store - Greenville
Greenville, SC	10,908	11/01	2001	$1,540	1	Eckerd Drug Store

Eckerd Drug Store - Perry Creek
Raleigh, NC	10,908	09/02	2003	1,565	1	Eckerd Drug Store

Eckerd Drug Store - Piedmont
Piedmont, SC	10,908	02/03	2000	1,100	1	Eckerd Drug Store

Eckerd Drug Store - Spartanburg
Spartanburg, SC	10,908	12/01	2001	1,542	1	Eckerd Drug Store

Eckerd Drug Store - Tega Cay
Tega Cay, SC	13,824	04/02	2002	1,678	1	Eckerd Drug Store

Eckerd Drug Store - Woodruff
Woodruff, SC	13,824	07/02	2002	1,561	1	Eckerd Drug Store

Goody’s Shopping Center
Augusta, GA	22,560	05/03	1999	1,185	1	Goody’s

Jo-Ann Fabrics
Alpharetta, GA	38,418	06/01	2000	2,450	1	Jo-Ann Fabrics

Just for Feet - Augusta
Augusta, GA	17,108	02/02	1999	1,668	1	(3)

Just For Feet - Covington
Covington, LA	15,590	02/02	1999	1,885	1	(3)

Just for Feet - Daytona
Daytona Beach, FL	22,255	08/01	1998	2,000	1	(3)

Kmart
Macon, GA	102,098	02/01	2000	4,655	1	(3)

Kroger - Cincinnati
Cincinnati, OH	56,634	09/03	1998	3,969	1	Kroger

Kroger - Grand Prairie
Grand Prairie, TX	60,835	09/03	1998	3,086	1	Kroger

Kroger - West Chester
West Chester, OH	56,083	09/03	1998	2,475	1	Kroger

Lowe’s Home Improvement
Warner Robbins, GA	131,575	02/01	2000	4,845	1	Lowe’s Home Improvement

Lowe’s Home Improvement - Baytown
Baytown, TX	125,357	09/03	1998	6,099	1	Lowe’s Home Improvement

Lowe’s Home Improvement - Cullman
Cullman, AL	101,287	09/03	1998	4,737	1	Lowe’s Home Improvement

Lowe’s Home Improvement- Houston
Houston, TX	131,644	09/03	1998	6,393	1	Lowe’s Home Improvement

Lowe’s Home Improvement - Steubenville
Steubenville, OH	130,497	09/03	1998	6,061	1	Lowe’s Home Improvement

Manchester Broad Street
Manchester, CT	68,509	10/03	1995/2003	7,205	1	Stop N Shop

PETsMART - Chattanooga
Chattanooga, TN	26,040	04/01	1995	1,304	1	PETsMART

PETsMART - Daytona Beach
Daytona Beach, FL	26,194	04/01	1996	1,361	1	PETsMART

PETsMART - Fredricksburg
Fredricksburg, VA	26,067	04/01	1997	$1,435	1	PETsMART

Rainbow Foods - Garland
Garland, TX	70,576	12/02	1994	—	1	(3)

Rainbow Foods - Rowlett
Rowlett, TX	63,117	11/02	1995/2001	—	1	(3)

Seekonk Town Center
Seekonk, MA	80,713	10/03	2003	6,100	1	Stop N Shop

Sofa Express
Duluth, GA	20,000	08/04	2004	—	1	Sofa Express

Super Wal-Mart - Alliance
Alliance, OH	200,084	09/03	1998	8,451	1	Wal-Mart

Super Wal-Mart - Greenville
Greenville, SC	200,084	09/03	1998	9,048	1	Wal-Mart

Super Wal-Mart - Winston-Salem
Winston-Salem, NC	204,931	09/03	1998	10,030	1	Wal-Mart

Vision Works
Plantation, FL	6,891	07/03	1989	—	1	Vision Works, Inc.

Walgreens
Port Huron, MI	15,120	08/03	2000	2,397	1	Walgreens

Wal-Mart/Sam’s Club
Worcester, MA	107,929	09/03	1998	7,938	1	Sam’s Club

Development Project

Market Place
Ft Meyers, FL	—	04/04	N/A	—

Total	33,032,030			$2,257,842

(1)	Major tenants include tenants leasing more than 10% of the gross leasable area (GLA) of a property.

(2)	No one single tenant exceeds 10% of the GLA.

(3)	A tenant in this property has filed a bankruptcy petition, rejected its lease and the space has not been re-leased.

(4)	Birkdale’s GLA includes retail, office and apartments. Number of tenants and major tenants listed are part of the retail space only.

(5)	Edgewater Town Center’s GLA includes retail and apartments. Number of tenants and major tenants listed are part of the retail space only.

NOTE:	See Schedule III in Item 8. Consolidated Financial Statements and Supplementary Data for initial property costs.

Physical Occupancy

Physical occupancy percentages are one of the financial indicators we utilize to monitor the income performance of our properties. As of December 31, 2004, our overall average occupancy was approximately 95%.

The majority of income from our properties consists of rent received under long-term leases. Most of the leases provide for the monthly payment of fixed minimum rent in advance and for payment by tenants of a pro rata share of real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the shopping center. Some of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant’s gross sales above predetermined thresholds.

The following table lists the approximate physical occupancy levels for our investment properties as of December 31, 2004, 2003 and 2002. N/A indicates that the property was not owned by us at the end of the period.

			December 31,
			2004		2003		2002
Name	Location	Type	(%)		(%)		(%)
440 Commons	Jersey City, NJ	NC	100		100		N/A
Aberdeen Square	Boynton Beach, FL	NC	100		100		100	*
Abernathy Square	Atlanta, GA	NC	97		99		91
Acworth Avenue	Acworth, GA	NC	73		73		73
Adams Farm	Greensboro, NC	NC	89	*	N/A		N/A
Aiken Exchange	Aiken, SC	NC	100		N/A		N/A
Albertsons at Bloomingdale Hills	Brandon, FL	NC	100		100		N/A
Alexander Place	Raleigh, NC	NC	88	*	N/A		N/A
Anderson Central	Anderson, SC	NC	96		99		99
Bank First	Winter Park, FL	SU	100		100		N/A
Barrett Pavilion	Kennesaw, GA	NC	100		100		N/A
Bartow Marketplace	Cartersville, GA	NC	100		100		100
Bass Pro Outdoor World	Dania Beach, FL	SU	100		100		100
Bellevue Place Shopping Center	Nashville, TN	NC	96	*	94	*	N/A
Bi-Lo - Asheville	Asheville, NC	NC	97		97		N/A
Bi-Lo - Northside Plaza	Greenwood, SC	SU	100		100		N/A
Bi-Lo - Shelmore	Mt. Pleasant, SC	SU	100		100		N/A
Bi-Lo - Southern Pines	Southern Pines, NC	NC	100		88	*	N/A
Bi-Lo - Sylvania	Sylvania, GA	SU	100		100		N/A
Birkdale Village	Charlotte, NC	NC	78		78	*	N/A
BJ’s Wholesale Club	Charlotte, NC	SU	100		100		N/A
Boynton Commons	Boynton Beach, FL	NC	100		100		100
Brandon Blvd. Shoppes	Brandon, FL	NC	100		100		89	*
Brick Center Plaza	Brick, NJ	NC	100		100		N/A
Bridgewater Marketplace	Orlando, FL	NC	100		91		96
Camfield Corners	Charlotte, NC	NC	100		96		N/A
Camp Hill Center	Harrisburg, PA	NC	100		100		N/A
Capital Crossing	Raleigh, NC	NC	100		100		N/A
Capital Plaza	Wake Forest, NC	NC	92		N/A		N/A
Carlisle Commons	Carlisle, PA	NC	100		99		N/A
Cascades Marketplace	Sterling, VA	NC	100		100		N/A
Casselberry Commons	Casselberry, FL	NC	86		90		94
Cedar Springs Crossing	Spartanburg, SC	NC	100		100		N/A
Center Pointe Plaza I	Easley, SC	NC	88	*	N/A		N/A
Chatham Crossing	Siler City, NC	NC	100		95		100
Chesterfield Crossings	Richmond, VA	NC	98		100		100

Chickasaw Trails Shopping Center	Orlando, FL	NC	100		100		100
Circuit City - Cary	Cary, NC	SU	100		100		100
Circuit City - Culver City	Culver City, CA	SU	100		100		N/A
Circuit City - Highland Ranch	Highland Ranch, CO	SU	100		100		N/A
Circuit City - Olympia	Olympia, WA	SU	100		100		N/A
Circuit City - Rome	Rome, GA	SU	100		100		100
Circuit City - Vero Beach	Vero Beach, FL	SU	100		100		100
Circuit City Plaza	Orlando, FL	NC	98		90		100	*
Citrus Hills	Citrus Hills, FL	NC	100		94		91	*
City Crossing	Warner Robins, GA	NC	99		100		100	*
Clayton Corners	Clayton, NC	NC	90		94	*	97	*
Clearwater Crossing	Flowery Branch, GA	NC	97		93		N/A
Colonial Promenade Bardmoor Center	Largo, FL	NC	89		89		N/A
Columbia Promenade	Kissimmee, FL	NC	100		100		93	*
Columbiana Station	Columbia, SC	NC	92		92		98
Commonwealth Center II	Richmond, VA	NC	91	*	94	*	N/A
CompUSA Retail Center	Newport News, VA	NC	100		100		100
Concord Crossing	Concord, NC	NC	100		100		N/A
Conway Plaza	Orlando, FL	NC	93		100		99
Cortez Plaza	Bradenton, FL	NC	98		93	*	N/A
CostCo Plaza	White Marsh, MD	NC	99		100		N/A
Countryside	Naples, FL	NC	98		86		85
Cox Creek Shopping Center	Florence, AL	NC	95		100	*	100	*
Creeks at Virginia Center	Richmond, VA	NC	100		99		N/A
Creekwood Crossing (V)	Bradenton, FL	NC	78		55		100
Crossroads Plaza	Lumberton, NJ	NC	100		100		N/A
Crystal Springs Shopping Center	Crystal Springs, FL	NC	100		100		100	*
CVS Pharmacy #6794-01	Ft. Worth, TX	SU	100		100		N/A
CVS Pharmacy #6841-01	Wichita Falls, TX	SU	100		100		N/A
CVS Pharmacy #6967-01	Richardson, TX	SU	100		100		N/A
CVS Pharmacy #6974-01	Richardson, TX	SU	100	**	100		N/A
CVS Pharmacy #6978-01	Wichita Falls, TX	SU	100		100		N/A
CVS Pharmacy #6982-01	Dallas, TX	SU	100		100		N/A
CVS Pharmacy #7440-01	Dallas, TX	SU	100		100		N/A
CVS Pharmacy #7579-01	Richland Hills, TX	SU	100	**	100		N/A
CVS Pharmacy #7678-01	River Oaks, TX	SU	100		100		N/A
CVS Pharmacy #7709-01	Tyler, TX	SU	100		100		N/A
CVS Pharmacy #5040-01	Kissimmee, FL	SU	100		100		N/A
CVS Pharmacy #6226-01	Oklahoma City, OK	SU	100		100		N/A
CVS Pharmacy #7785-01	Ft. Worth, TX	SU	100		100		N/A
CVS Pharmacy #7804-01	Plano, TX	SU	100		100		N/A
CVS Pharmacy #7642-01	Lake Worth, TX	SU	100		100		N/A
Cypress Trace (RD)	Ft. Meyers, FL	NC	87		N/A		N/A
David’s Bridal Center	Macon, GA	NC	100		N/A		N/A
Denbigh Village	Newport News, VA	NC	92	*	90	*	N/A
Douglasville Pavilion	Douglasville, GA	NC	83		100	*	100*
Downtown Short Pump	Richmond, VA	NC	91	*	96	*	N/A
Duvall Village	Bowie, MD	NC	100		99	*	100	*
East Hanover Plaza	East Hanover, NJ	NC	100		100		N/A
Eckerd Drug Store #0234	Marietta, GA	SU	100		100		N/A
Eckerd Drug Store #0444	Gainsville, GA	SU	100		100		N/A
Eckerd Drug Store #2320	Snellville, GA	SU	100		100		N/A
Eckerd Drug Store #3449	Lawrenceville, GA	SU	100		100		N/A

Eckerd Drug Store #5018	Amherst, NY	SU	100		100		N/A
Eckerd Drug Store #5661	Buffalo, NY	SU	100		100		N/A
Eckerd Drug Store #5786	Dunkirk, NY	SU	100		100		N/A
Eckerd Drug Store #5797	Cheektowaga, NY	SU	100		100		N/A
Eckerd Drug Store #6007	Connelsville, PA	SU	100		100		N/A
Eckerd Drug Store #6036	Pittsburgh, PA	SU	100		100		N/A
Eckerd Drug Store #6040	Monroeville, PA	SU	100		100		N/A
Eckerd Drug Store #6043	Monroeville, PA	SU	100		100		N/A
Eckerd Drug Store #6062	Harborcreek, PA	SU	100		100		N/A
Eckerd Drug Store #6089	Weirton, WV	SU	100		100		N/A
Eckerd Drug Store #6095	Cheswick, PA	SU	100		100		N/A
Eckerd Drug Store #6172	New Castle, PA	SU	100		100		N/A
Eckerd Drug Store #6193	Erie, PA	SU	100		100		N/A
Eckerd Drug Store #6199	Millcreek, PA	SU	100		100		N/A
Eckerd Drug Store #6257	Millcreek, PA	SU	100		100		N/A
Eckerd Drug Store #6286	Erie, PA	SU	100		100		N/A
Eckerd Drug Store #6334	Erie, PA	SU	100		100		N/A
Eckerd Drug Store #6392	Penn, PA	SU	100		100		N/A
Eckerd Drug Store #6695	Plum Borough, PA	SU	100		100		N/A
Eckerd Drug Store - Blackstock	Spartanburg, SC	SU	100		100		100
Eckerd Drug Store - Concord	Concord, NC	SU	100		100		100
Eckerd Drug Store - Gaffney	Gaffney, SC	SU	100		100		N/A
Eckerd Drug Store - Greenville	Greenville, SC	SU	100		100		100
Eckerd Drug Store - Perry Creek	Raleigh, NC	SU	100		100		N/A
Eckerd Drug Store - Piedmont	Piedmont, SC	SU	100		100		N/A
Eckerd Drug Store - Spartanburg	Spartanburg, SC	SU	100		100		100
Eckerd Drug Store - Tega Cay	Tega Cay, SC	SU	100		100		100
Eckerd Drug Store - Woodruff	Woodruff, SC	SU	100		100		100
Edgewater Town Center (RD)	Edgewater, NJ	NC	92		87		N/A
Eisenhower Crossing I & II	Macon, GA	NC	99		99	*	97	*
Fayette Pavilion I - IV	Fayetteville, GA	NC	94		98		N/A
Fayetteville Pavilion	Fayetteville, NC	NC	100		100		100	*
Flamingo Falls	Pembroke Pines, FL	NC	100		100		N/A
Forest Hills Centre	Wilson, NC	NC	98		100		97	*
Forestdale Plaza	Jamestown, NC	NC	84		86	*	85	*
Fountains	Plantation, FL	NC	72	*	79		N/A
Gateway Market Center	St. Petersburg, FL	NC	95		95		90
Gateway Plaza II - Conway	Conway, SC	NC	100		100	*	96	*
Gateway Plaza - Jacksonville	Jacksonville, NC	NC	91		91	*	96	*
Glenmark Centre	Morgantown, WV	NC	100		100		N/A
Golden Gate	Greensboro, NC	NC	89		93		90
Goldenrod Groves	Orlando, FL	NC	98		90		90
Goody’s Shopping Center	Augusta, GA	SU	100		100		N/A
Hairston Crossing	Decatur, GA	NC	100		100		100	*
Hampton Point	Taylors, SC	NC	100		97		100
Harundale Plaza	Glen Burnie, MD	NC	97		100	*	97	*
Heritage Pavilion	Smyrna, GA	NC	81		100		N/A
Hilliard Rome	Columbus, OH	NC	96		100		N/A
Hillsboro Square	Deerfield Beach, FL	NC	98		100		100	*
Hiram Pavilion	Hiram, GA	NC	100		95		N/A
Houston Square	Warner Robins, GA	NC	98	*	96	*	N/A
Jo-Ann Fabrics	Alpharetta, GA	SU	100		100		100

Jones Bridge Plaza	Norcross, GA	NC	100		100		96	*
Just for Feet - Augusta (V)	Augusta, GA	SU	0		100		100
Just for Feet - Covington (V)	Covington, LA	SU	0		100		100
Just for Feet - Daytona (V)	Daytona Beach, FL	SU	0		100		100
Kensington Place	Murfreesboro, TN	NC	97		95		N/A
Killearn Shopping Center	Tallahassee, FL	NC	99		100		N/A
Kmart (V)	Macon, GA	SU	0		0		100
Kroger - Cincinnati	Cincinnati, OH	SU	100		100		N/A
Kroger- Grand Prairie	Grand Prairie, TX	SU	100		100		N/A
Kroger - West Chester	West Chester, OH	SU	100		100		N/A
Lake Olympia Square	Ocoee, FL	NC	96		96		97
Lake Walden Square (V)	Plant City, FL	NC	58		55		94
Lakeview Plaza	Kissimmee, FL	NC	95		100		98
Lakewood Ranch	Bradenton, FL	NC	100		100		98	*
Largo Town Center	Upper Marlboro, MD	NC	96		98		N/A
Lexington Place	Lexington, SC	NC	100		100		N/A
Logger Head Junction	Holmes Beach, FL	NC	68		63		81
Loisdale Center	Springfield, VA	NC	100		100		N/A
Lowe’s Home Improvement	Warner Robbins, GA	SU	100		100		100
Lowe’s Home Improvement - Baytown	Baytown, TX	SU	100		100		N/A
Lowe’s Home Improvement - Cullman	Cullman, AL	SU	100		100		N/A
Lowe’s Home Improvement - Houston	Houston, TX	SU	100		100		N/A
Lowe’s Home Improvement - Steubenville	Steubenville, OH	SU	100		100		N/A
Manchester Broad Street	Manchester, CT	SU	100		100		N/A
Market Place	Ft. Meyers, FL	NC	Dev		N/A		N/A
Market Square	Douglasville, GA	NC	96		96	*	N/A
Marketplace at Mill Creek	Buford, GA	NC	94		94	*	N/A
McFarland Plaza	Tuscaloosa, AL	NC	99		99		97
Meadowmont Village Center	Chapel Hill, NC	NC	86	*	76	*	76	*
Melbourne Shopping Center	Melbourne, FL	NC	90		90		97
Merchants Square	Zephyrhills, FL	NC	93		96		100
Middletown Village	Middletown, RI	NC	95		87	*	N/A
Midway Plaza	Tamarac, FL	NC	80	*	92	*	N/A
Mill Pond Village	Cary, NC	NC	90	*	N/A		N/A
Monroe Shopping Center	Monroe, NC	NC	100		100		N/A
Mooresville Marketplace	Mooresville, NC	NC	91		N/A		N/A
Naugatuck Valley Shopping Center	Waterbury, CT	NC	100		100		N/A
Newnan Pavilion	Newnan, GA	NC	100		98		98
North Aiken Bi-Lo Center	Aiken, SC	NC	100		100		100
North Hill Commons	Anderson, SC	NC	100		100		N/A
Northlake Commons	Palm Beach Gardens, FL	NC	95		82	*	N/A
Northpoint Marketplace	Spartanburg, SC	NC	82		84	*	90	*
Oak Summit	Winston-Salem, NC	NC	100		96		N/A
Oakley Plaza	Asheville, NC	NC	98		97		N/A
Oleander Shopping Center	Wilmington, NC	NC	100		100		100
Overlook at King of Prussia	King of Prussia, PA	NC	100		100		N/A
Paradise Place	West Palm Beach, FL	NC	96		96		N/A
Paradise Promenade	Davie, FL	NC	87	*	N/A		N/A
Paraiso Plaza	Hialeah, FL	NC	90		88		N/A
PETsMART - Chattanooga	Chattanooga, TN	SU	100		100		100
PETsMART - Daytona Beach	Daytona Beach, FL	SU	100		100		100
PETsMART - Fredricksburg	Fredricksburg, VA	SU	100		100		100

Piedmont Plaza	Apopka, FL	NC	99		N/A		N/A
Plant City Crossing	Plant City, FL	NC	96		98	*	93	*
Plaza Del Paraiso	Miami, FL	NC	100		100		N/A
Pleasant Hill	Duluth, GA	NC	100		98		96	*
Pointe at Tampa Palms	Tampa, FL	NC	100		100		N/A
Presidential Commons	Snellville, GA	NC	100		100		100
Publix Brooker Creek	Palm Harbor, FL	NC	100		99		N/A
Rainbow Foods - Garland (V)	Garland, TX	SU	0		0		100
Rainbow Foods - Rowlett (V)	Rowlett, TX	SU	0		0		100
Redbud Commons	Gastonia, NC	NC	96		Dev		N/A
River Ridge	Birmingham, AL	NC	95		100		100
River Run	Miramar, FL	NC	100		99	*	N/A
Riverdale Shops	West Springfield, MA	NC	99		96		N/A
Riverstone Plaza	Canton, GA	NC	99		99		99	*
Rosedale Shopping Center	Huntersville, NC	NC	94		96	*	96	*
Route 22 Retail Shopping Center	Union, NJ	NC	100		100		N/A
Sand Lake Corners	Orlando, FL	NC	96		97		99	*
Sandy Plains Village	Roswell, GA	NC	89		92		N/A
Sarasota Pavilion	Sarasota, FL	NC	99		99		100	*
Seekonk Town Center	Seekonk, MA	SU	100		100		N/A
Sexton Commons	Fuquay Varina, NC	NC	96		100	*	91	*
Sharon Greens	Cumming, GA	NC	84		82	*	82	*
Sheridan Square	Dania, FL	NC	93		93		N/A
Shoppes at Citiside	Charlotte, NC	NC	97		95	*	90	*
Shoppes at Lake Dow	McDonough, GA	NC	89		91	*	N/A
Shoppes at Lake Mary	Lake Mary, FL	NC	100		94		100	*
Shoppes at New Tampa	Wesley Chapel, FL	NC	100		98	*	94	*
Shoppes at Oliver’s Crossing	Winston-Salem, NC	NC	93		78	*	N/A
Shoppes at Paradise Pointe	Ft. Walton Beach, FL	NC	87		81	*	N/A
Shoppes at Wendover Village I	Greensboro, NC	NC	96		N/A		N/A
Shoppes of Ellenwood	Ellenwood, GA	NC	100		95		N/A
Shoppes of Golden Acres	Newport Richey, FL	NC	100		96		74
Shoppes of Lithia	Brandon, FL	NC	100		100		N/A
Shoppes on the Circle	Dothan, AL	NC	97		97	*	96	*
Shoppes on the Ridge	Lake Wales, FL	NC	81		Dev		N/A
Skyview Plaza	Orlando, FL	NC	99		99		100
Sofa Express	Duluth, GA	SU	100		N/A		N/A
Sony Theatre Complex	East Hanover, NJ	NC	84		100		N/A
Southampton Village	Tyrone, GA	NC	98	*	Dev		N/A
Southlake Pavilion	Morrow, GA	NC	100		100		99	*
Southlake Shopping Center	Cornelius, NC	NC	100		99	*	97	*
Southwood Plantation	Tallahassee, FL	NC	92		Dev		N/A
Spring Mall Center	Springfield, VA	NC	100		100		N/A
Springfield Park	Lawrenceville, GA	NC	100		100		N/A
Squirewood Village	Dandridge, TN	NC	97		86		N/A
Steeplechase Plaza	Ocala, FL	NC	95		93		100
Stonebridge Square	Roswell, GA	NC	100		100		99
Stonecrest Marketplace	Lithonia, GA	NC	100		97	*	N/A
Super Wal-Mart - Alliance	Alliance, OH	SU	100		100		N/A
Super Wal-Mart - Greenville	Greenville, SC	SU	100		100		N/A
Super Wal-Mart - Winston-Salem	Winston-Salem, NC	SU	100		100		N/A
Suwanee Crossroads	Suwanee, GA	NC	91		94	*	N/A
Sycamore Commons	Matthews, NC	NC	99		93	*	93	*

Sycamore Commons Outlot I & II	Matthews, NC	NC	100		N/A		N/A
Target Center	Columbia, SC	NC	100		100		100
Tequesta Shoppes Plaza	Tequesta, FL	NC	95	*	93	*	N/A
Thompson Square Mall	Monticello, NY	NC	100		N/A		N/A
Town & Country	Knoxville, TN	NC	100		99		N/A
Town Center Commons	Kennesaw, GA	NC	94		94		93
Turkey Creek I & II	Knoxville, TN	NC	99		92		100	*
Universal Plaza	Lauderhill, FL	NC	97		95		99	*
Valley Park Commons	Hagerstown, MD	NC	89		89		N/A
Venture Pointe	Duluth, GA	NC	100		100		100	*
Village Center	Mt. Pleasant, WI	NC	97		95	*	N/A
Village Crossing	Skokie, IL	NC	99	*	99	*	N/A
Village Square at Golf	Boynton Beach, FL	NC	84		95	*	92
Vision Works	Plantation, FL	SU	100		100		N/A
Wakefield Crossing	Raleigh, NC	NC	88		88	*	98	*
Walgreens	Port Huron, MI	SU	100		100		N/A
Walks at Highwood Preserve I & II	Tampa, FL	NC	99		100	*	96	*
Wal-Mart/Sam’s Club	Worcester, MA	SU	100		100		N/A
Ward’s Crossing	Lynchburg, VA	NC	98		98	*	98	*
Warwick Center	Warwick, RI	NC	89		N/A		N/A
Watercolor Crossing	Tallahassee, FL	NC	83		Dev		N/A
Waterfront Marketplace/Town Center	Homestead, PA	NC	100		100		N/A
West Falls Plaza	West Paterson, NJ	NC	100		100		N/A
West Oaks Towne Center	Ocoee, FL	NC	100		100		95
Westside Centre (V)	Huntsville, AL	NC	96		89	*	N/A
Willoughby Hills Shopping Center	Willoughby Hills, OH	NC	100		100		N/A
Windsor Court Shopping Center	Windsor Court, CT	NC	100		100		N/A
Winslow Bay Commons	Mooresville, NC	NC	96		90		N/A
Woodstock Square	Atlanta, GA	NC	100		98		100	*
Wytheville Commons	Wytheville, VA	NC	100		N/A		N/A

Type of Property

NC	Neighborhood and Community Multi-Tenant Retail Shopping Center
SU	Single-User Property
Dev	Development

Information Notes

*

As part of the purchase of these properties, we are entitled to receive payments in accordance with master lease agreements for tenant space, which was not producing revenue either at the time of, or subsequent to the purchase. The master lease agreements cover rental payments due for a period ranging from one to three years from the purchase date. The percentages in the table above do not include non-revenue producing space covered by the master lease agreements. For those properties which are covered by a master lease agreement, our financial occupancy ranges from 83% to 100% as of December 31, 2004.

**	The lease for this space was assumed by CVS. They continue to pay rent although the space is currently vacant.

(V)

Property includes bankrupt tenant with greater than 10,000 square feet vacant. We are aggressively marketing space vacated by bankrupt tenants. Our efforts include working with firms which specialize in re-tenanting this type of space. Whenever possible, we attempt to minimize the initial cost to re-tenant space which has been vacated by bankrupt tenants.

(RD)	Redevelopment property.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 29, 2004, we filed with the Securities and Exchange Commission a final 2004 Proxy Statement pursuant to which we requested our shareholders to ratify and approve the following matters:

•      Election of seven individuals to serve as our directors.

•                  The appointment of KPMG LLP as our independent registered public accounting firm for 2004.

•                  The amendment and restatement of our charter.

•                  The ratification of our entry into the merger agreement and the merger.

At the 2004 Annual Shareholders’ Meeting held on December 20, 2004, the results of the vote were as follows for each of the above matters:

•                  Our shareholders approved the following persons to be elected to our Board of Directors: Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Richard P. Imperiale, Robert D. Parks, Barry L. Lazarus and Brenda G. Gujral. Messrs. Deighan, Masick, Rosenthal, Parks and Lazarus served as directors prior to our annual meeting. On September 10, 2004, we increased the size of our Board of Directors from five to eight directors and amended our by-laws to provide that the size of our Board of Directors may not be changed without the approval of at least 80% of our directors then in office. Mr. Imperiale and Ms. Gujral were nominated and elected to fill two of the three new Board positions. We expect to fill the final Board position at a later date. The following table details the results of this vote:

Director	# Shares For	% Shares For	# Shares Against	% Shares Against
Daniel K. Deighan	160,620,540	98.93%	1,736,740	1.07%
Kenneth E. Masick	160,644,183	98.94%	1,713,097	1.06%
Michael S. Rosenthal	160,523,880	98.87%	1,833,400	1.13%
Richard P Imperiale	160,565,612	98.90%	1,791,668	1.10%
Robert D. Parks	160,620,140	98.93%	1,737,140	1.07%
Barry L. Lazarus	160,528,018	98.87%	1,829,262	1.13%
Brenda G. Gujral	160,548,001	98.89%	1,809,279	1.11%

•                  Our shareholders approved the selection of KPMG LLP as our independent registered public accounting firm to examine our consolidated financial statements for our 2004 fiscal year. KPMG LLP has served as our independent registered public accounting firm since our formation in 1998, and we believe that they are knowledgeable about our operations and accounting practices and are well qualified to act as our independent registered public accounting firm. The following table details the results of this vote:

	# Shares	% Shares
For	158,538,745	97.65%
Against	1,070,744	0.66%
Abstain	2,747,791	1.69%

•                  Our shareholders approved the amendment and restatement of our charter. The amendment ensures that our corporate governance documents properly reflect the effects of the merger of the acquired companies, and our transition toward becoming a self-administered real estate investment trust. The amended and restated charter was effective upon the closing of the merger on December 29, 2004. The following table details the results of this vote:

	# Shares	% Shares
For	155,747,773	95.93%
Against	1,723,423	1.06%
Abstain	4,886,084	3.01%

•                  Our shareholders ratified our entry into the merger agreement and the merger. Refer to Item 1 above for further details of the transaction. The following table details the results of this vote:

	# Shares	% Shares
For	156,716,033	96.53%
Against	1,997,175	1.23%
Abstain	3,644,072	2.24%

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for our shares of common stock. In connection with the merger, an independent financial adviser rendered an opinion in December 2004 that the $10.00 per share price paid for the acquired companies was fair from a financial point of view. Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system. Based upon currently available information as of March 2005, and after taking into consideration the accretive effect of the merger and the current and projected performance of our business, we estimate the minimum fair market value of our shares to be $10.75 per share. In determining this estimate, we based our conclusion on a number of factors, with two predominant ones. First, in connection with the merger opinion, the independent financial adviser used several methods to value our shares, and a $10.75 share price fell within the range of values under such methods. Second, our shares recently have been trading in a “secondary trading market” at a price in excess of $10.75 per share. Although we estimate that the minimum fair market value of our shares as of March 2005 to be $10.75 per share, there can be no assurances that our shareholders could sell any or all of their shares for $10.75 per share, or that our shares would trade at such a price if we were to list on a national securities exchange or become quoted in an inter-dealer quotation system.

We provide the following programs to facilitate investment in the shares and to provide limited liquidity for shareholders until such time as a market for the shares develops.

The distribution reinvestment program (DRP), subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. During 2004, participants could acquire shares under the DRP at a price equal to 95% of the “market price” of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be appropriately amended. As of December 31, 2004, we distributed 21,278,452 shares pursuant to the DRP for an aggregate of $202,146. On February 1, 2005, our Board of Directors amended and restated our DRP to increase the share acquisition price under the DRP to $10.25 per share for all transactions thereunder, effective April 7, 2005.

The share repurchase program (SRP), subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us. On January 22, 2004, our Board of Directors increased the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2004 to two percent (2%) of the weighted average of our outstanding shares as of December 31, 2003. For 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004. During 2004, the prices at which shares could be sold back to us were as follows:

•                  One year from the purchase date, at $9.25 per share;

•                  Two years from the purchase date, at $9.50 per share;

•                  Three years from the purchase date, at $9.75 per share; and

•                  Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our “funds available for distribution” per weighted average shares outstanding for the prior calendar year.

On February 1, 2005, our Board of Directors amended and restated our SRP to increase the share repurchase price under the SRP to $10.25 per share for all share repurchases, effective March 15, 2005.

We will make repurchases under the SRP, if requested, at least once quarterly in the order in which received. Funding for the SRP will come exclusively from proceeds that we receive from the sale of shares under the DRP and such other operating funds, if any, as our Board of Directors, at its sole discretion, may reserve for this purpose.

Our Board of Directors, at its sole discretion, may choose to terminate the SRP, or reduce the number of shares repurchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the Board of Directors to eliminate or reduce the SRP will require a majority vote of the directors.

We cannot guarantee that the funds set aside for the SRP will be sufficient to accommodate all requests made each year. If no funds are available for the SRP when repurchase is requested, the shareholder may: (i) withdraw the request; or (ii) ask that we honor the request at such time, if any, when funds are available. Such pending requests will be honored in the order in which received.

There is no requirement that shareholders sell their shares to us. The SRP is only intended to provide interim liquidity for shareholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or a merger with a listed company. No assurance can be given that any such liquidity event will occur.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of December 31, 2004, 3,367,019 shares have been repurchased for an aggregate cost of $31,731.

The following table outlines the stock repurchases made during the fourth quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1, 2004 – October 31, 2004	124,121	$9.48	124,121	2,228,757
November 1, 2004 – November 30, 2004	173,735	9.46	173,735	2,055,022
December 1, 2004 – December 31, 2004	240,241	9.42	240,241	1,814,781
Total	538,097		538,097

(1)          For 2004, the Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2003. The share limit for 2004 was 3,857,496.

Shareholders

As of March 10, 2005 there were 58,916 shareholders of record.

Distributions

We have been paying monthly distributions since June 1999. The table below depicts the distribution levels from our inception. The rate shown is the annual per share amount.

Rate (per share per annum)	Date Declared	Date Distributed
$0.70	Jun 1, 1999	Jun 7, 1999
0.73	Jul 1, 1999	Aug 1, 1999
0.75	Nov 1, 1999	Dec 7, 1999
0.76	Apr 1, 2000	May 7, 2000
0.77	Aug 1, 2000	Sep 7, 2000
0.78	Oct 1, 2000	Nov 7, 2000
0.80	Dec 1, 2000	Jan 7, 2001
0.81	Sep 1, 2001	Oct 7, 2001
0.82	Apr 1, 2002	May 7, 2002
0.83	Aug 1, 2002	Sep 7, 2002

We declared distributions to our shareholders of $0.83 per year per diluted weighted average number of shares outstanding during the years ended December 31, 2004, 2003 and 2002. Of these amounts, $0.48, $0.51 and $0.52 qualify as distributions taxable as ordinary income and $0.35, $0.32 and $0.31 constitute a return of capital for Federal income tax purposes for the years ended December 31, 2004, 2003 and 2002, respectively.

In September 1998, our former advisor purchased from us 20,000 shares for $10.00 per share, for an aggregate purchase price of $200, in connection with our organization. Our former advisor also made a capital contribution to our operating partnership, Inland Retail Real Estate Limited Partnership in the amount of $2 in exchange for 200 LP common units of the operating partnership. No selling commissions or other consideration was paid in connection with such sales, which were consummated without registration under the act, in reliance upon the exemption from registration in Section 4(2) of the Act as transactions not involving any public offering. On August 1, 2004, our former advisor transferred 20,000 shares to Inland Real Estate Investment Corporation. On December 29, 2004, a subsidiary of ours was merged with our former advisor at which time the 200 LP common units were reacquired as part of the transaction.

Options to purchase an aggregate of 20,000 shares at an exercise price of $9.05 per share have been granted to the Independent Directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 shares by each of the independent directors plus options for 500 shares each on the date of the first annual shareholders’ meeting and 500 shares each on the date of each annual shareholders meeting thereafter). Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. None of such options have been exercised, therefore, no shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

We have registered, pursuant to registration statements under the Act, 280,000,000 common shares at $10.00 per share, subject to discounts in certain cases, which includes up to 70,000,000 shares at $9.50 per share pursuant to our DRP; 10,000,000 Soliciting Dealer Warrants at $0.0008 per Soliciting Dealer Warrant; and 10,000,000 shares issuable upon exercise of the Soliciting Dealer Warrants at an exercise price of $12.00 per share.

As of December 31, 2004, we sold the following securities in our offerings for the following aggregate offering prices.

•	213,679,534	Shares on a best effort basis for $2,131,262;
•	21,278,452	Shares pursuant to the DRP for $202,146;
•	8,550,767	Soliciting Dealer Warrants for $7;
•	0	Shares pursuant to the exercise of Soliciting Dealer Warrants; and repurchased the following securities for the following amounts:
•	(3,367,019)	Shares repurchased pursuant to the share repurchase program for $31,731, for a net total of 231,590,967 shares for $2,301,684 of gross offering proceeds from the offerings as of December 31, 2004.

The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our former advisor for $200 and transferred to Inland Real Estate Investment Corporation on August 1, 2004 or the 19,700,060 shares issued as part of the December 29, 2004 merger.

From February 11, 1999, which was the effective date of our first offering, through December 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expenses	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$194,194	A
Other expenses to affiliates	2,762	A
Other expenses paid to non-affiliates	18,248	A
Total expenses	$215,204

The net offering proceeds for our offerings and including shares distributed with the merger, after deducting the total expenses paid described above, are $2,283,680.

The underwriting discounts and commissions, and the expenses paid to our underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$91,800	A
Purchase of real estate, net of financing proceeds	1,047,814	A
Repayment of indebtedness	722,778	A
Working capital (currently)	309,357	E
Temporary investments (currently)	111,931	A

Of the amount used for purchases of real estate $10,502 was paid to affiliates of our former advisor in connection with the acquisitions of properties from such affiliates. Pending purchase of real estate, we temporarily invest net offering proceeds in short-term, interest-bearing accounts.

Item 6. Selected Financial Data

For the years ended December 31, 2004, 2003, 2002, 2001 and 2000

(Dollars in thousands, except for per share amounts)
(not covered by the Report of Independent Registered Public Accounting Firm)

	2004	2003	2002	2001	2000

Total assets	$4,294,657	4,070,028	1,767,688	631,588	218,188

Mortgages payable	$2,268,276	2,027,897	675,622	313,499	108,400

Total operating income	$28,951	130,357	48,380	15,389	9,298

Net (loss) income available to common shareholders	$(80,677)	69,836	27,495	7,993	2,061

Net (loss) income per common share,
basic and diluted (a)	$(0.35)	0.36	0.39	0.37	0.24

Distributions declared	$190,631	160,350	58,061	17,491	6,615

Distributions paid	$188,698	152,888	52,156	15,963	6,099

Distributions per common share (a)	$0.83	0.83	0.83	0.81	0.77

Funds From Operations (a)(b)	$54,408	151,716	55,374	16,345	6,647

Cash flows provided by operating activities	$185,807	149,130	55,594	17,427	5,365

Cash flows used in investing activities	$(289,512)	(2,086,164)	(851,249)	(303,286)	(67,068)

Cash flows provided by financing activities	$106,821	1,898,481	906,098	285,729	71,499

Weighted average number of common shares outstanding, basic and diluted	228,027,666	192,874,787	70,243,809	21,682,783	8,590,250

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)          The net income and distributions per share are based upon the weighted average number of common shares outstanding. The $0.83 per share distribution declared for the year ended December 31, 2004, represents 350.4% of our funds from operations or FFO. See Footnote (b) below for information regarding our calculation of FFO. Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain. The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares. For the year ended December 31, 2004, $79,702 (or approximately 41.8% of the $190,631 distribution declared for 2004) represented a return of capital. The balance of the distribution constitutes ordinary income. In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income, or approximately $99,800 for 2004. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

(b)         One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under generally accepted accounting principles in the United States of America, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of REITs, also known as “NAREIT”, an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO” for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly-titled measures presented by other REITs. FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity  FFO is calculated as follows:

	2004	2003	2002	2001	2000
Net (loss) income	$(80,677)	$69,836	$27,495	$7,993	$2,061
Depreciation	114,958	75,829	26,602	8,324	4,582
Amortization related to investment properties	20,127	6,051	1,277	28	4

Funds From Operations	$54,408	$151,716	$55,374	$16,345	$6,647

On December 29, 2004, we concluded the merger described in Item 1. Business. The terminated contract costs of $144,200 included therein and also reflected in our Consolidated Financial Statements has the effect of reducing our FFO by this amount in 2004. The terminated contract costs were determined by an independent firm we engaged to provide valuation services related to the consideration paid in acquiring the merged companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment and management of neighborhood and community shopping centers. Our properties are predominantly in Florida, Georgia, North Carolina and South Carolina. We also have a significant presence in 21 other states, primarily in the eastern half of the country, with some triple-net leased properties west of the Mississippi River. Our properties consist of anchor, credit and local tenants who provide basic household needs such as groceries, prescription drugs and related items and discount goods used by consumers for every day needs. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

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

We own 276 properties, 18 of which were acquired in 2004. We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties.

Hurricane Damage

Between August 13, 2004 and September 25, 2004, four hurricanes: Charley, Frances, Ivan and Jeanne hit the southeast region of the United States. In the paths of these hurricanes, 34 of our properties, with approximately 4.3 million square feet, sustained wind and water damage. Certain buildings also incurred minimal damage to the exterior and minor landscape damage. Total repair and clean-up costs are estimated to be approximately $780 and we are anticipating approximately $250 in insurance reimbursements.

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most “critical” to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions. Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases),  and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships. As of December 31, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements. We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant. We use independent appraisals or management’s estimates to determine the respective property values. Factors considered by management in determining the property’s as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months. Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses. We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. This discount rate is based upon a “risk free rate” adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

Impairment of Investment Properties. We conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the property’s carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. Subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

During the fourth quarter of 2004, we recorded an asset impairment of $2,056 related to an approximately 17,000 square foot, single-user retail property located in Augusta, GA. The tenant filed for bankruptcy in May 2004, rejected the lease and vacated the property. During the fourth quarter of 2004, and after our diligent efforts to re-tenant the property, we decided that redeveloping the property was the most appropriate choice to enhance shareholder value.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding five thousand dollars which were deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment property’s classification as an asset to building and improvements. In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes. We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy. It is our judgment that when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Building and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements as a component of depreciation and amortization expense. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Leasing costs are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis over the life of the related loan as a component of interest expense.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001. This allocation was applied to the 253 properties purchased subsequent to June 30, 2001. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about uncertain inherent factors.

Goodwill. We have recorded goodwill as part of the merger transaction. These amounts are not amortized, per SFAS 141 Business Combinations, but will be reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.

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

Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively or positively affected and would be adjusted appropriately. Due to a revision of the 2003 estimate in 2004, tenant recovery income was reduced by $5,299.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to non-revenue producing spaces either at the time of or subsequent to the purchase. GAAP requires that as these payments are received they are recorded as a reduction to the purchase price rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of non-revenue producing spaces on rent and occupancy assumptions used in the valuation of the investment property. Master lease payments are received through a draw of funds escrowed at the time of purchase and are for a period of one to three years. There is no assurance that upon the expiration of the master lease agreements the valuation factors assumed by us pertaining to rent and occupancy will be met. Should the actual results differ from our judgment, the property valuation could be either negatively or positively affected and would be adjusted appropriately.

Valuation of Accounts and Rents Receivable. We take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amount outstanding, payment history, and the financial strength of each tenant, which taken as a whole determine the valuation. There is no assurance that assumptions made by us will be met. Should the actual collection results differ from our judgment, the estimated allowance could be negatively affected and would be adjusted appropriately. We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,263 as of December 31, 2004) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($740 as of December 31, 2004). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness. Generally, our cash needs for acquisitions have been funded by the sale of shares of common stock and cash raised through financing each property purchased. Operating needs, including payment of debt service have been met through cash flow generated by our properties. Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds. During 2005, we expect to generate in excess of $40,500 in financing from properties that we have already acquired. In addition, we will benefit from financing each new acquisition at approximately 50% to 55% of acquisition cost. At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financings, we estimate we could purchase an additional $200,000 in real estate in 2005.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, real estate taxes and insurance. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that demands to meet our obligations related to capital improvements with respect to properties can be met with funds from operations and working capital. We also anticipate that proceeds from operations will be sufficient to allow us to make monthly debt service payments and continue paying monthly distributions to shareholders.

Liquidity

During 2003, we worked with three financial institutions to obtain a $200,000 unsecured line of credit which matured on May 14, 2004. On May 7, 2004, we elected to renew the line of credit in the amount of $100,000 of which $25,000 was outstanding at December 31, 2004. This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000 if the need arises. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with those covenants for the reporting period ending December 31, 2004. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements. We had a smaller line of credit in the amount of $14,000 which matured on March 27, 2004 for which we paid off the funds outstanding and elected not to renew this line of credit.

Offerings. In our three offerings we have publicly offered a total of 280,000,000 shares of common stock at $10.00 per share, which includes 70,000,000 shares to participants in our DRP at $9.50 a share, 10,000,000 soliciting dealer warrants issuable by Inland Securities Corporation, the managing dealer, at the rate of one soliciting dealer warrant (for a price of $0.0008 per warrant) for each 25 shares sold and 10,000,000 shares issuable upon exercise of soliciting dealer warrants issued at a price of $12.00 per share. A total of 231,590,967 shares have been sold to the public yielding gross proceeds of $2,301,684. Our former advisor purchased 20,000 shares for $200 in September 1998 which were transferred to Inland Real Estate Investment Corporation on August 1, 2004. As of December 29, 2004, we were merged with our former advisor and property manager and we issued 19,700,060 shares resulting in additional capital of $197,000. As of March 10, 2005, we have sold 24,138,103 shares pursuant to the DRP for $229,312. As of March 10, 2005, we have repurchased 3,877,279 shares for $36,637, pursuant to the SRP.

Shareholder Liquidity

The DRP, subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance. During 2004, participants could acquire shares under the DRP at a price equal to 95% of the “market price” of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, the DRP will be appropriately amended. As of December 31, 2004, we distributed 21,278,452 shares pursuant to the DRP for an aggregate of $202,146. Effective April 7, 2005, we increased the share acquisition price under the DRP to $10.25 per share.

The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us. On January 22, 2004, we increased the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2004 to two percent (2%) of the weighted average of our outstanding shares as of December 31, 2003. For 2005, we established the limitation on the number of shares that could be acquired by us through the SRP at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004. During 2004, the prices at which shares could be sold back to us were as follows:

•                  One year from the purchase date, at $9.25 per share;

•                  Two years from the purchase date, at $9.50 per share;

•                  Three years from the purchase date, at $9.75 per share; and

•                  Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our “funds available for distribution” per weighted average shares outstanding for the prior calendar year.

Effective March 15, 2005, we increased the share repurchase price under the SRP to $10.25 per share.

In connection with the merger, an independent financial adviser rendered an opinion in December 2004 that the $10.00 per share price paid for the acquired companies was fair from a financial point of view. Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system. Based upon currently available information as of March 2005, and after taking into consideration the accretive effect of the merger and the current and projected performance of our business, we estimate the minimum fair market value of our shares to be $10.75 per share. In determining this estimate, we based our conclusion on a number of factors, with two predominant ones. First, in connection with the merger opinion, the independent financial adviser used several methods to value our shares, and a $10.75 share price fell within the range of values under such methods. Second, our shares recently have been trading in a “secondary trading market” at a price in excess of $10.75 per share. Although we estimate that the minimum fair market value of our shares as of March 2005 to be $10.75 per share, there can be no assurances that our shareholders could sell any or all of their shares for $10.75 per share, or that our shares would trade at such a price if we were to list on a national securities exchange or become quoted in an inter-dealer quotation system.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares. Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws. As of December 31, 2004, 3,367,019 shares have been repurchased for an aggregate cost of $31,731.

The following table outlines the stock repurchases made during the fourth quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1, 2004 – October 31, 2004	124,121	$9.48	124,121	2,228,757
November 1, 2004 – November 30, 2004	173,735	9.46	173,735	2,055,022
December 1, 2004 – December 31, 2004	240,241	9.42	240,241	1,814,781
Total	538,097		538,097

(1)          For 2004, the Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2003. The share limit for 2004 was 3,857,496.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on the weighted average shares outstanding. Operating cash flow is expected to increase as additional properties are added to our portfolio.

We seek to balance the financial risk and return to our shareholders by leveraging our properties at approximately 50% to 55% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

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

Cash Flows from Operating Activities

Net cash generated from operating activities was $185,807, $149,130 and $55,594 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2004 compared to prior years is due primarily to the additional rental revenues and income generated from the operations of 276 properties owned during the year ended December 31, 2004, compared to 258 properties owned during the year ended December 31, 2003 and 106 properties owned during the year ended December 31, 2002.

As of March 10, 2005, we had approximately $90,000 available for investment in additional properties. As of March 10, 2005, we are considering the acquisition of approximately $90,000 in properties. We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

Net cash generated from operating activities for the year ended December 31, 2004 differs from operating income due to the terminated contract costs of $144,200, which is a non-recurring type of transaction.

Cash Flows from Investing Activities

Cash flows used in investing activities were $289,512, $2,086,164, and $851,249 for the years ended December 31, 2004, 2003 and 2002, respectively. The cash flows used in investing activities were primarily for the acquisition of 18, 152 and

67 properties for $312,085, $2,018,854 and $745,173 during the years ended December 31, 2004, 2003 and 2002, respectively.

Our investment in securities at December 31, 2004, 2003 and 2002 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value. We purchased investment securities in the year ended December 31, 2004 in the amount of $4,498, and increased our margin account by $2,069. We purchased investment securities in the year ended December 31, 2003 in the amount of $144 and decreased our margin account by $3,403. We purchased investment securities of $1,126 and increased our margin account by $241 for the same period in 2002.

In 2005, we will incur construction costs related to several development projects that were in progress as of December 31, 2004, as well as others which we may undertake during the year. The expected aggregate costs to be paid related to the projects in progress at December 31, 2004 are approximately $123,000, of which approximately $98,500 had been incurred as of December 31, 2004.

Cash Flows from Financing Activities

Cash provided by financing activities was $106,821, $1,898,481 and $906,098 for the years ended December 31, 2004, 2003 and 2002, respectively. We generated proceeds from the sale of shares, net of offering costs and the repurchase of shares, of $78,944, $914,297 and $775,314 for the years ended December 31, 2004, 2003 and 2002, respectively. We also generated $343,878, $1,211,100 and $367,830 from the issuance of new notes, for which mortgages were secured by 40, 152 and 43 of our properties for the years ended December 31, 2004, 2003 and 2002, respectively. The increased capital balances and increased dividend rate from $0.75 per share to $0.83 per share over the three years ended December 31, 2004 resulted in the increases in dividends declared. We also used $101,687, $110,260 and $179,581 for the pay-down of 6, 12 and 11 mortgages and notes secured by our properties for the years ended December 31, 2004, 2003 and 2002, respectively.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity, fund capital expenditures, expand our real estate investment portfolio and conduct operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings, available line of credit, funds from a possible joint venture transaction, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire additional properties.

As of March 10, 2005, we are considering the acquisition of ten properties and have approximately $90,000 in cash available to acquire them. We believe these funds, in addition to intended financings, anticipated DRP proceeds, funds from a possible joint venture transaction, together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these acquisitions.

Contractual Obligations and Commercial Commitments

The tables below disclose our contractual obligations and commercial commitments as of the year ended December 31, 2004.

Contractual Obligations:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt (1):
Fixed rate principal payments	$2,013,626	$13,371	$137,652	$556,722	$1,305,881
Fixed rate interest payments	560,387	103,626	198,413	165,942	92,406
Variable rate principal payments	269,216	30,000	203,241	35,975	—
Purchase obligations (2)	74,970	74,970	—	—	—
Operating lease obligation (3)	62,625	625	1,200	1,200	59,600
Total contractual obligations	$2,980,824	$222,592	$540,506	$759,839	$1,457,887

(1)

Interest payments on variable rate mortgages payable are not included in the schedule above. See Note 6. Mortgages and Notes Payable of our Consolidated Financial Statements for details relating to variable rate mortgages.

(2)

Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties. Purchase obligations related to outstanding purchase orders at December 31, 2004 are not significant and are not included in total purchase obligations. Earnouts represent portions of a property that were not rent producing at the time we acquired the original property. We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.

(3)	Operating lease obligation includes a 48 year ground lease.

Commercial Commitments:

		Commitments by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Guarantees (1)	$18,515	$5,000	$12,290	$1,225	$—
Letters of credit	3,190	—	3,190	—	—
Total commercial commitments	$21,705	$5,000	$15,480	$1,225	$—

(1)	Guarantees represents guarantees on loans that are secured by eight of our properties.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings, draws on restricted reserves and anticipated DRP proceeds.

We currently intend to purchase ten additional properties and land for future developments for a total of approximately $90,000, but there can be no assurance that we will acquire these properties. These acquisitions have been approved by our Board of Directors.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates

On December 29, 2004, we completed the acquisition of our property managers and advisor, taking a substantial step towards becoming a self-administered real estate investment trust. In connection with the merger, we entered into several service and other agreements with Inland related parties. Refer to Item 1 for details of the transaction and the related party service and other agreements.

As of December 31, 2004 and 2003, we had incurred $215,204 and $215,055 respectively, of offering costs, of which $196,956 was paid to affiliates of our former advisor, none of which was unpaid at December 31, 2004 and 2003. In accordance with the terms of the offerings, our former advisor had guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of

5.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2004 and 2003, offering costs did not exceed the 5.5% and 15% limitations.

Prior to the merger, our former advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our former advisor and its affiliates relating to the offerings. In addition, an affiliate of our former advisor was entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the shareholders’ equity accounts and total none, $84,803 and $79,615 for the years ended December 31, 2004, 2003 and 2002, respectively, of which none was unpaid as of December 31, 2004 and 2003.

Prior to the merger, our former advisor and its affiliates were entitled to reimbursements for general and administrative expenses incurred relating to our administration. Such costs are expensed as part of general and administrative expenses or capitalized as part of property acquisitions. During the years ended December 31, 2004, 2003 and 2002 we incurred $3,351, $3,250 and $1,703, respectively, of which $527 and $551 remained unpaid as of December 31, 2004 and 2003, respectively.

An affiliate of our former advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses. An agreement allowed for annual fees totaling 0.03% of the first $1 billion of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of one hundred seventy-five dollars per loan. The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100. Such fees totaled $407, $290 and $145 for the years ended December 31, 2004, 2003 and 2002, respectively. None remain unpaid at December 31, 2004 and 2003.

An affiliate of our former advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of 0.75% per annum based on the average daily net asset value of any investments under management. Such fees are included in general and administrative expenses and totaled $84, none and none for the years ended December 31, 2004, 2003 and 2002, respectively. No amounts remain unpaid as of December 31, 2004 and 2003.

Our former advisor had contributed $200 to our capital for which it received 20,000 shares. These shares were transferred to Inland Real Estate Investment Corporation on August 1, 2004.

We use the services of an affiliate of our former advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term. During the years ended December 31, 2004, 2003 and 2002, we paid loan fees totaling $762, $2,218 and $477, respectively, to this affiliate. No amounts remain unpaid as of December 31, 2004 and 2003.

We use an affiliate of our former advisor to provide construction services for tenant improvements, development projects and ongoing repairs and maintenance. During the years ended December 31, 2004, 2003 and 2002, we paid $7,290, $5,706 and $1,990, respectively, for these services.

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee. The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for the following amounts, if any: (1) the amounts by which our total operating expenses (the sum of our advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves; we computed the average invested assets by taking the average of these values at the end of each month for which we were calculating the fee.); or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which would not exceed our advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 7% minimum annual return on the net investment of shareholders. For the years ended December 31, 2004, 2003 and 2002, we incurred $18,958, $15,531 and $5,293, respectively, of asset management fees, of which none and $12,031 was unpaid at December 31, 2004 and 2003, respectively.

Prior to the merger, the property managers, entities owned principally by individuals who are affiliates of our former advisor, were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses. We incurred property management fees of $20,574, $13,050 and $4,870 for the years ended December 31, 2004, 2003 and 2002, respectively. Of which $373 and none remained unpaid at December 31, 2004 and 2003, respectively.

We established a discount stock purchase policy for employees of our former advisor and its affiliates that enabled them to purchase shares of common stock at a discounted price of either $9.05 or $9.50 per share depending upon when the shares were purchased. We sold 20,227 shares to them and recognized an expense related to these discounts of $188 for the year ended December 31, 2003. This policy ended with the closing of our offerings in 2003.

On September 30, 2003, we funded a $24,250 mortgage note receivable to an affiliate of our former advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The note required monthly payments of interest only with a final balloon payment which was paid before maturity on October 31, 2003.

During 2003, we funded various costs and deposits related to properties and financings that were eventually not closed by us. Subsequently, an affiliate of our former advisor decided to purchase these properties and accordingly we were reimbursed for those costs and deposits. As of December 31, 2003, the balance due related to these items was $2,024 and was classified in other assets. This amount has been repaid and a refund of $107 is due to an affiliate for over payment.

On February 24, 2005, we entered into a Property Services Agreement with IREA pursuant to which we provide to IREA certain property negotiation, acquisition, due diligence and closing services with respect to certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement continues until the termination of the Property Acquisition Agreement, dated December 29, 2004, between us and IREA. Under the Property Services Agreement, IREA is obligated to pay to us certain fees for services rendered (some of which are refundable or reimbursable to us in certain circumstances).

On February 24, 2005, we entered into a Letter Agreement with IREA pursuant to which we and IREA each waived certain of the fees and reimbursements payable with respect to certain properties under the Property Services Agreement described above and the Transition Property Due Diligence Services Agreement and Property Acquisition Agreement, dated as of December 29, 2004, with IREA.

With respect to the foregoing First Amendment to Transition Property Due Diligence Services Agreement, Property Services Agreement, and the Letter Agreement, the following is a brief description of material relationships between us and any of the other parties to the agreements:  Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of ours and are consultants to us. Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control IREA.

Results of Operations

General

Selected Financial Data

The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 115 properties acquired or placed in service on or prior to January 1, 2003. For the years ended December 31, 2003 and 2002, we acquired 39 properties of which 17 were acquired in the last half of 2001. As operations were not yet stabilized at these properties, a comparison of operating results to previous years would not yield meaningful results. Operations for 2003 and 2002 were compared to the established budget with no significant variances.

	Total Portfolio				Same Store Portfolio
	2004	2003	Increase / (Decrease)	% Change	2004	2003	Increase / (Decrease)	% Change
Revenues
Rental income	$383,434	$258,082	$125,352	48.6%	$151,671	$147,750	$3,921	2.7%
Tenant recovery income	78,448	53,619	24,829	46.3	27,331	29,796	(2,465)	(8.3)
Other property income	2,194	1,173	1,021	87.0	752	743	9	1.2
Total revenues	464,076	312,874	151,202	48.3	179,754	178,289	1,465	0.8

Expenses
Property operating expenses	76,705	50,807	25,898	51.0	29,154	28,201	953	3.4
Real estate taxes	50,065	28,397	21,668	76.3	17,414	16,030	1,384	8.6
Depreciation and amortization	135,085	81,880	53,205	65.0	48,537	47,070	1,467	3.1
Terminated contract costs	144,200	—	144,200	100.0	—	—	—	—
Provision for asset impairment	2,056	—	2,056	100.0	2,056	—	2,056	100.0
Advisor asset management fee	18,958	15,531	3,427	22.1	—	—	—	—
General and administrative expenses	8,056	5,902	2,154	36.5	—	—	—	—
Total expenses	435,125	182,517	252,608	138.4	97,161	91,301	5,860	6.4

Operating income	28,951	130,357	(101,406)	(77.8)	82,593	86,988	(4,395)	(5.1)

Other income	1,945	4,954	(3,009)	(60.7)	—	—	—	—
Interest expense	(111,573)	(65,475)	(46,098)	70.4	(42,576)	(39,727)	(2,849)	7.2

Net (loss) income available to common shareholders	$(80,677)	$69,836	$(150,513)	(215.5)%	$40,017	$47,261	$(7,244)	(15.3)%

Rental income. Rental income for the total portfolio increased $125,352 to $383,434 for the year ended December 31, 2004 from $258,082 for the year ended December 31, 2003 primarily due to the acquisition of 152 properties during 2003 and 18 properties during 2004. During 2004, termination fee income received from Kmart and other tenants resulted in an increase in rental income of $4,882, offset by decreases in rental income of $1,971 as a result of tenant bankruptcies at eight of our properties.

Rental income for the same store portfolio increased $3,921 to $151,671 for the year ended December 31, 2004 from $147,750 for the year ended December 31, 2003. Increased occupancy due to the acquisition of earnouts and conversion of non-revenue producing space previously covered by master lease agreements to tenant occupied space resulted in an increase in rental income in 2004 of approximately $2,160. We also received termination fee income of $2,959 from Kmart at two of our properties, offset by decreases in rental income of $1,971 as a result of tenant bankruptcies at eight of our properties.

Tenant recovery income. Tenant recovery income for the total portfolio increased by $24,829 to $78,448 for the year ended December 31, 2004 from $53,619 for the year ended December 31, 2003 primarily due to a full year of recoveries in 2004 related to the 152 properties acquired during 2003. Tenant recovery income for real estate taxes increased $19,583 as a result of the corresponding increase in real estate tax expense. In addition, tenant recovery income for property operating expenses increased $10,545, offset by a $5,299 decrease due to a revision of the 2003 estimate in 2004.

Tenant recovery income for the same store portfolio decreased by $2,465 to $27,331 for the year ended December 31, 2004 from $29,796 for the year ended December 31, 2003 primarily due to a $3,113 decrease due to a revision of the 2003 estimates in 2004 for tenant recovery income for property operating expenses. Tenant recovery income for real estate taxes increased $1,318 as a result of the corresponding increase in real estate tax expense offset by a decrease of $670 due to a revision of the 2003 estimate in 2004.

Property operating expenses. Property operating expenses for the total portfolio increased $25,898 to $76,705 for the year ended December 31, 2004 from $50,807 for the year ended December 31, 2003. This increase is a result of a full year of property operating expenses in 2004 related to the acquisition of 152 properties in 2003 and the acquisition of 18 properties during 2004. Property operating expenses also increased $787 due to the four hurricanes that hit Florida and the southeast coast of the United States in 2004. Property management fee expense increased by $7,523 as a result of the increase in rental income from the additional property acquisitions offset by a decrease in insurance expense of $1,651 resulting from lower premiums obtained with no changes in insurance coverage.

Property operating expenses for the same store portfolio increased $953 to $29,154 for the year ended December 31, 2004 from $28,201 for the year ended December 31, 2003, primarily as a result of increased property operating expenses related to increased square footage of approximately 211,000 due to the acquisition of earnouts on these properties. Property operating expenses also increased by $619 due to the four hurricanes that hit Florida and the southeast coast of the United States in 2004. Property management fee expense increased by $303 as a result of increased rental income offset by a decrease in insurance expenses of $1,079 resulting from lower premiums obtained with no changes in insurance coverage.

Real estate taxes. Real estate tax expense for the total portfolio increased $21,668 to $50,065 for the year ended December 31, 2004 from $28,397 for the year ended December 31, 2003. This increase is primarily due to a full year of tax expense in 2004 for the 152 properties acquired in 2003 and a partial year of expense in 2004 for the 18 properties acquired in 2004, increased assessments and triple-net leased tenants who filed for bankruptcy.

Real estate tax expense for the same store portfolio increased $1,384 to $17,414 for the year ended December 31, 2004 from $16,030 for the year ended December 31, 2003. This increase is primarily a result of increased assessments and triple-net leased tenants who filed for bankruptcy.

Depreciation and amortization. Depreciation and amortization expense for the total portfolio increased by $53,205 to $135,085 for the year ended December 31, 2004 from $81,880 for the year ended December 31, 2003 as a result of a full year of depreciation and amortization in 2004 for the 152 properties acquired in 2003 and a partial year of depreciation and amortization in 2004 for the 18 properties acquired in 2004. Also, additional expenses of $1,192 were incurred for early lease terminations, primarily due to in-place lease intangibles of approximately $1,000 and tenant improvements of approximately $120.

Depreciation and amortization expense for the same store portfolio increased $1,467 to $48,537 for the year ended December 31, 2004 from $47,070 for the year ended December 31, 2003 as a result of a full year of depreciation and amortization on the acquisition of earnouts of $10,400 in 2003 and a partial year of depreciation and amortization on the acquisition of earnouts of $4,000 in 2004. Also, additional expenses of $659 were incurred for early lease terminations, primarily due to in-place lease intangibles of approximately $500 and tenant improvements of approximately $80.

Terminated contract costs. Terminated contract costs increased $144,200 for the year ended December 31, 2004 as a result of the acquisition of our former advisor and the property managers and the settlement of certain advisory and management contracts on December 29, 2004.

Provision for asset impairment. Provision for asset impairment for the total portfolio and the same store portfolio was $2,056 for the year ended December 31, 2004. During the fourth quarter of 2004, we recorded a provision for asset impairment related to a single-user property in Augusta, GA as a result of our decision to demolish and redevelop the property after the tenant filed for bankruptcy and vacated the building.

Advisor asset management fee. Advisor asset management fee increased $3,427 to $18,958 for the year ended December 31, 2004 from $15,531 for the year ended December 31, 2003 due to an the increase in the net asset value of the portfolio, which is the basis for the 1% annual fee paid to our former advisor prior to the merger on December 29, 2004.

General and administrative expenses. General and administrative expenses increased $2,154 to $8,056 for the year ended December 31, 2003 from $5,902 for the year ended December 31, 2003. Professional fees for audit and tax services and our compliance with Sarbanes-Oxley increased approximately $1,040. Directors and officers insurance increased approximately $120 as a result of an increase in coverage in 2004. Salaries expense relating to services provided by affiliates of our former advisor increased approximately $400. Printing, postage, investor services, annual meeting costs and marketing costs increased approximately $1,185 during 2004 as a result of the increase in the number of our shareholders and as such costs were capitalized in 2003 related to our stock offering, offset by a decrease in dead deal costs of approximately $600 as a result of fewer acquisitions in 2004.

Other income. Other income consists of dividends on investment securities and interest earned from short-term investments and mortgage notes receivable. Other income decreased $3,009 to $1,945 for the year ended December 31, 2004 from $4,954 for the year ended December 31, 2003 primarily due to a reduction of interest earned on mortgage notes receivable outstanding during 2003.

Interest expense. Interest expense for the total portfolio increased $46,098 to $111,573 for the year ended December 31, 2004 from $65,475 for the year ended December 31, 2004 primarily due to a full year of interest expense on mortgages payable of $268,853 and $1,345,537 financed during 2004 and 2003, respectively, offset by the partial pay-down of mortgages payable on seven properties in 2003 and two properties in 2004, and the repayment of $75,000 from the line of credit during 2004.

Interest expense for the same store portfolio increased $2,849 to $42,576 for the year ended December 31, 2004 from $39,727 for the year ended December 31, 2003 primarily due to additional interest of $3,106 on mortgages payable of $169,467 financed during 2004 and 2003 and an increase of $458 due to an increase in the weighted average rate on our variable mortgages payable, partially offset by a decrease of $592 from the partial principal pay-down of mortgages payable on two properties in 2003 and one property in 2004.

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

As of December 31, 2004, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space. Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rent rates. In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease. Annual rental income related to bankrupt or restructured tenants occupying in excess of 10,000 square feet whose space has not been re-leased represents approximately 2% of the total portfolio.

Subsequent Events

We paid distributions of $17,677, $17,775 and $16,105 to our shareholders in January, February and March 2005, respectively.

Through the DRP and SRP, we issued a net of 2,349,392 shares of common stock from January 1, 2005 through March 10, 2005, resulting in a total of 253,660,419 shares of common stock outstanding.

From the period beginning January 1, 2005 through March 10, 2005 we have not purchased any properties.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent. We funded earnouts on one tenant space for a total of $1,902 at one of our existing properties.

We closed on a total of two individual mortgages payable totaling $26,107 and repaid one individual mortgage payable totaling $10,425, subsequent to December 31, 2004.

We currently intend to purchase ten additional properties and land for future development for a total of approximately $90,000, but there can be no assurance that we will acquire these properties. We believe we will have sufficient funds to acquire these properties. These acquisitions have been approved by our Board of Directors.

On January 20, 2005, we repaid the $25,000 line of credit.

On January 28, 2005, we received a subpoena from the New York office of the Securities and Exchange Commission (SEC) regarding an investigation of the W. P. Carey Financial Corporation, an unrelated company. The information and documentation sought by the SEC involves broker/dealer compensation of the sales of our stock. We are cooperating with this request for information and documentation.

On February 1, 2005, our Board of Directors agreed to modify the price at which we will sell or buy our shares under the DRP and the SRP, effective April 7, 2005 and March 15, 2005, respectively. The new fixed price per share will be $10.25.

On February 1, 2005, our Board of Directors approved the engagement and appointment of Registrar and Transfer Company as our transfer agent, registrar and distribution agent. The transition of our transfer agent is subject to our and Registrar and Transfer Company agreeing on the terms of such assignment and other customary terms and conditions. Although the parties anticipate that the transition will be completed in March 2005, if we and Registrar and Transfer Company fail to reach agreement on the terms of the engagement, then the transition may not be consummated or may be delayed.

On February 1, 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2005 at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004.

On February 24, 2005, we entered into a Property Services Agreement with IREA pursuant to which we provide to IREA certain property negotiation, acquisition, due diligence and closing services with respect to certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement continues until the termination of the Property Acquisition Agreement, dated December 29, 2004, between us and IREA. Under the Property Services Agreement, IREA is obligated to pay to us certain fees for services rendered (some of which are refundable or reimbursable to us in certain circumstances).

On February 24, 2005, we entered into a Letter Agreement with IREA pursuant to which we and IREA each waived certain of the fees and reimbursements payable with respect to certain properties under the Property Services Agreement described above and the Transition Property Due Diligence Services Agreement and Property Acquisition Agreement, dated as of December 29, 2004, with IREA.

With respect to the foregoing First Amendment to Transition Property Due Diligence Services Agreement, Property Services Agreement, and the Letter Agreement, the following is a brief description of material relationships between us and any of the other parties to the agreements: Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of ours and are consultants to us. Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control IREA.

Impact of Recent Accounting Principles

On December 16, 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Accounting for Stock-Based Compensation as amended. SFAS 123R replaces SFAS No. 123, as amended by SFAS No. 148, which we adopted on January 1, 2003. SFAS 123R requires that the compensation cost relating to share-based payment transactions to be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim annual reporting period that begins after June 15, 2005. We do not believe that the adoption of SFAS 123R will have a material effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We adopted FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially is measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The adoption of FIN 46R did not have a material effect on our results of operations or financial condition.

On December 16, 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 1005. We do not believe the adoption of SFAS 153 on June 15, 2005 will have a material effect on our consolidated financial statements.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2004, we owned 87 single-user triple-net leased properties.

Item 7(A). Quantitative and Qualitative Disclosures about Market Risk

Debt Obligations Market Risk

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

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:*
Fixed rate debt	$13,371	45,490	92,162	209,449	347,273	1,305,881	$2,013,626
Variable rate debt	30,000	29,338	173,903	31,575	4,400	—	269,216
	$43,371	74,828	266,065	241,024	351,673	1,305,881	$2,282,842

Weighted average interest rate on maturing debt:
Fixed rate debt	7.69%	6.97%	5.68%	5.27%	5.11%
Variable rate debt	4.59%	4.20%	4.00%	4.21%	4.27%

*	The debt maturity does not include any premiums associated with debt assumed at acquisition.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of our mortgages, excluding the $25,000 outstanding on our line of credit, is estimated to be approximately $2,279,000 at December 31, 2004. We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

The principal balance of $269,216 or 11.8% of our mortgages and notes payable at December 31, 2004, have variable interest rates averaging 4.12%. Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $700 per year.

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

We paid off or refinanced all of the debt that matured during 2004 and 2003. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. As part of our financing strategy, we prepare packages that are forwarded to prospective lenders. Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us. We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing. Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders. We are confident we will obtain new long-term financing or pay off all debt that matures in 2005 in order to achieve our strategy objectives.

Item 8. Consolidated Financial Statements and Supplementary Data

Schedules not filed:
All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Inland Retail Real Estate Trust, Inc.:

We have audited the consolidated financial statements of Inland Retail Real Estate Trust, Inc. as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois
March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Inland Retail Real Estate Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inland Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inland Retail Real Estate Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Retail Real Estate Trust, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and the related financial statement schedule and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois
March 10, 2005

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands, except per share amounts)

Assets

	2004	2003
Investment properties:
Land	$1,032,083	$965,166
Building and other improvements	2,980,998	2,769,811
Developments in progress	10,244	17,489
	4,023,325	3,752,466
Less accumulated depreciation	(230,931)	(116,566)
Net investment properties	3,792,394	3,635,900

Cash and cash equivalents	99,540	96,424
Restricted escrows	22,238	35,628
Restricted cash	15,038	27,102
Investment in securities	12,390	8,052
Accounts and rents receivable (net of allowance of $6,003 and $2,854 as of December 31, 2004 and 2003, respectively)	56,847	39,408
Intangible assets	2,060	—
Goodwill	52,757	—
Acquired in-place lease intangibles (net of accumulated amortization of $25,077 and $7,089 as of December 31, 2004 and 2003, respectively)	168,370	154,271
Acquired above market lease intangibles (net of accumulated amortization of $11,483 and $4,960 as of December 31, 2004 and 2003, respectively)	49,802	46,228
Leasing fees, loan fees and loan fee deposits (net of accumulated amortization of $8,822 and $5,243 as of December 31, 2004 and 2003, respectively)	17,324	18,824
Other assets	5,897	8,191
Total assets	$4,294,657	$4,070,028

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(continued)

December 31, 2004 and 2003

(Dollars in thousands, except per share amounts)

Liabilities and Shareholders’ Equity

	2004	2003
Liabilities:
Accounts payable	$5,375	$996
Development payable	3,718	7,539
Accrued interest payable	5,874	5,011
Real estate taxes payable	4,154	1,681
Distributions payable	17,677	15,744
Security deposits	16,411	6,750
Mortgages payable	2,268,276	2,027,897
Prepaid rental and recovery income	8,871	2,330
Note payable	25,000	50,000
Acquired below market lease intangibles (net of accumulated amortization of $11,966 and $5,543 as of December 31, 2004 and 2003, respectively)	38,956	36,642
Restricted cash liability	15,038	27,102
Other liabilities	4,302	1,773
Due to affiliates	953	12,582
Total liabilities	2,414,605	2,196,047

Minority interest in partnership	386	433

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 280,000,000 shares authorized, 251,311,027 and 223,347,505 issued and outstanding at December 31, 2004 and 2003, respectively	2,513	2,233
Additional paid-in capital (net of costs of offering of $215,204 and $215,055 at December 31, 2004 and 2003, respectively, of which $196,956 was paid to affiliates)	2,281,167	2,005,922
Accumulated distributions in excess of net income	(407,671)	(136,363)
Accumulated other comprehensive income	3,657	1,756
Total shareholders’ equity	1,879,666	1,873,548

Total liabilities and shareholders’ equity	$4,294,657	$4,070,028

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002

Revenues:
Rental income	$383,434	$258,082	$91,148
Tenant recovery income	78,448	53,619	20,135
Other property income	2,194	1,173	588

Total revenues	464,076	312,874	111,871

Expenses:
Property operating expenses	76,705	50,807	17,436
Real estate taxes	50,065	28,397	10,409
Depreciation and amortization	135,085	81,880	27,879
Terminated contract costs	144,200	—	—
Provision for asset impairment	2,056	—	—
Advisor asset management fee	18,958	15,531	5,293
General and administrative expenses	8,056	5,902	2,474

Total expenses	435,125	182,517	63,491

Operating income	28,951	130,357	48,380

Other income	1,945	4,954	4,139
Interest expense	(111,573)	(65,475)	(25,024)

Net (loss) income available to common shareholders	(80,677)	69,836	27,495

Other comprehensive income:
Unrealized gain on investment securities net of amounts realized	1,901	2,663	163

Comprehensive (loss) income	$(78,776)	$72,499	$27,658

Net (loss) income available to common shareholders per weighted average common share – basic and diluted	$(0.35)	$0.36	$0.39

Weighted average number of common shares outstanding – basic and diluted	228,027,666	192,874,787	70,243,809

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2002	35,891,718	$359	$316,759	$(15,283)	$(1,070)	$300,765

Net income	—	—	—	27,495	—	27,495
Unrealized gain on investment securities	—	—	—	—	163	163
Distributions declared ($0.83 per weighted average number of common shares outstanding)	—	—	—	(58,061)	—	(58,061)
Proceeds from offering including DRP (net of offering costs $85,889)	86,658,027	866	776,669	—	—	777,535
Shares repurchased	(236,642)	(2)	(2,219)	—	—	(2,221)
Balance at December 31, 2002	122,313,103	$1,223	$1,091,209	$(45,849)	$(907)	$1,045,676

Net income	—	—	—	69,836	—	69,836
Unrealized gain on investment securities	—	—	—	—	2,663	2,663
Distributions declared ($0.83 per weighted average number of common shares outstanding)	—	—	—	(160,350)	—	(160,350)
Proceeds from offering including DRP (net of offering costs $89,830)	101,933,557	1,019	923,251	—	—	924,270
Shares repurchased	(899,155)	(9)	(8,538)	—	—	(8,547)
Balance at December 31, 2003	223,347,505	$2,233	$2,005,922	$(136,363)	$1,756	$1,873,548

Net loss	—	—	—	(80,677)	—	(80,677)
Unrealized gain on investment securities	—	—	—	—	1,901	1,901
Distributions declared ($0.83 per weighted average number of common shares outstanding)	—	—	—	(190,631)	—	(190,631)
Proceeds from DRP (net of registration costs of $149)	10,306,177	103	97,657	—	—	97,760
Shares issued as a result of merger	19,700,060	197	196,803	—	—	197,000
Shares repurchased	(2,042,715)	(20)	(19,215)	—	—	(19,235)
Balance at December 31, 2004	251,311,027	$2,513	$2,281,167	$(407,671)	$3,657	$1,879,666

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(80,677)	$69,836	$27,495
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Terminated contract costs	144,200	—	—
Provision for asset impairment	2,056	—	—
Stock received as lease termination fee	(3,230)	—	—
Depreciation and amortization	135,085	81,880	27,879
Amortization of deferred financing costs	3,177	3,126	1,516
Amortization of premium on debt assumed	(9,253)	(726)	—
(Gain) loss on sale of investment securities	(153)	(59)	472
Rental income under master leases	7,337	6,687	1,780
Straight line rental income	(9,706)	(8,231)	(2,213)
Amortization of above and below market lease intangibles	100	(788)	205
Income from unconsolidated joint venture	—	—	(190)
Changes in assets and liabilities:
Accounts and rents receivable, net of change in allowance of $2,409, $1,829 and $184 for 2004, 2003 and 2002, respectively	(7,734)	(18,345)	(7,323)
Other assets	2,294	(5,820)	(709)
Accrued interest payable	863	3,167	1,129
Real estate taxes payable	2,473	1,444	237
Accounts payable	3,959	511	7
Prepaid rental and recovery income	6,541	568	1,168
Other liabilities	443	1,403	317
Security deposits	(339)	4,411	1,641
Due to affiliates	(11,629)	10,066	2,183
Net cash provided by operating activities	$185,807	$149,130	$55,594

Cash flows from investing activities:
Restricted escrows	$23,390	$(28,756)	$(4,532)
Purchase of investment securities, net of increase (decrease) in margin account of $2,069, $(3,403) and $241 for 2004, 2003 and 2002, respectively	(2,429)	(3,547)	(885)
Proceeds from sale of investment securities	5,460	1,803	509
Purchase of investment properties, net	(312,085)	(2,018,854)	(745,173)
Contribution from minority joint venture	28	1,000	—
Distribution to minority joint venture	(73)	(569)	—
Distributions from unconsolidated joint venture	—	—	190
Payment of additional merger costs incurred	(2,266)	—	—
Payment of leasing fees	(1,537)	(1,486)	(383)
Funding of mortgages receivable	—	(60,833)	(100,975)
Repayment of mortgages receivable	—	24,250	—
Proceeds from sale of investment properties	—	828	—
Net cash used in investing activities	$(289,512)	$(2,086,164)	$(851,249)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

For Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from financing activities:
Proceeds from offerings	$97,909	$1,014,101	$863,044
Repurchase of shares	(18,816)	(8,547)	(2,221)
Payment of offering costs	(149)	(91,257)	(85,509)
Proceeds from issuance of debt	343,878	1,211,100	367,830
Principal payments of debt-balloon	(76,675)	(108,582)	(176,138)
Principal payments of debt-amortization	(4,312)	(1,678)	(344)
Principal payments of note payable	(20,700)	—	(3,099)
Proceeds from unsecured line of credit	50,000	275,000	—
Payoff of unsecured lines of credit	(75,000)	(225,000)	—
Payment of loan fees and deposits	(616)	(13,768)	(5,309)
Distributions paid	(188,698)	(152,888)	(52,156)
Net cash provided by financing activities	$106,821	$1,898,481	$906,098
Net increase (decrease) in cash and cash equivalents	3,116	(38,553)	110,443
Cash and cash equivalents, at beginning of year	96,424	134,977	24,534
Cash and cash equivalents, at end of year	$99,540	$96,424	$134,977

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $169, $799 and $445 capitalized as of December 31, 2004, 2003 and 2002, respectively	$107,533	$59,182	$22,378
Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties, net	$(315,705)	$(2,413,553)	$(922,428)
Assumption of debt	6,393	232,796	170,774
Premium on debt assumption	1,048	19,365	—
Investment in joint venture converted to investment property	—	—	2,877
Proceeds from mortgage receivable payoff	—	—	1,100
Conversion of mortgage receivable to investment property	—	137,558	—
Net change in development payable	(3,821)	4,980	2,504
Cash used to purchase investment properties	$(312,085)	$(2,018,854)	$(745,173)

Value of stock issued pursuant to merger	$197,000	$—	$—
Intangible assets	(2,060)	—	—
Goodwill	(52,757)	—	—
Terminated contract costs	(144,200)	—	—
Building and other improvements	(249)	—	—
Cash used to fund additional merger costs incurred	$(2,266)	$—	$—

Additions to investment properties, unpaid	$—	$—	$2,559

Distributions payable	$17,677	$15,744	$8,281

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1. Organization and Basis of Accounting

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

Through a total of three public offerings, on a best efforts basis, we sold a total of 213,699,534 shares of our common stock at $10.00 per share, resulting in gross proceeds, net of volume discounts, of $2,131,462. In addition, as of December 31, 2004, we had issued 21,278,452 shares through our distribution reinvestment program (DRP) at $9.50 per share for $202,146, have repurchased a total of 3,367,019 shares through our share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $31,731 and issued 8,550,767 soliciting dealer warrants for $7. As a result, we have realized total net offering proceeds, before offering costs, of $2,301,884 as of December 31, 2004. On December 29, 2004, we issued 19,700,060 shares as a result of merging with our advisor.

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us. The four entities acquired were Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp. (the acquired companies). Shareholders of the acquired companies received an aggregate of 19,700,060 shares of our common stock, valued under the merger agreement at $10.00 per share. The terms of the merger agreement, including the financial terms of the transaction, were negotiated at arms-length between representatives of the former shareholders of the acquired companies and a special committee comprised of our independent directors that our Board of Directors formed for the purpose of evaluating and negotiating such transaction.

As a result of the merger, we have completed a substantial step toward our goal of becoming a self-administered real estate investment trust (REIT). As the merger was completed on December 29, 2004, the consolidated financial statements include the acquired companies’ assets and liabilities as of December 31, 2004. See further discussion of the transaction at Note 3. Related Party Transactions to these Consolidated Financial Statements.

We are qualified and have elected to be taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and Federal income and excise taxes on our undistributed income.

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

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentations.

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at December 31, 2004 consist principally of preferred stock investments in various real estate investment trusts and are classified as available-for-sale securities and are recorded at fair value. Dividend income is recognized when earned. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Certain individual securities have been in a continuous unrealized loss position for more than 12 months and were written down to fair value as of December 31, 2004. The gross realized losses on these securities as of December 31, 2004 was $44. The fair value of these securities as of December 31, 2004 was reduced to $127. Additionally, we have purchased some of our securities through a margin account. As of December 31, 2004 and 2003, we have recorded a payable of $2,069 and none, respectively, for securities purchased on margin. During the year ended December 31, 2004 and 2003, we realized net gains of $153 and $59, respectively, on sale of investment securities. Of the investment securities held on December 31, 2004 and 2003, we have accumulated other comprehensive income of $3,657 and $1,756 , respectively. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. GAAP requires that as these payments are received they are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements on non-revenue producing spaces. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes. The development period is considered to end once 60% of the tenants receive their certificates of occupancy. At such time those costs included in construction in progress are reclassified to land and building and other improvements. Development payables of $3,718 and $7,539 at December 31, 2004 and 2003, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

Restricted escrows primarily consist of lenders’ restricted escrows and earnout escrows. Earnout escrows are established upon the acquisition of certain investment properties for which portions of the property were not rent producing at the time of acquisition and for which the funds may be released to the seller when certain leasing conditions have been met.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property’s carrying value does not exceed our fair value. The valuation analysis performed by us was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Our judgment resulted in a provision for asset impairment (See Note 12. Provision for Asset Impairment) of $2,056 for the year ended December 31, 2004 and none for the years ended December 31, 2003 and 2002.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements as a component of depreciation and amortization expense. Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms. In addition, we also consider whether any customer relationship value exists related to each property acquisition. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is at above or below market interest rates based upon comparison to financing terms for similar investment properties currently available in the marketplace. The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate. The discount rate used in the present value calculation has a significant impact on the valuation. We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration given to various factors, including geographic location and size of leased space. For the year ended December 31, 2004, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, net of write-offs, of $32,087, $10,097 and $8,737, respectively.

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the life of the related leases.

Amortization pertaining to the above market lease costs of $7,914 and $4,007 was applied as a reduction to rental income for the years ending December 31, 2004 and 2003, respectively. Amortization pertaining to the below market lease costs of $7,014 and $4,794 was applied as an increase to rental income for the years ending December 31, 2004 and 2003, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $19,650 and $5,883 for the years ending December 31, 2004 and 2003, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date. Thus, included in the above amortization are write-offs pertaining to the above market lease intangibles relating to early lease terminations of $916 and none which were recorded as a reduction of rental income for years ended December 31, 2004 and 2003, respectively. Write-offs of the below market lease intangibles relating to early lease terminations of $292 and none were recorded as an increase to rental income for the years ended December 31, 2004 and 2003, respectively. In addition, we incurred write-offs pertaining to the acquired in-place lease intangibles for the early lease terminations of $1,030 and none for the years ended December 31, 2004 and 2003, respectively. Included in the above are $910 of write-offs of intangible assets and liabilities related to early lease terminations that occurred in 2003. We do not believe that the correction is material to our 2004 and 2003 Consolidated Financial Statements.

The table below presents the amortization during the next five years related to the acquired above and below market lease costs and acquired in-place lease intangibles for properties owned at December 31, 2004.

	2005	2006	2007	2008	2009	Thereafter
Amortization of:
Acquired above market lease costs	$(6,744)	(6,204)	(5,594)	(4,869)	(4,173)	(22,218)

Acquired below market lease costs	6,086	5,213	4,285	3,578	3,025	16,769

Net rental income - decrease	$(658)	(991)	(1,309)	(1,291)	(1,148)	(5,449)

Acquired in-place lease intangibles	$(19,005)	(17,882)	(16,443)	(14,867)	(13,446)	(86,727)

We have recorded goodwill as part of the merger transaction. These amounts are not amortized, per SFAS 141, but will be reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.

Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

Loan fees are amortized on a straight-line basis over the life of the related loans as a component of interest expense.

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Premiums and discounts on assumed mortgages payable are amortized or accreted over the life of the related mortgages as an adjustment to interest expense using the effective-interest method.

Offering costs are offset against the shareholders’ equity accounts and consist principally of commissions, legal, printing, selling and registration costs.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. We record percentage rental revenue in accordance with the SAB 101.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,263 and $2,515 as of December 31, 2004 and 2003, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($740 and $339 as of December 31, 2004 and 2003, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower’s credit quality and are recorded at face value. Interest is recognized over the life of the note. We require collateral for the notes.

A note may be considered impaired pursuant to criteria established in FASB Statement of Financial Accounting Standards No. 114, (SFAS 114), Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered. All cash receipts recognized thereafter are recorded as interest income. Based on our judgment, no loans were impaired for the years ended December 31, 2004, 2003 and 2002.

We use derivative instruments (specifically the sale of call options on equity securities we hold) to manage exposures from price, interest rate, and credit risks related to the equity securities held. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value as they are not designated as hedging instruments under Statements of Financial Accounting Standards 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities. Gains and losses from changes in fair values of these derivatives, which are not designated as hedges for accounting purposes, are recognized in earnings.

2. Basis of Presentation

The accompanying Consolidated Financial Statements includes our accounts, all wholly owned subsidiaries, consolidated joint venture investments, and the accounts of Inland Retail Real Estate Limited Partnership (IRRELP), our operating partnership. Wholly owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships or other entities for which separate financial records are maintained. The effects of all significant inter-company transactions have been eliminated.

Prior to December 29, 2004, the date on which the merger was completed, we had approximately a 99% controlling general partner interest in IRRELP. Our former advisor owned the remaining limited partner common units for which it paid $2. The advisor’s limited partner common units were reflected as minority interest in the accompanying Consolidated Financial Statements. Effective with the completion of the merger on December 29, 2004, the limited partner common units held by our former advisor were reacquired. Therefore, as of that date, 100% of the interests of the IRRELP are included in the Consolidated Financial Statements.

Also effective on December 29, 2004, the acquired companies are included in the Consolidated Financial Statements, with any significant inter-company transactions being eliminated.

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

We have a 98.97% ownership interest in, and are the controlling member of the LLC which owns Birkdale Village. Crosland/Pappas Birkdale Holdings, LLC (Crosland), which has a 1.03% ownership interest, is the minority member. Crosland’s share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

3. Related Party Transactions

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us. The four entities acquired were Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp. and Inland Southeast Property Management Corp. (the acquired companies). Shareholders of the acquired companies received an aggregate of 19,700,060 shares of our common stock, valued under the merger agreement at $10.00 per share. The terms of the merger agreement, including the financial terms of the transaction, were negotiated at arms-length between representatives of the former shareholders of the acquired companies and a special committee comprised of our independent directors that our Board of Directors formed for the purpose of evaluating and negotiating such transaction.

The merger was accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations. Using this method of accounting results in the assets and liabilities of the acquired entities being recorded on our books using the fair value at the date of the transaction. Any additional amounts have been allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets and liabilities acquired.

As a result of the merger, we have completed a substantial step toward our goal of becoming a self-administered real estate investment trust. As the merger was completed on December 29, 2004, the consolidated financial statements include the acquired companies’ assets and liabilities as of December 31, 2004. In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $197,000. Additional costs were also incurred as part of the merger transaction, totaling $2,266 which consist of financial and legal advisory services, and accounting and proxy related costs. As part of the merger, we also recognized intangible assets and goodwill and expensed certain terminated contract costs. The value assigned to these intangible assets, goodwill and terminated contract costs were determined by an independent third party engaged to provide such information. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the remainder of the purchase price which was expensed as terminated contract costs. These terminated contract costs represent the portion of the purchase price allocated to the advisor asset management agreement and the property management agreements, which were terminated concurrent with the closing of the merger and had no future value.

At December 29, 2004

Building and other improvements	$249
Intangible assets	2,060
Goodwill	52,757
Other assets	638
Total assets acquired	55,704
Accounts payable	(638)
Net assets acquired	55,066
Terminated contract costs	144,200
Total acquisition price	$199,266

Value of stock issued	$197,000
Additional costs incurred	2,266
Total acquisition price	$199,266

The $2,060 of intangible assets include an employment agreement ($280), a consulting agreement ($1,280), and a license agreement ($500), which are subject to amortization over the life of the agreements which are over varying periods of time, with the weighted average amortization period being 28 years. No amortization expense was recognized in 2004, but amortization is expected to be $338 annually for years 2005 through 2007 and $261 annually for years 2008 and 2009. The goodwill is not amortized, but will be assessed annually for possible impairment. We expect that none of the $52,757 of goodwill will be deductible for tax purposes.

The following were parties to the merger: us; the acquired companies; IRRETI Acquisition 1, Inc.; IRRETI Acquisition 2, Inc.; IRRETI Acquisition 3, Inc.; IRRETI Acquisition 4, Inc.; Inland Real Estate Investment Corporation; certain shareholders of each of Inland Southern Management Corp., Inland Mid-Atlantic Management Corp., and Inland Southeast Property Management Corp.; Daniel L. Goodwin, as agent; and The Inland Group, Inc. (for limited purposes). All of these entities were affiliates of ours.

The former principal shareholders of our property management companies are affiliates of The Inland Group, Inc., or Inland. Additionally, our former sponsor, Inland Real Estate Investment Corporation, was the sole shareholder of our former advisor and is a wholly-owned subsidiary of Inland. Robert D. Parks, who is our Chairman and a member of our Board of Directors, is a shareholder, officer and director of Inland. Also, Barry L. Lazarus is our Chief Executive Officer, Chief Operating Officer and President. Mr. Parks and Mr. Lazarus were shareholders of one or more of the acquired companies, and received shares of our common stock as consideration in the merger transaction. Mr. Parks received 488,126 shares of our common stock and Mr. Lazarus received 115,771 shares of our common stock.

As of December 31, 2004, Mr. Goodwin beneficially owned approximately 7.9% of our common shares, taking into account the shares issued in the merger transaction. Approximately 7.8% of such interest results from Mr. Goodwin’s beneficial ownership of all the shares issued in the merger, due to his dispositive power over all of the shares held in escrow pursuant to (i) his authority as shareholder agent and (ii) his indirect controlling interest in Inland Real Estate Investment Corporation, which has authority to sell its escrowed shares received in the merger. The other approximately 0.1% portion of such interest represents shares purchased and owned by Mr. Goodwin prior to the merger. Assuming that all of the escrowed shares are distributed upon termination of the escrow in accordance with the escrow agreement, Mr. Goodwin will then beneficially own, via direct and indirect control, 6.3% of our common shares, a reduction from the 7.9% described above because Mr. Goodwin will no longer be the shareholder agent and will no longer be deemed to beneficially own our shares distributed to the other shareholders of the property managers. Of the other former shareholders, officers and directors of the acquired companies, and taking into effect the shares issued as part of the merger, none beneficially owns more than 1% of our common shares.

Brenda G. Gujral, who is a member of our Board of Directors, was a shareholder of one or more of the acquired companies, and received 96,694 shares of our common stock as consideration in the merger transaction.

JoAnn M. Armenta, John DiGiovanni and Teri Young, who are employees and officers of ours, were shareholders of one or more of the acquired companies, and received shares of our common stock as consideration in the merger transaction. Ms. Armenta received 26,958 shares of our common stock, Mr. DiGiovanni received 16,058 shares of our common stock and Ms. Young received 10,900 shares of our common stock.

In connection with the closing of the merger transaction, we entered into the following agreements:

•                  Escrow Agreement. An escrow agreement pursuant to which all of the common stock issued to the shareholders of the acquired companies was deposited into an escrow fund as security for indemnification claims of ours under the merger agreement. The escrow includes all proceeds resulting from the sale and investment of our common stock originally deposited into the escrow fund, but, in most instances, excludes dividends and distributions with respect to such stock. Seventy-five percent of the property in the escrow fund will be released on the first anniversary of the merger closing date, with the balance of such property to be released on the 540th day after the merger closing date, subject, in each case, to any pending claims of ours for indemnification under the merger agreement.

•                  Employment Agreements. Employment agreements between us and each of: Barry L. Lazarus, our Chief Executive Officer, Chief Operating Officer and President; JoAnn M. Armenta, the President of our property management companies; James W. Kleifges, our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary; Michael J. Moran, our Vice President, General Counsel and Secretary; John DiGiovanni, our Senior Vice President - Development and Redevelopment; Jason A. Lazarus (who is Barry L. Lazarus’ son), our Vice President and Director of Acquisitions; Laura Sabatino, Senior Vice President of Inland Mid-Atlantic Management Corp.; Teri Young, Senior Vice President of Inland Southern Management Corp.; and R. Daniel Guinsler, Vice President of Inland Southeast Property Management Corp. These employment agreements have initial terms of three years, with one year renewals until either party elects not to renew. However, these agreements may be terminated by either us or the employee upon sixty days prior notice. Under these agreements, each employee is paid an initial base salary which is reviewed, and may be adjusted, as of each July 1 during the initial three-year employment period and any renewal period. In addition to a base salary, our Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay to the employee an annual bonus based upon the achievement of our performance objectives and the employee’s contribution towards such achievements. If an employee’s employment is terminated for any reason, we are required to pay or provide the employee’s base salary accrued through the termination date, reimbursable expenses, pro-rata annual bonus (if any), and any benefits required to be paid or provided under applicable law. Each of these employees will be entitled to participate in all employee benefit, welfare, performance, fringe benefit and other plans, practices, policies and programs applicable to our executives. The employees have agreed that they are not entitled to any other severance.

•                  Consulting Agreements. Separate consulting agreements between us and each of: Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness, pursuant to which these individuals provide certain strategic and operational assistance for our benefit, including guidance as to prospective investment, financing, acquisition, disposition, development, leasing, property management, joint venture and other real estate opportunities. The consultants will not receive direct compensation for their services, but we will reimburse their expenses in fulfilling their duties under the agreements and, if consulting services are provided in connection with the listing of our shares on a national exchange, a fee agreed to by us and the consultant will be paid in connection therewith.

•                  Transition Property Due Diligence Services Agreement. A transition property due diligence services agreement between us and Inland Real Estate Acquisitions, Inc., or IREA, pursuant to which certain property negotiation, acquisition, due diligence and closing services are provided to us. Under this agreement, as amended, we will reimburse IREA the following costs and expenses (some of which are refundable or reimbursable to us in certain circumstances):

•                  If IREA negotiates, on our behalf, the business terms of a letter of intent, letter agreement or agreement of purchase and sale, a non-accountable administrative overhead expense reimbursement equal to twenty-five thousand dollars payable at the closing of each acquisition;

•                  If IREA provides due diligence services with respect to a property, a non-accountable due diligence cost reimbursement equal to fifteen thousand dollars payable at the closing of each acquisition; and

•                  Reasonable, third party out-of-pocket costs incurred by IREA in connection with performing services under this agreement.

•                  Property Acquisition Agreement. A property acquisition agreement between us and IREA, pursuant to which we have been granted a right of first offer to acquire, on a priority basis relative to other clients of IREA, certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The initial term of this agreement expires on the later to occur of December 30, 2009, or the date that none of Robert D. Parks, G. Joseph Cosenza, Daniel L. Goodwin and Thomas P. McGuinness are our consultants, directors or officers and no other individual serving as an officer or director of either IREA or its parent is a director or officer of ours. We will pay certain expense reimbursements to IREA, as provided for in the transition property due diligence services agreement described above.

•                  Registration Rights Agreement. A registration rights agreement between us and certain of the former shareholders of the acquired companies, pursuant to which we granted to the former shareholders of the acquired companies, certain registration rights with respect to our shares of common stock that they received in the merger transaction.

•                  Trademark License Agreement. A trademark license agreement between us and The Inland Real Estate Group, Inc., pursuant to which we received an exclusive, royalty-free license, to use solely in connection with our real estate business, the name and design mark of the Company and a non-exclusive, royalty-free license, to use solely in connection with our real estate business, the “Inland” name and logo. The initial term of this agreement is ninety-nine years. There are no license fees due or payable under this agreement.

•                  Software License Agreement. A software license agreement between us and Inland Computer Services, Inc., pursuant to which we have been granted limited rights to use and copy certain software owned and licensed by Inland Computer Services, Inc. The initial term of this agreement is five years. There are no license fees due or payable under this agreement.

•                  Indemnification Agreement. Indemnification agreements between us and certain of the former directors and officers of the acquired companies, pursuant to which we have agreed to indemnify such directors and officers for certain acts taken or omitted to be taken in their capacity as such directors or officers prior to the closing date of the merger. The term of this agreement is ten years.

•                  Communications Services Agreement. A communications services agreement between us and Inland Communications, Inc., pursuant to which we are provided certain marketing, communications and media relations services. We will pay $40.00 per hour for the services rendered under this agreement.

•                  Office and Facilities Management Services Agreement. An office and facilities management services agreement among us and Inland Office Management and Services, Inc., and Inland Facilities Management, Inc., pursuant to which we are provided certain office and facilities management services. Under this agreement, we will reimburse the service provider for our proportionate share of the salaries and overhead of mailroom, courier and switchboard personnel and any other operating expenses incurred by the service provider.

•                  Legal Services Agreement. A legal services agreement between us and The Inland Real Estate Group, Inc., pursuant to which we are provided certain legal and advisory services. Under this agreement, we will pay for attorney and paralegal time at a fixed hourly rate to be agreed upon annually (for 2004, $220/hour for attorneys and $110/hour for paralegals). We are also obligated to reimburse the service provider for reasonable, actual, out-of-pocket costs and expenses incurred with respect to the rendering of services under this agreement.

•                  Personnel Services Agreement. A personnel services agreement between us and Inland Payroll Services, Inc., pursuant to which we are provided certain pre-employment, new hire, human resources, benefit administration and payroll and tax administration services. Under this agreement, we will pay for services rendered at billing rates to be fixed annually; provided, however, that the billing rates cannot be greater than the billing rates charged to any other client of the service provider.

•                  Property Tax Services Agreement. A property tax services agreement between us and Investors Property Tax Services, Inc., pursuant to which we are provided certain property tax payment and processing services and real estate tax assessment reduction services. Under this agreement, we will pay for services at billing rates to be fixed annually, provided, however, that the billing rates cannot be greater than the billing rates charged to any other client of the service provider.

•                  Computer Services Agreement. A computer services agreement between us and Inland Computer Services, Inc., pursuant to which we are provided certain data processing, computer equipment and support services, and other information technology services. Under this agreement, we will pay for services rendered at billing rates to be fixed annually for programming and consulting time, disk storage, printing (including color printing), e-mail services, network PC usage, and equipment rental, provided, however that the billing rates cannot be greater than the billing rates charged to any other client of the service provider. Additionally, we are obligated to pay a proportionate share of the service provider’s operating costs for CPU usage.

•                  Insurance and Risk Management Services Agreement. An insurance and risk management services agreement between us and Inland Risk and Insurance Management Services, Inc., pursuant to which we are provided certain risk and insurance management services. Under this agreement, we will pay a proportionate share of the service provider’s annual operating expenses.

Except as otherwise stated above, each of the foregoing agreements have initial terms of five years, with automatic one year renewals until either party elects not to renew. However, all of the foregoing agreements (other than the registration rights agreements and the indemnification agreements) may be terminated upon the occurrence of certain events, including a change of control.

With respect to the foregoing agreements, the following is a brief description of material relationships between us and any of the other parties to the agreements:

•                  Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of, and consultants to, the Company (see Consulting Agreements description above). Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control Inland Real Estate Investment Corporation, IREA, The Inland Real Estate Group, Inc., Inland Computer Services, Inc., Inland Communications, Inc., Inland Office Management and Services, Inc., Inland Payroll Services, Inc., Investors Property Tax Services, Inc., and Inland Risk and Insurance Management Services, Inc.

•                  Thomas P. McGuinness is a consultant to the Company (see Consulting Agreements description above), is a former officer and/or director of one or more of the acquired companies, and is a shareholder of ours.

•                  Barry L. Lazarus, JoAnn M. Armenta, John DiGiovanni, R. Daniel Guinsler, Laura Sabatino and Teri Young are shareholders and employees of ours, and receive rights under the registration rights agreements described above. Additionally, Mr. Lazarus serves on our Board of Directors.

•                  As former officers and/or directors of certain of the acquired companies, John DiGiovanni, James W. Kleifges and JoAnn M. Armenta, who are certain of our executive officers, received indemnification agreements from us.

As part of the merger transaction, effective as of December 29, 2004, Barry L. Lazarus resigned as our Chief Financial Officer in order to fully dedicate his time to performing his duties as our President, Chief Executive Officer and Chief Operating Officer. James W. Kleifges replaced Mr. Lazarus as our Chief Financial Officer.

Effective as of December 29, 2004, the following persons were appointed by our Board of Directors as executive officers: Barry L. Lazarus, James W. Kleifges, Michael J. Moran, JoAnn M. Armenta, John DiGiovanni, and Jason A. Lazarus.

As of December 31, 2004 and 2003, we had incurred $215,204 and $215,055, respectively, of offering costs, of which $196,956 was paid to affiliates of our former advisor, none of which was unpaid at December 31, 2004 and 2003. In accordance with the terms of the offerings, our former advisor had guaranteed payment of all public offering expenses (excluding selling commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2004 and 2003, offering costs did not exceed the 5.5% and 15% limitations.

Prior to the merger, our former advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our former advisor and its affiliates relating to the offerings. In addition, an affiliate of our former advisor was entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the shareholders’ equity accounts and total none, $84,803 and $79,615 for the years ended December 31, 2004, 2003 and 2002, respectively, of which none was unpaid as of December 31, 2004 and 2003.

Prior to the merger, our former advisor and its affiliates were entitled to reimbursement for general and administrative expenses incurred relating to our administration. Such costs are expensed as part of general and administrative expenses or capitalized as part of property acquisitions. During the years ended December 31, 2004, 2003 and 2002, we incurred $3,351, $3,250 and $1,703, respectively, of which $527 and $551 remained unpaid as of December 31, 2004 and 2003, respectively.

An affiliate of our former advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses. An agreement allowed for annual fees totaling 0.03% of the first $1 billion of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly. On April 1, 2004, we entered into a new agreement. This agreement is for an initial term of one year and will continue each year thereafter unless terminated. The fee structure requires monthly payments of one hundred seventy-five dollars per loan. The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100. Such fees totaled $407, $290 and $145 for the years ended December 31, 2004, 2003 and 2002, respectively. None remain unpaid at December 31, 2004 and 2003.

An affiliate of our former advisor provides investment advisory services for our investment securities for a monthly fee. The agreement allows for a monthly fee of 0.75% per annum based on the average daily net asset value of any investments under management. Such fees are included in general and administrative expenses and totaled $84, none and none for the years ended December 31, 2004, 2003 and 2002, respectively. No amounts remain unpaid as of December 31, 2004 and 2003.

Our former advisor had contributed $200 to our capital for which it received 20,000 shares. These shares were transferred to Inland Real Estate Investment Corporation on August 1, 2004.

We use the services of an affiliate of our former advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term. During the years ended December 31, 2004, 2003 and 2002, we paid loan fees totaling $762, $2,218 and $477, respectively, to this affiliate. No amounts remain unpaid as of December 31, 2004 and 2003.

We use an affiliate of our former advisor to provide construction services for tenant improvements, development projects and ongoing repairs and maintenance. During the years ended December 31, 2004, 2003 and 2002 we paid $7,290, $5,706 and $1,990, respectively, of these costs.

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee. The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for the following amounts, if any: (1) the amounts by which our total operating expenses (the sum of the advisor asset management fee plus other operating expenses) paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year (average invested assets is the average of the total book value of our assets invested in equity interests and loans secured by real estate, before depreciation, reserves for bad debt or other similar non-cash reserves. We computed the average invested assets by taking the average of these values at the end of each month for which we were calculating the fee.); or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which would not exceed our advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 7% minimum annual return on the net investment of shareholders. For the years ended December 31, 2004, 2003 and 2002, we incurred $18,958, $15,531, and $5,293, respectively, of asset management fees. Aggregate unpaid fees were none and $12,031 at December 31, 2004 and 2003, respectively.

Prior to the merger, the property managers, entities owned principally by individuals who are affiliates of our former advisor, were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. Such costs are included in property operating expenses. We incurred property management fees of $20,574, $13,050 and $4,870 for the years ended December 31, 2004, 2003 and 2002, respectively. Of which $373 and none remain unpaid at December 31, 2004 and 2003, respectively.

We established a discount stock purchase policy for employees of our former advisor and its affiliates that enabled them to purchase shares of common stock at a discounted price of either $9.05 or $9.50 per share depending upon when the shares were purchased. We sold 20,227 shares to them and recognized an expense related to these discounts of $188 for the year ended December 31, 2003. This policy ended with the closing of our offerings in 2003.

On September 30, 2003, we funded a $24,250 mortgage note receivable to an affiliate of our former advisor. This mortgage note receivable was secured by the underlying property known as The Shops at Park Place in Plano, Texas. The note maintained a variable interest rate which was subject to an interest rate floor of 5%. The note required monthly payments of interest only with a final balloon payment which was paid before maturity on October 31, 2003.

During 2003, we funded various costs and deposits related to properties and financings that were eventually not closed by us. Subsequently, an affiliate of our former advisor decided to purchase these properties and accordingly we were reimbursed for those costs and deposits. As of December 31, 2003, the balance due related to these items was $2,024 and was classified in other assets. This amount has been repaid and a refund of $107 is due to an affiliate for over payment.

On February 24, 2005, we entered into a Property Services Agreement with IREA pursuant to which we provide to IREA certain property negotiation, acquisition, due diligence and closing services with respect to certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement continues until the termination of the Property Acquisition Agreement, dated December 29, 2004, between us and IREA. Under the Property Services Agreement, IREA is obligated to pay to us certain fees for services rendered (some of which are refundable or reimbursable to us in certain circumstances).

On February 24, 2005, we entered into a Letter Agreement with IREA pursuant to which we and IREA each waived certain of the fees and reimbursements payable with respect to certain properties under the Property Services Agreement described above and the Transition Property Due Diligence Services Agreement and Property Acquisition Agreement, dated as of December 29, 2004, with IREA.

With respect to the foregoing First Amendment to Transition Property Due Diligence Services Agreement, Property Services Agreement, and the Letter Agreement, the following is a brief description of material relationships between us and any of the other parties to the agreements: Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of ours and are consultants to us. Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control IREA.

4. Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders’ meeting. The initial options will be exercisable at $9.05 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders. As of December 31, 2004 and 2003, options to acquire 20,000 and 15,000 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer. The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering. As of December 31, 2004 and 2003, 8,550,767 had been issued, of which 546,904 have expired as of December 31, 2004. At December 31, 2004, no warrants had been exercised.

5. Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $18,017 and $10,680 as of December 31, 2004 and 2003, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2005	$368,116
2006	354,645
2007	329,942
2008	303,956
2009	275,548
Thereafter	1,785,047

Total	$3,417,254

The remaining lease terms range from one year to 25 years. Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Due to a revision of the 2003 estimate in 2004, tenant recovery income was reduced by $5,299.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements. GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $10,445, $8,231 and $2,213 for the years ended December 31, 2004, 2003 and 2002, respectively. The related accounts and rents receivable, net of allowance, for the years ended December 31, 2004 and 2003 were $21,523 and $11,818, respectively. We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.	Mortgages and Note Payable

Mortgages payable consist of the following at December 31, 2004 and 2003

Property as collateral:

			Balance at
Fixed Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
440 Commons	4.51%	02/2008	$9,875	$9,875
Aberdeen Square	6.25	01/2007	3,670	3,670
Abernathy Square	6.29	03/2009	13,392	13,392
Adams Farm	4.65	08/2009	6,700	—
Aiken Exchange	4.37	05/2009	7,350	—
Albertson’s at Bloomingdale Hills	4.47	04/2009	3,175	—
Anderson Central	4.94	12/2010	8,600	8,600
Barrett Pavilion	4.66	08/2010	44,000	44,000
Bass Pro Outdoor World	5.93	08/2009	9,100	9,100
Bellevue Place Shopping Center	5.13	12/2013	5,985	5,985
Bi Lo - Asheville	5.16	11/2010	4,235	4,235
Bi-Lo - Northside	4.47	04/2009	2,200	—
Bi Lo - Shelmore	4.78	10/2008	6,350	6,350
Bi Lo - Southern Pines	5.16	11/2010	3,950	3,950
Bi Lo - Sylvania	5.16	11/2010	2,420	2,420
Birkdale Village	4.08	08/2010	55,000	55,000
BJ’s Wholesale Club	5.06	12/2010	7,117	7,117
Brandon Blvd. Shoppes	6.24	03/2009	5,137	5,137
Brick Center Plaza	4.38	06/2010	10,300	10,300
Camfield Corners	5.04	12/2010	5,150	5,150
Camp Hill Center	4.20	08/2010	4,300	4,300
Capital Crossing	4.30	09/2010	5,478	5,478
Capital Plaza	4.37	01/2010	4,109	—
Carlisle Commons	4.99	11/2010	21,560	21,560
Cascades Marketplace	4.51	12/2008	9,240	9,240
Casselberry Commons	7.64	04/2006	8,703	8,703
Cedar Springs Crossing	4.51	08/2010	5,800	—
Center Pointe Plaza I	5.32	08/2011	4,250	—
Chatham Crossing	4.65	04/2010	2,190	2,190
Chesterfield Crossings	5.50	10/2009	6,380	6,380
Chickasaw Trails Shopping Center	6.26	11/2006	4,400	4,400
Circuit City - Cary	4.77	04/2010	3,280	3,280
Circuit City - Culver City	4.87	10/2010	4,813	4,813
Circuit City - Highland Ranch	4.87	10/2010	3,160	3,160
Circuit City - Olympia	4.87	10/2010	3,160	3,160
Circuit City - Rome	5.50	10/2009	2,470	2,470
Circuit City - Vero Beach	5.50	09/2009	3,120	3,120
Circuit City Plaza	5.50	09/2009	6,275	6,275
City Crossing	4.97	10/2010	10,070	10,070
Clayton Corners	7.25	04/2012	9,850	9,850
Clearwater Crossing	5.00	12/2010	7,800	7,800
Colonial Promenade Bardmoor Center	4.52	08/2010	9,400	9,400
Columbia Promenade	7.61	02/2006	3,600	3,600
Columbiana Station	4.04	05/2010	25,900	25,900
Commonwealth Center II	4.39	07/2010	12,250	12,250

			Balance at
Fixed Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
CompUSA Retail Center	4.41%	04/2010	$4,000	$4,000
Concord Crossing	4.44	06/2010	2,890	2,890
Cortez Plaza	7.15	07/2012	16,624	16,787
CostCo Plaza	4.99	12/2010	9,255	9,255
Countryside	6.54	06/2006	4,300	4,300
Cox Creek Shopping Center	7.09	03/2012	14,954	15,107
Creeks at Virginia Center	6.37	08/2012	27,287	27,604
Crossroads Plaza	4.58	02/2009	9,900	—
Crystal Springs Shopping Center	6.15	08/2009	4,070	4,070
CVS Pharmacy #6794-01	5.05	06/2013	1,540	1,540
CVS Pharmacy #6841-01	5.05	06/2013	1,203	1,203
CVS Pharmacy #6967-01	5.05	06/2013	1,338	1,338
CVS Pharmacy #6974-01	5.05	06/2013	1,316	1,316
CVS Pharmacy #6978-01	5.05	06/2013	1,036	1,036
CVS Pharmacy #6982-01	5.05	06/2013	1,097	1,097
CVS Pharmacy #7440-01	5.05	06/2013	1,177	1,177
CVS Pharmacy #7579-01	5.05	06/2013	1,521	1,521
CVS Pharmacy #7678-01	5.05	06/2013	1,546	1,546
CVS Pharmacy #7709-01	5.05	06/2013	845	845
CVS Pharmacy #5040-01	5.05	06/2013	1,407	1,407
CVS Pharmacy #6226-01	5.05	06/2013	1,005	1,005
CVS Pharmacy #7785-01	5.05	06/2013	941	941
CVS Pharmacy #7804-01	5.05	06/2013	1,445	1,445
CVS Pharmacy #7642-01	5.05	06/2013	1,022	1,022
Denbigh Village	4.94	12/2010	11,457	11,457
Downtown Short Pump	4.90	08/2010	18,480	18,480
Duvall Village	7.04	10/2012	9,174	9,330
East Hanover Plaza	4.69	07/2010	9,280	9,280
Eckerd Drug Store #0234	5.05	06/2013	1,161	1,161
Eckerd Drug Store #0444	5.05	06/2013	1,129	1,129
Eckerd Drug Store #2320	5.05	06/2013	1,271	1,271
Eckerd Drug Store #3449	5.17	11/2010	1,120	1,120
Eckerd Drug Store #5018	4.97	02/2010	1,582	1,582
Eckerd Drug Store #5661	4.97	02/2010	1,777	1,777
Eckerd Drug Store #5786	4.97	02/2010	905	905
Eckerd Drug Store #5797	4.97	02/2010	1,636	1,636
Eckerd Drug Store #6007	4.97	02/2010	1,636	1,636
Eckerd Drug Store #6036	4.97	02/2010	1,636	1,636
Eckerd Drug Store #6040	4.94	02/2010	1,911	1,911
Eckerd Drug Store #6043	4.97	02/2010	1,636	1,636
Eckerd Drug Store #6062	4.94	02/2010	1,418	1,418
Eckerd Drug Store #6089	4.97	02/2010	1,375	1,375
Eckerd Drug Store #6095	4.97	02/2010	1,571	1,571
Eckerd Drug Store #6172	4.94	02/2010	1,636	1,636
Eckerd Drug Store #6193	4.94	02/2010	1,636	1,636
Eckerd Drug Store #6199	4.94	02/2010	1,636	1,636
Eckerd Drug Store #6257	5.18	04/2010	640	640
Eckerd Drug Store #6286	5.18	04/2010	1,601	1,601
Eckerd Drug Store #6334	4.94	02/2010	1,636	1,636
Eckerd Drug Store #6392	4.97	02/2010	1,636	1,636

			Balance at
Fixed Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
Eckerd Drug Store #6695	4.97%	02/2010	$1,636	$1,636
Eckerd Drug Store - Blackstock	5.43	03/2014	1,492	—
Eckerd Drug Store - Concord	5.43	03/2014	1,234	—
Eckerd Drug Store - Greenville	6.30	08/2009	1,540	1,540
Eckerd Drug Store - Perry Creek	5.43	03/2014	1,565	—
Eckerd Drug Store - Piedmont	5.17	10/2010	1,100	1,100
Eckerd Drug Store - Spartanburg	6.30	08/2009	1,542	1,542
Eckerd Drug Store - Tega Cay	5.43	03/2014	1,678	—
Eckerd Drug Store - Woodruff	5.43	03/2014	1,561	—
Edgewater Town Center	4.69	06/2010	14,000	14,000
Eisenhower Crossing I	6.09	01/2007	16,375	16,375
Eisenhower Crossing II	6.12	01/2007	7,425	7,425
Fayette Pavilion I & II	5.62	07/2010	53,250	46,945
Fayette Pavilion III	3.80	03/2007	25,150	25,150
Flamingo Falls	4.35	08/2010	13,200	13,200
Forest Hills Centre	4.49	03/2010	3,660	3,660
Forestdale Plaza	4.91	01/2010	3,319	3,319
Fountains	4.66	07/2011	32,500	—
Gateway Market Center	7.94	08/2005	10,425	10,425
Gateway Plaza II - Conway	4.65	05/2010	3,480	3,480
Gateway Plaza - Jacksonville	4.82	03/2010	6,500	6,500
Glenmark Centre	4.78	10/2008	7,000	7,000
Golden Gate	4.77	04/2010	6,379	6,379
Goldenrod Groves	4.41	04/2010	4,575	4,575
Goody’s Shopping Center	5.00	12/2010	1,185	1,185
Hairston Crossing	5.99	07/2009	3,655	3,655
Hampton Point	5.50	10/2009	2,475	2,475
Harundale Plaza	4.64	04/2010	12,362	12,362
Heritage Pavilion	4.46	07/2009	21,500	21,500
Hilliard Rome	5.87	01/2013	11,723	11,870
Hillsboro Square	5.50	10/2009	12,100	12,100
Hiram Pavilion	4.51	08/2010	19,369	25,100
Houston Square	4.74	01/2009	2,750	2,750
Jones Bridge Plaza	4.38	04/2010	4,350	4,350
Kensington Place	4.91	01/2011	3,750	3,750
Killearn Shopping Center	4.53	02/2009	5,970	4,041
Kmart	6.80	06/2006	4,655	4,655
Kroger - Cincinnati	4.87	10/2010	3,969	3,969
Kroger - Grand Prairie	4.87	10/2010	3,086	3,086
Kroger - West Chester	4.87	10/2010	2,475	2,475
Lake Olympia Square	8.25	04/2007	5,133	5,313
Lake Walden Square	7.63	11/2007	9,418	9,564
Lakeview Plaza	8.00	03/2018	3,613	3,613
Largo Town Center	4.90	12/2010	17,200	17,200
Lexington Place	4.96	01/2011	5,300	5,300
Loisdale Center	4.58	12/2008	15,950	15,950
Lowe’s Home Improvement	6.80	06/2006	4,845	4,845
Lowe’s Home Improvement - Baytown	4.87	10/2010	6,099	6,099
Lowe’s Home Improvement - Cullman	4.87	10/2010	4,737	4,737
Lowe’s Home Improvement - Houston	4.87	10/2010	6,393	6,393

			Balance at
Fixed Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
Lowe’s Home Improvement - Steubenville	4.87%	10/2010	$6,061	$6,061
Manchester Broad Street	4.76	12/2008	7,205	7,205
Market Square	7.02	09/2008	8,176	8,290
Marketplace at Mill Creek	4.34	05/2010	27,700	27,700
McFarland Plaza	5.50	09/2009	8,425	8,425
Meadowmont Village Center	4.20	08/2010	13,400	13,400
Melbourne Shopping Center	7.68	03/2009	5,945	5,947
Merchants Square	7.25	11/2008	3,138	3,165
Middleton Village	4.53	02/2009	10,000	—
Midway Plaza	4.91	11/2010	15,638	15,638
Mill Pond Village	4.76	07/2009	8,500	—
Monroe Shopping Center	4.63	06/2010	1,915	1,915
Mooresville Marketplace	8.00	11/2022	3,894	—
Mount Pleasant Outlot (Village Center)	5.17	07/2011	2,070	—
Naugatuck Valley Shopping Center	4.72	12/2008	28,600	28,600
North Aiken Bi-Lo Center	4.64	04/2010	2,900	2,900
North Hill Commons	5.24	11/2010	2,475	2,475
Northlake Commons	4.96	01/2011	13,376	13,376
Northpoint Marketplace	5.50	10/2009	4,535	4,535
Oak Summit	4.27	06/2009	8,200	—
Oakley Plaza	4.29	08/2010	5,175	5,175
Oleander Shopping Center	7.80	11/2011	3,000	3,000
Overlook at King of Prussia	4.60	03/2008	30,000	30,000
Paradise Place	4.55	02/2009	6,555	—
Paradise Promenade	4.32	06/2009	6,400	—
Paraiso Plaza	4.63	06/2010	5,280	5,280
PETsMART - Chattanooga	7.37	06/2008	1,304	1,304
PETsMART - Daytona Beach	7.37	06/2008	1,361	1,361
PETsMART - Fredricksburg	7.37	06/2008	1,435	1,435
Piedmont Plaza	5.50	09/2028	5,922	—
Plant City Crossing	4.70	04/2010	5,900	5,900
Plaza del Paraiso	4.72	02/2010	8,440	—
Pleasant Hill	5.04	12/2009	17,120	17,120
Pointe at Tampa Palms	4.47	04/2009	2,890	—
Presidential Commons	6.80	12/2007	24,067	24,067
Presidential Commons	2.50	11/2006	2,000	2,000
Publix Brooker Creek	4.61	12/2011	5,000	4,468
River Ridge	4.16	04/2008	14,499	14,500
River Run	4.01	08/2010	6,490	6,490
Riverdale Shops	4.25	02/2008	23,200	23,200
Riverstone Plaza	5.50	09/2009	17,600	17,600
Rosedale Shopping Center	7.94	06/2011	13,300	13,300
Route 22 Retail Shopping Center	7.49	01/2008	11,146	11,297
Sand Lake Corners	6.80	06/2008	11,900	11,900
Sandy Plains Village	5.00	12/2010	9,900	9,900
Seekonk Town Center	4.06	05/2007	6,100	6,100
Sexton Commons	4.50	12/2009	4,400	4,400
Sharon Greens	6.07	09/2009	6,500	6,500
Sheridan Square	4.39	06/2010	3,600	3,600
Shoppes at Citiside	4.37	05/2010	5,600	5,600
Shoppes at Lake Dow	4.97	12/2010	6,100	6,100
Shoppes at Lake Mary	4.91	01/2010	6,250	6,250

			Balance at
Fixed Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
Shoppes at New Tampa	4.91%	08/2010	$10,600	$10,600
Shoppes at Oliver’s Crossing	4.63	06/2010	5,100	—
Shoppes at Paradise Pointe	5.12	10/2010	6,420	6,420
Shoppes at Wendover Village I	4.22	06/2009	5,450	—
Shoppes of Ellenwood	4.72	02/2010	5,905	—
Shoppes of Golden Acres	4.68	12/2011	7,098	—
Shoppes of Lithia	4.72	02/2010	7,085	—
Shoppes on the Circle	7.92	11/2010	11,978	12,092
Shoppes on the Ridge	4.74	12/2011	9,628	—
Sony Theatre Complex	4.69	07/2010	6,445	6,445
Southampton Village	4.66	05/2011	6,700	—
Southlake Shopping Center	7.25	11/2008	7,492	7,590
Southwood Plantation	4.69	12/2011	4,994	—
Spring Mall Center	4.66	12/2010	5,765	5,765
Springfield Park	4.20	08/2010	5,600	5,600
Squirewood Village	4.47	04/2009	1,900	—
Stonecrest Marketplace	4.34	05/2010	19,075	19,075
Super Wal-Mart - Alliance	4.87	10/2010	8,451	8,451
Super Wal-Mart - Greenville	4.87	10/2010	9,048	9,048
Super Wal-Mart - Winston-Salem	4.87	10/2010	10,030	10,030
Suwanee Crossroads	4.60	08/2010	6,670	6,670
Sycamore Commons	5.11	09/2009	20,000	20,000
Sycamore Commons - Outlot I	4.55	02/2009	1,475	—
Target Center	6.02	08/2009	4,192	4,192
Tequesta Shoppes Plaza	5.30	10/2010	5,200	5,200
Thompson Square Mall	4.22	07/2009	13,350	—
Town & Country	4.70	05/2010	30,900	30,900
Town Center Commons	7.00	04/2006	4,750	4,750
Turkey Creek I & II	5.23	11/2010	7,050	7,050
Valley Park Commons	4.44	04/2010	6,770	6,770
Village Center	4.44	04/2010	13,200	13,200
Village Crossing	4.73	06/2010	44,000	44,000
Village Square at Golf	5.23	11/2010	10,200	10,200
Wakefield Crossing	4.50	12/2009	5,920	5,920
Walgreens	4.84	12/2010	2,397	2,397
Walks at Highwood Preserve I	5.50	10/2009	13,230	13,230
Walks at Highwood Preserve II	4.37	05/2009	3,700	—
Wal-Mart/Sam’s Club	4.87	10/2010	7,938	7,938
Ward’s Crossing	5.50	09/2009	6,090	6,090
Warwick Center	4.13	06/2010	16,939	—
Watercolor Crossing	4.76	01/2012	4,355	—
Waterfront Marketplace	6.35	08/2012	30,694	31,052
Waterfront Town Center	6.35	08/2012	40,438	40,910
West Falls Plaza	4.69	06/2010	11,075	11,075
West Oaks Towne Center	6.80	06/2006	4,900	4,900
Westside Centre	4.27	09/2013	29,350	29,350
Willoughby Hills Shopping Center	6.98	06/2018	14,480	14,480
Windsor Court Shopping Center	4.39	06/2010	8,015	8,015
Winslow Bay Commons	4.53	02/2009	23,200	—
Wytheville Commons	4.30	06/2009	5,590	—

Total Fixed Rate Mortgages Payable			$2,013,626	$1,744,336

			Balance at
Variable Rate Mortgages Payable	Interest Rate at 12/31/04	Maturity Date	December 31, 2004	December 31, 2003
Bartow Marketplace	4.21%	09/2006	$13,475	$13,475
Boynton Commons	4.21	03/2008	15,125	15,125
Bridgewater Marketplace	4.31	09/2006	2,988	2,988
Citrus Hills	4.26	02/2007	3,000	3,000
Conway Plaza	4.07	06/2005	5,000	5,000
Creekwood Crossing	4.36	03/2007	11,750	11,750
Douglasville Pavilion	3.88	07/2007	14,923	14,924
Fayetteville Pavilion	3.88	07/2007	15,938	15,939
Fountains	4.31	03/2004	—	14,000
Jo-Ann Fabrics	4.21	08/2008	2,450	2,450
Just For Feet - Augusta	4.31	03/2007	1,668	1,668
Just For Feet - Covington	4.31	03/2007	1,885	1,885
Just For Feet - Daytona	4.17	09/2006	2,000	2,000
Lakewood Ranch	4.27	10/2009	4,400	4,400
Newnan Pavilion	3.88	07/2007	20,414	20,415
Sarasota Pavilion	4.21	07/2007	19,000	19,000
Sarasota Pavilion	4.21	07/2007	2,000	2,000
Skyview Plaza	4.16	11/2006	10,875	10,875
Southlake Pavilion	3.88	07/2007	36,213	36,214
Steeplechase Plaza	4.06	04/2007	4,651	4,651
Stonebridge Square	4.17	07/2007	10,900	10,900
Turkey Creek I & II	3.88	07/2007	12,118	12,119
Universal Plaza	4.36	04/2007	4,970	4,970
Venture Pointe	3.88	07/2007	14,473	14,474
Woodstock Square	4.21	07/2008	14,000	14,000
Woodstock Square	—	04/2004	—	6,700

Total Variable Rate Mortgages Payable			$244,216	$264,922

Total Mortgages Payable before premium from debt assumed at acquisition			2,257,842	2,009,258

Net premium from debt assumed at acquisition, net of amortization			10,434	18,639

Total Mortgages Payable			$2,268,276	$2,027,897

Note Payable
Line of credit Key Bank	4.69%	05/2005	$25,000	$50,000

We believe we can achieve the optimum balance between risk and return to our shareholders by leveraging our properties at approximately 50% to 55% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of the properties. Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

For the year ended December 31, 2004 and 2003, we closed on or assumed mortgage debt with a principal amount of $269,284 and $1,333,636, net of mortgage debt repaid. The average costs of funds for 2004 and 2003 were approximately 5.03% and approximately 4.93%, respectively. We also maintained two lines of credit in the aggregate amount of $114,000, of which none was outstanding as of December 31, 2004. The first line of credit for $14,000 was secured by the Fountains shopping center. This line of credit matured on March 27, 2004, and we chose to pay off the funds outstanding and elected not to renew the line. In addition, as of May 7, 2004, we renewed our unsecured line of credit in the amount of $100,000, of which $25,000 was outstanding at December 31, 2004. This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000. This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense. We were in compliance with these covenants for the reporting period ending December 31, 2004.

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

The following table shows the debt maturing during the next five years and thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:*
Fixed rate debt	$13,371	45,490	92,162	209,449	347,273	1,305,881	$2,013,626
Variable rate debt	30,000	29,338	173,903	31,575	4,400	—	269,216
	$43,371	74,828	266,065	241,024	351,673	1,305,881	$2,282,842

Weighted average interest rate on maturing debt:
Fixed rate debt	7.69%	6.97%	5.68%	5.27%	5.11%
Variable rate debt	4.59%	4.20%	4.00%	4.21%	4.27%

*                                         The debt maturity does not include any premiums associated with debt assumed at acquisition.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of our mortgages, excluding the $25,000 outstanding on our line of credit, is estimated to be approximately $2,279,000 at December 31, 2004. We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

The principal balance of $269,216 or 11.8% of our mortgages and notes payable at December 31, 2004, have variable interest rates averaging 4.12%. An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

We paid off or refinanced all of the debt that matured during 2004 and 2003. In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis. We intend to pay off or refinance all debt that matures in 2005.

7. Mortgages Receivable

On April 29, 2002, we funded a $2,475 second mortgage note receivable to be used by the borrower for the redevelopment of a shopping center known as Midway Plaza. The note maintained a stated interest rate of 10% per annum and had a maturity date of the earlier of May 31, 2003 or the date upon which the property was sold, transferred or conveyed by the borrower. The note required monthly payments of interest only and a final balloon payment due at maturity. Pursuant to the terms of the agreement, the monthly interest payments were to be drawn from a reserve the borrower was required to establish. This $268 reserve was retained by us as a reduction of the principal distributed to the borrower. The note was fully paid in May, 2003 when we purchased the shopping center.

On August 29, 2002, we funded a mortgage note receivable of $44,000 which replaced a loan used by the borrower for the construction of a shopping center known as Westside Centre in Huntsville, Alabama. The note maintained a stated interest rate of 9.25% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, at the time the property was purchased.

On October 31, 2002, we funded a mortgage note receivable on 19 Eckerd stores located in Pennsylvania, New York, and West Virginia totaling 210,906 square feet. The principal amount of $53,000 was secured by first mortgages on the properties. The interest rate of the note was 5.6% per annum and was due to mature January 8, 2003. On January 8, 2003, we exercised our option to purchase these properties and this mortgage note receivable was applied toward the purchase price of the property.

On November 19, 2002, we funded a second mortgage note receivable for $7,000 to be used by the borrower for the construction of a portion of Westside Centre. The note maintained a stated rate of interest of 9.00% per annum, matured on April 2, 2003, and was fully repaid on April 9, 2003, when we exercised our option to purchase the property.

On March 27, 2003, we funded a first mortgage receivable for $36,000 for a shopping center known as Carlisle Commons in Carlisle, Pennsylvania. The note required monthly payments at a stated interest rate of 8.446% and matured on September 1, 2003. On September 8, 2003, we exercised our option to purchase this property and this mortgage note receivable was applied toward the purchase price of the property.

There were no mortgages receivable outstanding at December 31, 2004.

8. Segment Reporting

We own and seek to acquire multi-tenant shopping centers in the eastern United States. All of our shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, New Jersey, Massachusetts, Ohio, California, Colorado, Michigan, Rhode Island and Washington. Our shopping centers are typically anchored by grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

The net property operations and net income are summarized in the following table as of and for the years ended December 31, 2004, 2003 and 2002, along with reconciliations to net income.

Property Operations:	2004	2003	2002
Total property revenue	$464,076	$312,874	$111,871
Total property expenses	(126,770)	(79,204)	(27,845)
Mortgage interest	(111,573)	(65,475)	(25,024)

Net property operations	225,733	168,195	59,002

Other income	1,945	4,954	4,139

Less non-property expenses:
General and administrative expenses	(8,056)	(5,902)	(2,474)
Advisor asset management fee	(18,958)	(15,531)	(5,293)
Depreciation and amortization	(135,085)	(81,880)	(27,879)
Terminated contract costs	(144,200)	—	—
Provision for asset impairment	(2,056)	—	—

Net (loss) income	$(80,677)	$69,836	$27,495

The following table summarizes property asset information as of December 31, 2004 and 2003.

	2004	2003
Total assets:
Shopping center assets	$4,182,727	$3,965,552
Non-segment assets	111,930	104,476

	$4,294,657	$4,070,028

We do not derive any of our consolidated revenue from foreign countries and do not have any major customer that individually accounts for 10% or more of our consolidated revenues.

9. Recent Developments

On April 14, 2004, our Board of Directors adopted a policy that we would not provide loans to our officers or directors.

On August 4, 2004, we entered into a lease termination agreement effective March 1, 2004, with a tenant relating to 48,700 square feet of space at our property known as Heritage Pavilion, located in Smyrna, Georgia, in exchange for a total lease termination payment of $692, which is included in rental income. In connection with this lease termination, we recorded lease termination fee income of $652 for the year ended December 31, 2004, which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables. The lender, holding a mortgage note in the amount of $21,500 secured by the property, required the lease termination fee payment received by us be deposited into an interest bearing escrow account with the lender to fund future disbursements to be made in connection with the re-tenanting of the vacated space.

On August 31, 2004, we entered into a lease termination agreement with a tenant relating to 32,500 square feet of space at our property known as the Fountains, located in Plantation, Florida, in exchange for a lease termination payment of $1,300, which is included in rental income. In connection with this lease termination, we recorded lease termination fee income of $1,270 for the year ended December 31, 2004, which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables.

On September 2, 2004, we received 40,679 shares of Kmart stock as a termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida; Bradenton, Florida and Macon, Georgia. The value of the stock at the close of business on September 2, 2004 was $79.39 per share resulting in lease terminations fees valued at $3,230, which is included in rental income. In connection with these lease terminations, we recorded lease termination fee income of approximately $2,960 for the year ended December 31, 2004, which represents the value of the stock described above, less related outstanding receivables, including deferred rent receivables.

On September 10, 2004, we increased the size of our Board of Directors to eight directors and amended our bylaws to provide that the size of the Board of Directors may not be changed without the approval of at least 80% of our directors then in office.

On September 23, 2004, and as required by the Sarbanes-Oxley Act of 2002, we adopted a nonretaliation (whistleblower) policy.

On December 20, 2004, we executed a non-binding letter of intent to enter into a joint venture agreement with an unrelated third party. We are currently negotiating the final terms of the agreement, and no assurances can be made that such joint venture agreement will be consummated.

On December 20, 2004, our shareholders approved an amendment and restatement of our charter. On December 29, 2004, we filed with the State of Maryland such amended and restated charter. The amendments ensure that our corporate governance documents properly reflect the effects of the acquisition of the advisor and property managers described and our transition to becoming a self-administered real estate investment trust.

At our Annual Meeting of Shareholders held December 20, 2004, our shareholders ratified and approved the following matters:

•                  Our entry into the merger agreement and the merger.

•                  The election of the following individuals as our directors: Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Robert D. Parks, Barry L. Lazarus, Richard P. Imperiale and Brenda G. Gujral.

•                  The amendment and restatement of our charter to ensure that our corporate governance documents properly reflect the effects of the acquisition of the advisor and property managers and our transition to becoming a self-administered real estate investment trust.

•                  Our appointment of KPMG LLP as our independent registered public accounting firm for 2004.

As part of the merger transaction, effective as of December 29, 2004, Barry L. Lazarus resigned as our Chief Financial Officer in order to fully dedicate his time to performing his duties as our President, Chief Executive Officer and Chief Operating Officer. James W. Kleifges replaced Mr. Lazarus as our Chief Financial Officer.

Effective as of December 29, 2004, the following persons were appointed by our Board of Directors as executive officers: Barry L. Lazarus, James W. Kleifges, Michael J. Moran, JoAnn M. Armenta, John DiGiovanni, and Jason A. Lazarus.

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us. See further discussion of this transaction at Note 3. Related Party Transactions.

10. Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the common shares). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts. As of December 31, 2004, 2003 and 2002, options to purchase 20,000, 15,000 and 13,500 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial. Under the merger agreement, 19,700,060 shares are held in escrow with a portion to be released on the first anniversary of the merger closing date and the balance to be released on the 540th day after the merger closing date, subject in both cases to any pending claims of ours for indemnification under the merger agreement. These shares were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

As of December 31, 2004 and 2003, warrants to purchase 8,003,863 and 8,550,767 shares of common stock at a price of $12.00 per share were outstanding, respectively. These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 228,027,666, 192,874,787, and 70,243,809 for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Commitments and Contingencies

During 2004, we were at various stages in the development and redevelopment of ten projects. Most of these projects have been substantially completed and placed in service as of December 31, 2004.

The table below summarizes the important information regarding the seven development projects and three redevelopment projects (Cypress Trace, Market Place and Edgewater Town Center).

Property	Date Acquired	Major Tenants	Square Footage	Budgeted Project Costs	Actual Cost Accrued & Paid at 12/31/04	Amount Accrued at 12/31/04	Placed In Service
Alexander Place	09/10/04	PetCo	15,100	$8,208	$2,600	$—	—
Cypress Trace	03/11/04	Bealls	262,368	29,153	21,646	—	Mar 2004
Edgewater Town Center	05/09/03	Whole Foods	41,609	1,500	942	268	Dec 2004
Market Place	04/21/04	ASH	107,000	16,896	11,372	—	—
Redbud Commons	06/04/03	Bi-Lo	62,527	7,290	6,934	—	Feb 2004
Shoppes on the Ridge	12/12/02	Publix	111,971	14,790	14,745	1,934	Nov 2003
Shoppes of Golden Acres I & II	02/18/02	Publix	120,770	19,889	15,695	375	Oct 2002
Southampton Village	11/12/02	Publix	77,900	10,893	10,882	399	Nov 2003
Southwood Plantation	10/18/02	Publix	62,500	7,373	7,271	14	Aug 2003
Watercolor Crossing	03/27/03	Publix	43,200	6,818	6,434	728	Dec 2003

For each development project we have undertaken, we acquired the land when at least one anchor tenant signed a lease. We concurrently entered into a co-development agreement with an experienced developer to oversee each project (with the exception of Redbud Commons, where we are the sole developer), including supervision of the general contractor and leasing activities. Each developer, under the co-development agreement is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion. Most of these projects are close to completion as of December 31, 2004 and final costs are anticipated to be within the budget established for each project.

It is our experience that including development projects in our portfolio enhances the return to shareholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

We closed on several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing. We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a pre-determined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation. Based on pro forma leasing rates, we may pay as much as approximately $45,700 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004 and 2003 we agreed to fund a total of seven notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers of which three remain outstanding at December 31, 2004. The notes maintain a stated interest rate of 9% per annum and mature on dates ranging from December, 2003 through September, 2007. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at December 31, 2004 and 2003 was $3,176 and $8,165 respectively, is included in developments in progress on the balance sheet. Interest received on these notes is applied as a reduction to our final costs. These receivables are expected to be repaid at the time each earnout is funded.

12. Provision for Asset Impairment

During the fourth quarter of 2004, we recorded an asset impairment of $2,056 related to an approximately 17,000 square foot, single-user property located in Augusta, GA. The tenant filed for bankruptcy in May, 2004, rejected the lease and vacated the property. During the fourth quarter 2004, and after our diligent efforts to re-tenant the property, we decided that redeveloping the property was the most appropriate choice to enhance shareholder value.

13. Derivative Instruments

For the year ended December 31, 2004, we sold call options on equity securities we held. For the years ended December 31, 2003 and 2002, derivative instruments were not utilized. For the year ended December 31, 2004, no derivative instruments were designated as hedges as determined in accordance with SFAS 133. Gains and losses from changes in fair values of derivatives that are not designated as a hedge for accounting purposes did not have a significant impact on earnings for the year ended December 31, 2004. A loss of $6 for the year ended December 31, 2004 from changes in fair values of derivatives were recognized in earnings as part of other income. A gain of $91 for the year ended December 31, 2004 from expiration of derivatives that are not designated as hedges for accounting purposes were recognized in earnings as part of other income.

14. Subsequent Events

We paid distributions of $17,677, $17,775 and $16,105 to our shareholders in January, February and March 2005, respectively.

Through the DRP and SRP, we issued a net of 2,349,392 shares of common stock from January 1, 2005 through March 10, 2005, resulting in a total of 253,660,419 shares of common stock outstanding.

From the period beginning January 1, 2005 through March 10, 2005, we have not purchased any additional properties.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent. We funded earnouts on one tenant space for a total of $1,902 at one of our existing properties.

We closed on a total of two individual mortgages payable totaling $26,107 and repaid one individual mortgage payable totaling $10,425 subsequent to December 31, 2004.

We currently intend to purchase ten additional properties and land for future development for a total of approximately $90,000, but there can be no assurance that we will acquire these properties. We believe we will have sufficient funds to acquire these properties. These acquisitions have been approved by our Board of Directors.

On January 20, 2005, we repaid the $25,000 line of credit.

On January 28, 2005, we received a subpoena from the New York office of the Securities and Exchange Commission (SEC) regarding an investigation of the W. P. Carey Financial Corporation, an unrelated company. The information and documentation sought by the SEC involves broker/dealer compensation of the sales of our stock. We are cooperating with this request for information and documentation.

On February 1, 2005, our Board of Directors agreed to modify the price at which we will sell or buy our shares under the DRP and the SRP, effective April 7, 2005 and March 15, 2005, respectively. The new fixed price per share will be $10.25.

On February 1, 2005, our Board of Directors approved the engagement and appointment of Registrar and Transfer Company as our transfer agent, registrar and distribution agent. The transition of our transfer agent is subject to our and Registrar and Transfer Company agreeing on the terms of such assignment and other customary terms and conditions. Although the parties anticipate that the transition will be completed in March 2005, if we and Registrar and Transfer Company fail to reach agreement on the terms of the engagement, then the transition may not be consummated or may be delayed.

On February 1, 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2005 at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004.

On February 24, 2005, we entered into a Property Services Agreement with IREA pursuant to which we provide to IREA certain property negotiation, acquisition, due diligence and closing services with respect to certain retail, mixed-use and single-user properties located east of the Mississippi River in the continental United States, but excluding that portion of such geographical area located within 400 miles of Oak Brook, Illinois. The term of this agreement continues until the termination of the Property Acquisition Agreement, dated December 29, 2004, between us and IREA. Under the Property Services Agreement, IREA is obligated to pay to us certain fees for services rendered (some of which are refundable or reimbursable to us in certain circumstances).

On February 24, 2005, we entered into a Letter Agreement with IREA pursuant to which we and IREA each waived certain of the fees and reimbursements payable with respect to certain properties under the Property Services Agreement described above and the Transition Property Due Diligence Services Agreement and Property Acquisition Agreement, dated as of December 29, 2004, with IREA.

With respect to the foregoing First Amendment to Transition Property Due Diligence Services Agreement, Property Services Agreement, and the Letter Agreement, the following is a brief description of material relationships between us and any of the other parties to the agreements: Daniel L. Goodwin, Robert D. Parks and G. Joseph Cosenza all are shareholders of ours and are consultants to us. Additionally, Mr. Parks is our Chairman and serves on our Board of Directors. Mr. Goodwin, Mr. Parks and Mr. Cosenza own interests in, and are officers and/or directors of, certain companies that indirectly own or control IREA.

15. Quarterly Operating Results (unaudited)

The following represents the results of operations, for each quarterly period, during the years ended December 31, 2004 and 2003.

	2004
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$464,076	$117,927	$116,375	$115,069	$114,705
Total expenses	(435,125)	(222,845)	(73,171)	(68,842)	(70,267)

Operating income (loss)	28,951	(104,918)	43,204	46,227	44,438

Other income	1,945	587	559	435	364
Interest expense	(111,573)	(29,618)	(28,201)	(27,194)	(26,560)

Net (loss) income available to common shareholders	$(80,677)	$(133,949)	$15,562	$19,468	$18,242

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities, net of amounts realized	1,901	564	1,232	(101)	206

Comprehensive (loss) income	$(78,776)	$(133,385)	$16,794	$19,367	$18,448

Net (loss) income available to common shareholders per weighted average common share – basic and diluted	$ (0.35)	$ (0.59)	$ 0.07	$ 0.09	$ 0.08

Weighted average common shares outstanding – basic and diluted	228,027,666	231,257,629	228,951,295	226,992,370	224,909,371

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	2003
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Total revenues	$312,874	$105,288	$87,339	$69,854	$50,393
Total expenses	(182,517)	(65,148)	(49,220)	(40,292)	(27,857)

Operating income	130,357	40,140	38,119	29,562	22,536

Other income	4,954	454	1,329	1,399	1,772
Interest expense	(65,475)	(23,706)	(18,206)	(13,698)	(9,865)

Net income available to common shareholders	$69,836	$16,888	$21,242	$17,263	$14,443

Other comprehensive income:
Unrealized gain on investment securities, net of amounts realized	2,663	830	259	1,344	230

Comprehensive income	$72,499	$17,718	$21,501	$18,607	$14,673

Net income available to common shareholders per weighted average common share - basic and diluted	$0.36	$0.07	$0.10	$0.09	$0.10

Weighted average common shares outstanding - basic and diluted	192,874,787	222,588,022	220,008,080	190,290,064	138,612,981

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2004

		Initial Costs (A)			Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (E)	Accumulated Depreciation (F)	Date Constructed	Date Acquired
Multi-Tenant Retail
440 Commons Jersey City, NJ	$9,875	$5,810	$12,236	$(165)	$5,810	$12,071	$17,881	$737	1997	05/03
Aberdeen Square Boynton Beach, FL	3,670	1,948	4,768	(110)	1,948	4,658	6,606	581	1990	10/01
Abernathy Square Atlanta, GA	13,392	8,055	16,076	(99)	8,055	15,977	24,032	1,997	1983/1994	12/01
Acworth Avenue Acworth, GA	—	959	1,875	(16)	959	1,859	2,818	261	2001	12/00
Adams Farm Greensboro, NC	6,700	2,662	9,897	(1,448)	2,662	8,449	11,111	240	2004	04/04
Aiken Exchange Aiken, SC	7,350	1,998	10,851	(2,215)	1,998	8,636	10,634	317	2004	01/04
Albertsons at Bloomingdale Brandon, FL	3,175	2,346	3,509	(1,427)	2,346	2,082	4,428	105	2002	12/03
Alexander Place Raleigh, NC	—	7,329	18,362	(3,283)	4,729	17,679	22,408	174	2004	09/04
Anderson Central Anderson, SC	8,600	2,220	13,643	(395)	2,220	13,248	15,468	1,679	1999	11/01
Barrett Pavilion Kennesaw, GA	44,000	20,033	60,150	(6)	20,033	60,144	80,177	3,736	1994-1998	05/03
Bartow Marketplace Cartersville, GA	13,475	6,098	18,308	79	6,098	18,387	24,485	3,442	1995	09/99
Bellevue Place Shopping Center Nashville, TN	5,985	1,694	9,190	(221)	1,694	8,969	10,663	438	2002/2003	08/03
Bi-Lo - Asheville Ashville, NC	4,235	1,358	6,368	(226)	1,358	6,142	7,500	411	2003	05/03
Bi-Lo - Southern Pines Southern Pines, NC	3,950	1,652	6,475	(88)	1,652	6,387	8,039	451	2002	04/03
Birkdale Village Charlotte, NC	55,000	7,355	89,056	(2,722)	7,490	86,199	93,689	5,364	2002/2003	05/03
Boynton Commons Boynton Beach, FL	15,125	8,698	21,803	(35)	8,698	21,768	30,466	4,348	1998	07/99
Brandon Blvd. Shoppes Brandon, FL	5,137	1,895	7,587	(87)	1,895	7,500	9,395	917	1994	11/01
Brick Center Plaza Brick, NJ	10,300	3,188	16,264	76	3,188	16,340	19,528	1,017	1999	05/03

Bridgewater Marketplace Orlando, FL	$2,988	$783	$5,222	$(63)	$783	$5,159	$5,942	$974	1998	09/99
Camfield Corners Charlotte, NC	5,150	1,756	7,583	(1,642)	1,756	5,941	7,697	330	1994	08/03
Camp Hill Center Harrisburg, PA	4,300	1,127	6,659	(45)	1,127	6,614	7,741	534	1978/2002	01/03
Capital Crossing Raleigh, NC	5,478	2,394	7,590	(326)	2,394	7,264	9,658	522	1995	02/03
Capital Plaza Wake Forest, NC	4,109	2,339	5,141	(1,034)	2,339	4,107	6,446	53	2004	08/04
Carlisle Commons Carlisle, PA	21,560	10,350	29,285	(9,188)	10,350	20,097	30,447	936	2001	09/03
Cascades Marketplace Sterling, VA	9,240	5,016	11,824	119	5,016	11,943	16,959	786	1996-1998	07/03
Casselberry Commons Casselberry, FL	8,703	6,703	11,192	229	6,703	11,421	18,124	2,287	1973/1998	12/99
Cedar Springs Crossing Spartanburg, SC	5,800	1,942	8,249	(1,471)	1,942	6,778	8,720	316	2001	10/03
Center Pointe Plaza Easley, SC	4,250	835	7,008	(1,585)	835	5,423	6,258	135	2004	05/04
Chatham Crossing Siler City, NC	2,190	972	2,992	(88)	972	2,904	3,876	227	2002	12/02
Chesterfield Crossings Richmond, VA	6,380	2,792	8,190	602	2,792	8,792	11,584	1,044	2000	06/02
Chickasaw Trails Shopping Center Orlando, FL	4,400	1,723	6,908	(108)	1,723	6,800	8,523	841	1994	08/01
Circuit City Plaza Orlando, FL	6,275	3,757	7,761	(111)	3,757	7,650	11,407	817	1999	07/02
Citrus Hills Citrus Hills, FL	3,000	842	5,186	113	830	5,311	6,141	644	1994/2003	12/01
City Crossing Warner Robins, GA	10,070	1,893	12,751	3,473	2,376	15,741	18,117	1,046	2001	11/02
Clayton Corners Clayton, NC	9,850	1,615	13,379	(515)	1,615	12,864	14,479	1,196	1999	11/02
Clearwater Crossing Flowery Branch, GA	7,800	1,376	11,927	(1,621)	1,376	10,306	11,682	486	2003	10/03

Colonial Promenade Bardmoor Center Largo, FL	$9,400	$8,746	$8,405	$(491)	$8,746	$7,914	$16,660	$575	1991	02/03
Columbia Promenade Kissimmee, FL	3,600	1,484	5,956	(6)	1,484	5,950	7,434	969	2000	01/01
Columbiana Station Columbia, SC	25,900	7,486	39,129	(719)	7,486	38,410	45,896	2,913	1999	12/02
Commonwealth Center II Richmond, VA	12,250	4,509	17,768	316	4,509	18,084	22,593	1,309	2002	02/03
CompUSA Retail Center Newport News, VA	4,000	2,262	5,062	(67)	2,262	4,995	7,257	458	1999	11/02
Concord Crossing Concord, NC	2,890	817	4,514	233	817	4,747	5,564	341	1994	02/03
Conway Plaza Orlando, FL	5,000	2,215	6,332	320	2,215	6,652	8,867	1,322	1985/1999	02/00
Cortez Plaza Bradenton, FL	16,624	4,880	21,940	(563)	4,880	21,377	26,257	1,004	1966/1988	10/03
CostCo Plaza White Marsh, MD	9,255	6,473	10,384	(390)	6,473	9,994	16,467	534	1987/1992	06/03
Countryside Naples, FL	4,300	1,117	7,478	94	1,117	7,572	8,689	1,480	1997	10/99
Cox Creek Shopping Center Florence, AL	14,954	4,257	14,974	(160)	4,257	14,814	19,071	1,239	2001	09/02
Creeks at Virginia Center Richmond, VA	27,287	8,125	31,333	946	8,125	32,279	40,404	2,260	2002	04/03
Creekwood Crossing Bradenton, FL	11,750	6,376	17,240	323	6,376	17,563	23,939	2,186	2001	11/01
Crossroads Plaza Lumberton, NJ	9,900	3,591	14,640	(3,601)	3,591	11,039	14,630	470	2003	11/03
Crystal Springs Shopping Center Crystal Springs, FL	4,070	1,064	6,414	(133)	1,064	6,281	7,345	695	2001	04/02
Cypress Trace Ft. Meyers, FL	—	10,360	8,813	3,452	10,360	12,265	22,625	163	2004	03/04
David’s Bridal Center Macon, GA	—	870	1,487	—	870	1,487	2,357	9	2004	10/04
Denbigh Village Newport News, VA	11,457	6,371	14,484	31	6,371	14,515	20,886	872	1998/2003	06/03

Douglasville Pavilion Douglasville, GA	$14,923	$6,541	$20,836	$(436)	$6,541	$20,400	$26,941	$2,153	1998	12/01
Downtown Short Pump Richmond, VA	18,480	8,045	25,470	2,731	8,045	28,201	36,246	1,952	2000	03/03
Duvall Village Bowie, MD	9,174	4,000	9,046	(198)	4,406	8,442	12,848	746	1998/2001	12/01
East Hanover Plaza East Hanover, NJ	9,280	2,770	14,543	(153)	2,770	14,390	17,160	895	1994	05/03
Edgewater Town Center Edgewater, NJ	14,000	7,289	19,741	(239)	7,289	19,502	26,791	1,155	2000	05/03
Eisenhower Crossing I & II Macon, GA	23,800	7,487	35,804	(708)	7,487	35,096	42,583	4,310	2001/2002	11/01 03/02
Fayette Pavilion I, II, III & IV Fayetteville, GA	78,400	27,700	107,129	(16,581)	28,581	89,667	118,248	4,497	1995	07/03
Fayetteville Pavilion Fayetteville, NC	15,938	7,115	19,784	1,052	7,628	20,323	27,951	2,295	1998/2001	12/01
Flamingo Falls Pembroke Pines, FL	13,200	5,935	18,010	(255)	5,935	17,755	23,690	1,163	2001	04/03
Forest Hills Centre Wilson, NC	3,660	1,582	5,093	(61)	869	5,745	6,614	564	1989	09/02
Forestdale Plaza Jamestown, NC	3,319	1,263	5,407	(255)	1,263	5,152	6,415	531	2001	08/02
Fountains Plantation, FL	32,500	15,920	28,492	22,551	15,920	51,043	66,963	2,740	1989	02/03
Gateway Market Center St. Petersburg, FL	10,425	6,352	14,577	224	6,352	14,801	21,153	2,359	1999/2000	09/00
Gateway Plaza II- Conway Conway, SC	3,480	912	5,382	(72)	912	5,310	6,222	419	2002	12/02
Gateway Plaza - Jacksonville Jacksonville, NC	6,500	2,906	8,959	1,108	2,906	10,067	12,973	859	2000/2001	11/02
Glenmark Centre Morgantown, WV	7,000	4,128	8,853	78	4,128	8,931	13,059	552	1999/2000	04/03
Golden Gate Greensboro, NC	6,379	3,645	6,900	870	3,645	7,770	11,415	639	1962/2002	10/02
Goldenrod Groves Orlando, FL	4,575	3,048	6,129	1,131	3,048	7,260	10,308	609	1985/1998	10/02

Hairston Crossing Decatur, GA	$3,655	$1,067	$5,563	$(62)	$1,067	$5,501	$6,568	$654	2001/2002	02/02
Hampton Point Taylors, SC	2,475	1,073	3,453	5	1,073	3,458	4,531	351	1993	05/02
Harundale Plaza Glen Burnie, MD	12,362	9,870	14,882	(781)	9,870	14,101	23,971	1,104	1999	11/02
Heritage Pavilion Smyrna, GA	21,500	11,492	28,521	(243)	11,492	28,278	39,770	1,602	1995	05/03
Hilliard Rome Columbus, OH	11,723	2,133	15,039	(1,984)	2,133	13,055	15,188	528	2001	11/03
Hillsboro Square Deerfield Beach, FL	12,100	6,157	12,828	2,229	5,780	15,434	21,214	1,627	1978/2002	06/02
Hiram Pavilion Hiram, GA	19,369	9,259	27,528	3,105	9,300	30,592	39,892	1,729	2001/2002	05/03
Houston Square Warner Robins, GA	2,750	1,333	3,881	(372)	1,333	3,509	4,842	161	1994	10/03
Jones Bridge Plaza Norcross, GA	4,350	1,791	5,734	322	1,885	5,962	7,847	490	1999	11/02
Kensington Place Murfreesboro, TN	3,750	1,562	5,605	(675)	1,562	4,930	6,492	263	1998	08/03
Killearn Shopping Center Tallahassee, FL	5,970	2,734	8,212	(27)	2,734	8,185	10,919	526	1980	05/03
Lake Olympia Square Ocoee, FL	5,133	2,567	7,306	3	2,562	7,314	9,876	1,506	1995	09/99
Lake Walden Square Plant City, FL	9,418	3,007	11,550	308	3,007	11,858	14,865	2,743	1992	05/99
Lakeview Plaza Kissimmee, FL	3,613	842	5,346	(76)	842	5,270	6,112	442	1998	12/02
Lakewood Ranch Bradenton, FL	4,400	3,426	6,068	(233)	3,426	5,835	9,261	511	2001	11/02
Largo Town Center Upper Marlboro, MD	17,200	15,948	15,000	(6,804)	15,948	8,196	24,144	460	1991	08/03
Lexington Place Lexington, SC	5,300	1,205	7,276	(1,777)	1,205	5,499	6,704	256	2003	10/03
Logger Head Junction Holmes Beach, FL	—	344	321	(15)	344	306	650	37	1980/1984	02/02
Loisdale Center Springfield, VA	15,950	7,429	21,622	(4,892)	7,429	16,730	24,159	712	1999	11/03

bMarket Place Ft. Meyers, FL	$—	$5,807	$—	$5,565	$5,807	$5,565	$11,372	$—	2004	04/04
Market Square Douglasville, GA	8,176	2,309	10,595	1,441	2,400	11,945	14,345	834	1974/1990	01/03
Marketplace at Mill Creek Buford, GA	27,700	14,457	35,661	(226)	14,798	35,094	49,892	2,340	2002/2003	02/03
McFarland Plaza Tuscaloosa, AL	8,425	2,325	12,934	(261)	2,325	12,673	14,998	1,310	1999	07/02
Meadowmont Village Center Chapel Hill, NC	13,400	2,948	23,860	(1,360)	2,948	22,500	25,448	1,834	2002	12/02
Melbourne Shopping Center Melbourne, FL	5,945	2,382	7,460	765	2,382	8,225	10,607	936	1999	04/02
Merchants Square Zephyrhills, FL	3,138	992	4,750	21	992	4,771	5,763	1,078	1993	06/99
Middletown Village Middletown, RI	10,000	3,041	14,830	(2,205)	3,103	12,563	15,666	529	2003	11/03
Midway Plaza Tamarac, FL	15,638	9,127	17,731	(27)	9,127	17,704	26,831	1,098	1985	05/03
Mill Pond Village Cary, NC	8,500	4,605	10,844	(3,056)	4,605	7,788	12,393	197	2004	05/04
Monroe Shopping Center Monroe, NC	1,915	715	2,833	(28)	715	2,805	3,520	202	1994	02/03
Mooresville Marketplace Mooresville, NC	3,894	900	7,302	(1,349)	900	5,953	6,853	199	2004	02/04
Naugatuck Valley Shopping Center Waterbury, CT	28,600	18,043	32,409	(3,010)	19,150	28,292	47,442	1,631	2003	08/03
Newnan Pavilion Newnan, GA	20,414	8,561	24,553	1,705	9,227	25,592	34,819	2,393	1998/2002	03/02
North Aiken Bi-Lo Center Aiken, SC	2,900	660	5,156	(96)	660	5,060	5,720	434	2002	11/02
North Hill Commons Anderson, SC	2,475	737	3,804	(28)	737	3,776	4,513	268	2000/2003	05/03
Northlake Commons Palm Beach Gardens, FL	13,376	6,542	15,101	306	7,494	14,455	21,949	784	1987/2003	07/03
Northpoint Marketplace Spartanburg, SC	4,535	809	7,460	(633)	809	6,827	7,636	727	2001	05/02
Oak Summit Winston-Salem, NC	8,200	4,236	9,430	(318)	4,236	9,112	13,348	406	2003	12/03

Oakley Plaza Ashville, NC	$5,175	$2,014	$7,455	$(833)	$2,014	$6,622	$8,636	$522	1988	02/03
Oleander Shopping Center Wilmington, NC	3,000	795	4,426	(122)	795	4,304	5,099	485	1989	05/02
Overlook at King of Prussia King of Prussia, PA	30,000	32,402	24,643	(3,752)	32,402	20,891	53,293	1,734	2002	02/03
Paradise Place West Palm Beach, FL	6,555	2,462	9,226	(1,969)	2,462	7,257	9,719	320	2003	12/03
Paradise Promenade Davie, FL	6,400	2,856	10,128	(2,292)	2,856	7,836	10,692	333	2004	02/04
Paraiso Plaza Hialeah, FL	5,280	2,789	6,692	46	2,789	6,738	9,527	484	1997	02/03
Piedmont Plaza Apopka, FL	5,922	2,133	6,397	594	2,133	6,991	9,124	265	2004	01/04
Plant City Crossing Plant City, FL	5,900	2,661	8,218	(352)	2,661	7,866	10,527	618	2001	11/02
Plaza Del Paraiso Miami, FL	8,440	4,015	11,402	(4,018)	4,015	7,384	11,399	382	2003	10/03
Pleasant Hill Duluth, GA	17,120	4,806	29,526	(234)	4,806	29,292	34,098	5,042	1997/2000	05/00
Pointe at Tampa Palms Tampa, FL	2,890	1,572	3,710	(1,425)	1,572	2,285	3,857	88	2003	12/03
Presidential Commons Snellville, GA	26,067	9,001	36,030	(702)	9,001	35,328	44,329	2,796	2000	11/02
Publix Brooker Creek Palm Harbor, FL	5,000	2,932	5,787	10	2,950	5,779	8,729	396	1994	02/03
Redbud Commons Gastonia, NC	—	2,316	3,182	1,373	2,316	4,555	6,871	150	2004	02/04
River Ridge Birmingham, AL	14,499	6,487	20,005	2,508	7,155	21,845	29,000	1,644	2001	11/02
River Run Miramar, FL	6,490	2,791	8,847	72	2,791	8,919	11,710	578	1989	04/03
Riverdale Shops West Springfield, MA	23,200	13,521	28,533	(5,317)	13,521	23,216	36,737	1,164	1985/2003	08/03
Riverstone Plaza Canton, GA	17,600	5,673	26,270	(550)	5,673	25,720	31,393	2,867	1998	04/02
Rosedale Shopping Center Huntersville, NC	13,300	2,914	16,630	11	2,914	16,641	19,555	1,597	2000	11/02

Route 22 Retail Shopping Center Union, NJ	$11,146	$6,307	$12,747	$(4,049)	$6,307	$8,698	$15,005	$482	1997	07/03
Sand Lake Corners Orlando, FL	11,900	6,091	16,165	(59)	6,091	16,106	22,197	2,475	1998/2000	05/01
Sandy Plains Village Roswell, GA	9,900	4,615	13,440	1,174	4,615	14,614	19,229	836	1978/93/95	05/03
Sarasota Pavilion Sarasota, FL	21,000	17,274	24,826	(334)	17,274	24,492	41,766	2,618	1999	01/02
Sexton Commons Fuquay Varina, NC	4,400	800	7,223	(190)	800	7,033	7,833	765	2001/2002	08/02
Sharon Greens Cumming, GA	6,500	3,593	9,469	(209)	4,221	8,632	12,853	909	2001	05/02
Sheridan Square Dania, FL	3,600	2,425	5,161	160	2,425	5,321	7,746	381	1991	02/03
Shoppes at Citiside Charlotte, NC	5,600	2,010	7,696	210	2,010	7,906	9,916	641	2002	12/02
Shoppes at Lake Dow McDonough, GA	6,100	1,304	9,710	(191)	1,304	9,519	10,823	565	2002	06/03
Shoppes at Lake Mary Lake Mary, FL	6,250	3,619	7,521	1,158	3,950	8,348	12,298	709	2001	08/02
Shoppes at New Tampa Wesley Chapel, FL	10,600	6,008	13,188	502	6,008	13,690	19,698	1,067	2002	12/02
Shoppes at Oliver’s Crossing Winston-Salem, NC	5,100	1,165	9,221	(816)	1,165	8,405	9,570	428	2003	11/03
Shoppes at Paradise Pointe Ft Walton Beach, FL	6,420	2,148	9,444	(362)	2,148	9,082	11,230	587	1987/2000	05/03
Shoppes at Wendover Village I Greensboro, NC	5,450	2,241	7,074	(1,766)	2,241	5,308	7,549	130	2004	05/04
Shoppes of Ellenwood Ellenwood, GA	5,905	1,058	9,645	(26)	1,058	9,619	10,677	462	2003	10/03
Shoppes of Golden Acres Newport Richey, FL	7,098	3,900	6,931	360	3,900	7,291	11,191	716	2002	02/02
Shoppes of Lithia Brandon, FL	7,085	2,380	10,546	(3,082)	2,380	7,464	9,844	375	2003	10/03
Shoppes on the Circle Dothan, AL	11,978	1,544	13,468	22	1,529	13,505	15,034	1,149	2000	11/02

Shoppes on the Ridge Lake Wales, FL	$9,628	$3,040	$8,382	$2,998	$3,040	$11,380	$14,420	$380	2003	12/02
Skyview Plaza Orlando, FL	10,875	7,461	13,871	922	7,461	14,793	22,254	1,888	1994/1998	09/01
Sony Theatre Complex East Hanover, NJ	6,445	4,503	7,565	(118)	4,503	7,447	11,950	463	1993	05/03
Southampton Village Tyrone, GA	6,700	2,225	8,386	188	2,225	8,574	10,799	309	2003	11/02
Southlake Pavilion Morrow, GA	36,213	7,831	48,546	6,256	8,872	53,761	62,633	5,310	1996/2001	12/01
Southlake Shopping Center Cornelius, NC	7,492	3,633	10,000	(104)	3,633	9,896	13,529	887	1988/2000	11/02
Southwood Plantation Tallahassee, FL	4,994	960	6,778	(494)	960	6,284	7,244	295	2003	10/02
Spring Mall Center Springfield, VA	5,765	2,585	7,896	(1,656)	2,585	6,240	8,825	326	1995/2001	08/03
Springfield Park Lawrenceville, GA	5,600	1,980	8,944	884	1,980	9,828	11,808	699	1992/2000	01/03
Squirewood Village Dandridge, TN	1,900	973	2,468	85	990	2,536	3,526	91	2003	11/03
Steeplechase Plaza Ocala, FL	4,651	1,555	7,093	361	1,618	7,391	9,009	904	1993	12/01
Stonebridge Square Roswell, GA	10,900	4,583	14,947	576	4,976	15,130	20,106	1,561	2001/2002	06/02
Stonecrest Marketplace Lithonia, GA	19,075	7,463	27,279	2,100	7,463	29,379	36,842	2,116	2002	02/03
Suwanee Crossroads Suwanee, GA	6,670	2,481	9,586	(34)	2,481	9,552	12,033	694	2002	02/03
Sycamore Commons Matthews, NC	21,475	7,995	30,189	1,800	8,680	31,304	39,984	3,475	2001/2002	07/02
Sycamore Outlot I & II Matthews, NC	—	861	1,249	—	861	1,249	2,110	8	2004	10/04
Target Center Columbia, SC	4,192	1,995	5,678	575	2,293	5,955	8,248	663	2002/2004	04/02 07/04
Tequesta Shoppes Plaza Tequesta, FL	5,200	2,899	8,540	306	2,899	8,846	11,745	665	1986	01/03
Thompson Square Mall Monticello, NY	13,350	2,562	21,810	(3,848)	2,562	17,962	20,524	367	2004	05/04

Town & Country Knoxville, TN	$30,900	$—	$49,812	$5,213	$18	$55,007	$55,025	$2,806	1985/87/97	05/03
Town Center Commons Kennesaw, GA	4,750	3,294	6,351	(31)	3,294	6,320	9,614	1,358	1998	07/99
Turkey Creek I & II Knoxville, TN	19,168	3,973	17,789	11,346	6,241	26,867	33,108	2,661	2001	01/02
Universal Plaza Lauderhill, FL	4,970	3,572	6,301	(614)	3,572	5,687	9,259	740	2002	01/02
Valley Park Commons Hagerstown, MD	6,770	1,822	9,495	54	1,822	9,549	11,371	655	1993	03/03
Venture Pointe Duluth, GA	14,473	10,879	15,655	185	10,879	15,840	26,719	1,641	1996	12/01
Village Center Mt. Pleasant, WI	15,270	5,512	18,475	1,636	6,580	19,043	25,623	1,181	2002/2004	03/03
Village Crossing Skokie, IL	44,000	24,380	45,063	11,627	28,386	52,684	81,070	3,087	1989	05/03
Village Square at Golf Boynton Beach, FL	10,200	4,537	14,001	160	4,670	14,028	18,698	1,131	1983/2002	11/02
Wakefield Crossing Raleigh, NC	5,920	2,152	8,643	(322)	2,152	8,321	10,473	976	2001	08/02
Walks at Highwood Preserve I & II Tampa, FL	16,930	7,423	16,575	5,339	9,036	20,301	29,337	1,839	2001/2004	07/02 01/04
Ward’s Crossing Lynchburg, VA	6,090	2,662	8,438	(219)	2,662	8,219	10,881	1,080	2001	06/02
Warwick Center Warwick, RI	16,939	4,426	20,151	621	5,551	19,647	25,198	591	2004	01/04
Watercolor Crossing Tallahassee, FL	4,355	710	4,775	1,994	710	6,769	7,479	236	2003	03/03
Waterfront Marketplace/ Town Center Homestead, PA	71,132	16,616	96,408	(16,921)	16,616	79,487	96,103	3,175	2001/2003	11/03
West Falls Plaza West Paterson, NJ	11,075	4,109	16,871	(96)	4,109	16,775	20,884	1,044	1995	05/03
West Oaks Towne Center Ocoee, FL	4,900	4,515	6,706	27	4,515	6,733	11,248	1,041	2000	03/01
Westside Centre Huntsville, AL	29,350	11,569	34,447	2,512	12,775	35,753	48,528	2,176	2002	04/03

Willoughby Hills Shopping Center Willoughby Hills, OH	$14,480	$9,485	$28,219	$(397)	$9,485	$27,822	$37,307	$1,626	1985	06/03
Windsor Court Shopping Center Windsor Court, CT	8,015	4,316	10,323	(76)	4,316	10,247	14,563	736	1993	02/03
Winslow Bay Commons Morresville, NC	23,200	8,694	33,438	(6,329)	8,694	27,109	35,803	1,224	2003	11/03
Woodstock Square Atlanta, GA	14,000	5,517	22,079	13	5,517	22,092	27,609	2,871	2001	06/01
Wytheville Commons Wytheville, VA	5,590	2,554	7,679	(1,841)	2,554	5,838	8,392	159	2004	05/04

Single-User Retail
Bank First Winter Park, FL	—	494	230	(52)	494	178	672	9	1990	09/03
Bass Pro Outdoor World Dania Beach, FL	9,100	6,938	11,282	(187)	6,938	11,095	18,033	999	1999	06/02
Bi-Lo - Northside Plaza Greenwood, SC	2,200	339	3,729	(444)	339	3,285	3,624	146	1999	10/03
Bi-Lo - Shelmore Mt. Pleasant, SC	6,350	2,281	9,555	(87)	2,281	9,468	11,749	645	2002	05/03
Bi-Lo - Sylvania Sylvania, GA	2,420	222	4,185	(52)	222	4,133	4,355	280	2002	05/03
BJ’S Wholesale Club Charlotte, NC	7,117	3,178	9,848	(140)	3,178	9,708	12,886	696	2002	05/03
Circuit City - Cary Cary, NC	3,280	1,876	3,774	(33)	1,876	3,741	5,617	322	2000	09/02
Circuit City - Culver City Culver City, CA	4,813	3,752	5,028	(566)	3,752	4,462	8,214	212	1995-1998	09/03
Circuit City - Highland Ranch Highland Ranch, CO	3,160	1,104	4,524	2	1,104	4,526	5,630	201	1995-1998	09/03
Circuit City - Olympia Olympia, WA	3,160	2,594	3,038	(683)	2,594	2,355	4,949	107	1995-1998	09/03
Circuit City-Rome Rome, GA	2,470	662	3,814	(40)	662	3,774	4,436	333	2001	06/02

Circuit City-Vero Beach Vero Beach, FL	$3,120	$1,985	$3,663	$(37)	$1,985	$3,626	$5,611	$330	2001	06/02
CVS Pharmacy #6794-01 Ft. Worth, TX	1,540	730	1,961	(12)	730	1,949	2,679	115	1995-1997	05/03
CVS Pharmacy #6841-01 Wichita Falls, TX	1,203	206	1,881	(12)	206	1,869	2,075	110	1995-1997	05/03
CVS Pharmacy #6967-01 Richardson, TX	1,338	815	1,539	(11)	815	1,528	2,343	92	1995-1997	05/03
CVS Pharmacy #6974-01 Richardson, TX	1,316	802	1,511	(11)	802	1,500	2,302	90	1995-1997	05/03
CVS Pharmacy #6978-01 Wichita Falls, TX	1,036	173	1,664	(12)	173	1,652	1,825	99	1995-1997	05/03
CVS Pharmacy #6982-01 Dallas, TX	1,097	707	1,210	(11)	707	1,199	1,906	72	1995-1997	05/03
CVS Pharmacy #7440-01 Dallas, TX	1,177	857	1,216	(11)	857	1,205	2,062	72	1995-1997	05/03
CVS Pharmacy #7579-01 Richland Hills, TX	1,521	979	1,684	(12)	979	1,672	2,651	99	1995-1997	05/03
CVS Pharmacy #7678-01 River Oaks, TX	1,546	771	1,933	(11)	771	1,922	2,693	113	1995-1997	05/03
CVS Pharmacy #7709-01 Tyler, TX	845	240	1,255	(12)	240	1,243	1,483	82	1995-1997	05/03
CVS Pharmacy #5040-01 Kissimmee, FL	1,407	822	1,657	(11)	822	1,646	2,468	101	1995-1997	05/03
CVS Pharmacy #6226-01 Oklahoma City, OK	1,005	313	1,463	(21)	313	1,442	1,755	90	1995-1997	05/03
CVS Pharmacy #7785-01 Ft. Worth, FL	941	637	1,024	(11)	637	1,013	1,650	61	1995-1997	05/03
CVS Pharmacy #7804-01 Plano, TX	1,445	1,155	1,380	(11)	1,155	1,369	2,524	81	1995-1997	05/03
CVS Pharmacy #7642-01 Lake Worth, TX	1,022	505	1,300	(12)	505	1,288	1,793	77	1995-1997	05/03
Eckerd Drug Store - #0234 Marietta, GA	1,161	1,294	750	(10)	1,294	740	2,034	41	1995-1997	05/03
Eckerd Drug Store - #0444 Gainesville, GA	1,129	892	1,094	(10)	892	1,084	1,976	62	1995-1997	05/03
Eckerd Drug Store - #2320 Snellville, GA	1,271	1,089	1,141	(11)	1,089	1,130	2,219	69	1995-1997	05/03

Eckerd Drug Store - #3449 Lawrenceville, GA	$1,120	$1,176	$885	$(11)	$1,176	$874	$2,050	$51	1995-1997	05/03
Eckerd Drug Store - #5018 Amherst, NY	1,582	856	1,949	(19)	856	1,930	2,786	142	2000	01/03
Eckerd Drug Store - #5661 Buffalo, NY	1,777	960	2,185	(23)	960	2,162	3,122	159	2000	01/03
Eckerd Drug Store - #5786 Dunkirk, NY	905	—	1,720	(19)	—	1,701	1,701	125	2000	01/03
Eckerd Drug Store - #5797 Cheektowaga, NY	1,636	1,147	2,609	(21)	1,147	2,588	3,735	191	2000	01/03
Eckerd Drug Store - #6007 Connelsville, PA	1,636	1,070	2,434	(18)	1,070	2,416	3,486	178	1999	01/03
Eckerd Drug Store - #6036 Pittsburgh, PA	1,636	1,173	2,668	(19)	1,173	2,649	3,822	195	1999	01/03
Eckerd Drug Store - #6040 Monroeville, PA	1,911	1,658	3,771	(21)	1,658	3,750	5,408	276	1998	01/03
Eckerd Drug Store - #6043 Monroeville, PA	1,636	1,012	2,303	(17)	1,012	2,286	3,298	168	1999	01/03
Eckerd Drug Store - #6062 Harborcreek, PA	1,418	771	1,756	(17)	771	1,739	2,510	128	1999	01/03
Eckerd Drug Store - #6089 Weirton, WV	1,375	754	1,717	(18)	754	1,699	2,453	125	2000	01/03
Eckerd Drug Store - #6095 Cheswick, PA	1,571	852	1,939	(18)	852	1,921	2,773	142	2000	01/03
Eckerd Drug Store - #6172 New Castle, PA	1,636	878	1,999	(17)	878	1,982	2,860	146	1999	01/03
Eckerd Drug Store - #6193 Erie, PA	1,636	891	2,028	(16)	891	2,012	2,903	148	1999	01/03
Eckerd Drug Store - #6199 Millcreek, PA	1,636	1,139	2,590	(18)	1,139	2,572	3,711	190	1999	01/03
Eckerd Drug Store - #6257 Millcreek, PA	640	—	1,444	(17)	—	1,427	1,427	105	1999	01/03
Eckerd Drug Store - #6286 Erie, PA	1,601	1,280	2,912	(19)	1,280	2,893	4,173	213	1999	01/03

Eckerd Drug Store - #6334 Erie, PA	$1,636	$915	$2,082	$(17)	$915	$2,065	$2,980	$152	1999	01/03
Eckerd Drug Store - #6392 Penn, PA	1,636	900	2,049	(18)	900	2,031	2,931	150	2000	01/03
Eckerd Drug Store - #6695 Plum Borough, PA	1,636	1,120	2,549	(18)	1,120	2,531	3,651	187	1999	01/03
Eckerd Drug Store - Blackstock Spartanburg, SC	1,492	850	1,873	(22)	850	1,851	2,701	205	2002	08/02
Eckerd Drug Store - Concord Concord, NC	1,234	725	1,314	135	725	1,449	2,174	128	2002	04/02
Eckerd Drug Store - Gaffney Gaffney, SC	—	1,039	1,335	502	990	1,886	2,876	117	2003	12/02
Eckerd Drug Store - Greenville Greenville, SC	1,540	1,470	1,357	(57)	1,470	1,300	2,770	164	2001	11/01
Eckerd Drug Store - Perry Creek Raleigh, NC	1,565	1,010	1,785	(64)	1,010	1,721	2,731	139	2003	09/02
Eckerd Drug Store - Piedmont Piedmont, SC	1,100	602	1,366	(15)	602	1,351	1,953	95	2000	01/03
Eckerd Drug Store - Spartanburg Spartanburg, SC	1,542	758	2,049	(11)	758	2,038	2,796	292	2001	12/01
Eckerd Drug Store - Tega Cay Tega Cay, SC	1,678	1,156	1,388	517	1,156	1,905	3,061	161	2002	04/02
Eckerd Drug Store - Woodruff Woodruff, SC	1,561	950	1,525	346	950	1,871	2,821	159	2002	07/02
Goody’s Shopping Center Augusta, GA	1,185	441	1,610	(25)	441	1,585	2,026	105	1999	05/03
Jo-Ann Fabrics Alpharetta, GA	2,450	2,217	2,694	—	2,217	2,694	4,911	324	2000	06/01

Just for Feet - Augusta Augusta, GA (D)	$1,668	$697	$2,357	$(2,357)	$697	$—	$697	$—	1999	02/02
Just For Feet - Covington Covington, LA	1,885	1,219	2,229	(32)	1,219	2,197	3,416	258	1999	02/02
Just for Feet - Daytona Daytona Beach, FL	2,000	1,651	2,250	(24)	1,651	2,226	3,877	273	1998	08/01
Kmart Macon, GA	4,655	1,172	7,859	—	1,172	7,859	9,031	1,260	2000	02/01
Kroger - Cincinnati Cincinnati, OH	3,969	2,414	5,016	3	2,414	5,019	7,433	238	1995-1998	09/03
Kroger - Grand Prairie Grand Prairie, TX	3,086	2,596	3,197	(232)	2,596	2,965	5,561	136	1995-1998	09/03
Kroger - West Chester West Chester, OH	2,475	1,202	3,467	(283)	1,202	3,184	4,386	152	1995-1998	09/03
Lowe’s Home Improvement Warner Robbins, GA	4,845	2,431	7,001	(1)	2,431	7,000	9,431	1,142	2000	02/01
Lowe’s Home Improvement - Baytown Baytown, TX	6,099	1,432	10,046	(1,811)	1,432	8,235	9,667	383	1995 -1998	09/03
Lowe’s Home Improvement - Cullman Cullman, AL	4,737	2,118	6,842	(1,163)	2,118	5,679	7,797	249	1995/1998	09/03
Lowe’s Home Improvement - Houston Houston, TX	6,393	3,569	8,481	(1,889)	3,569	6,592	10,161	305	1995/1998	09/03
Lowe’s Home Improvement - Steubenville Steubenville, OH	6,061	2,954	8,488	(1,732)	2,954	6,756	9,710	296	1995/1998	09/03
Manchester Broad Street Manchester, CT	7,205	3,623	9,495	(702)	3,623	8,793	12,416	417	1995/2003	10/03
PETsMART - Chattanooga Chattanooga, TN	1,304	776	2,327	—	776	2,327	3,103	284	1995	04/01
PETsMART - Daytona Beach Daytona Beach, FL	1,361	809	2,428	1	809	2,429	3,238	297	1996	04/01
PETsMART - Fredricksburg Fredricksburg, VA	1,435	852	2,557	1	852	2,558	3,410	313	1997	04/01

Rainbow Foods - Garland Garland, TX	$—	$1,249	$3,850	$(95)	$1,249	$3,755	$5,004	$294	1994	11/02
Rainbow Foods - Rowlett Rowlett, TX	—	1,128	3,475	(88)	1,128	3,387	4,515	288	1995/2001	11/02
Seekonk Town Center Seekonk, MA	6,100	11,069	—	(359)	10,708	2	10,710	0	2003	10/03
Sofa Express Duluth, GA	—	796	3,181	(362)	796	2,819	3,615	41	2004	08/04
Super Wal-Mart - Alliance Alliance, OH	8,451	595	15,284	(2,050)	595	13,234	13,829	586	1995-1998	09/03
Super Wal-Mart - Greenville Greenville, SC	9,048	5,215	11,756	(3,140)	5,215	8,616	13,831	385	1995-1998	09/03
Super Wal-Mart - Winston-Salem Winston-Salem, NC	10,030	4,704	14,018	(3,047)	4,704	10,971	15,675	509	1995-1998	09/03
Vision Works Plantation, FL	—	1,069	663	(141)	1,069	522	1,591	31	1989	07/03
Walgreen’s Port Huron, MI	2,397	1,317	3,050	9	1,317	3,059	4,376	159	2000	08/03
Wal-Mart/Sam’s Club Worcester, MA	7,938	3,512	7,683	(293)	3,512	7,390	10,902	346	1995-1998	09/03
Total Multi Tenant and Single User Properties	$2,257,842	$1,014,864	$3,048,922	$(51,185)	$1,032,083	$2,980,518	$4,012,601	$230,931

Development Projects
Alexander Place Raleigh, NC	$—	$2,600	$—	$—	$2,600	$—	$2,600	$—	2004	09/04
Denbigh Village Shopping Center Newport News, VA	—	—	151	—	—	151	151	—	1998/2003	06/04
Edgewater Towne Center Edgewater, NJ	—	—	67	—	—	67	67	—	2000	05/04
Fayette Pavilion III Fayetteville, GA	—	—	551	—	—	551	551	—	2000-2002	07/03
Fountains Plantation, FL	—	—	61	—	—	61	61	—	1989	02/03
Harundale Plaza Glen Burnie, MD	—	—	4	—	—	4	4	—	1999	11/02

Just for Feet Augusta, GA	$—	$—	$30	$—	$—	$30	$30	$—	1999	02/02
Piedmont Plaza Apopka, FL	—	—	57	—	—	57	57	—	2004	01/04
Shoppes of Golden Acres II Newport Richey, FL	—	—	4,379	—	—	4,379	4,379	—	—	02/02
Southlake Pavilion Morrow, GA	—	—	492	—	—	492	492	—	1996/2001	12/04
Valley Park Commons Hagerston, MD	—	—	41	—	—	41	41	—	1993	03/03
Westside Centre Huntsville, AL	—	—	1,737	—	—	1,737	1,737	—	2002	04/03
Other	—	—	74	—	—	74	74	—
Total Developments in Progress	—	2,600	7,644	—	2,600	7,644	10,244	—

Total Investment Properties	2,257,842	1,017,464	3,056,566	(51,185)	1,034,683	2,988,162	4,022,845	230,931

Corporate Assets	—	—	480	—	—	480	480	—

Total Fixed Assets	$2,257,842	$1,017,464	$3,057,046	$(51,185)	$1,034,683	$2,988,642	$4,023,325	$230,931

Notes:

(A)	The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2004 for Federal income tax purposes was approximately $4,223,000 (unaudited).

(C)

Adjustments to basis include payments received under master lease agreements and adjustments to basis for intangible costs, net of additions to investment properties. As part of several purchases, we will receive rent in accordance with master lease agreements pertaining to non-revenue producing spaces for periods ranging from one to three years or until the spaces are leased. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the properties rather than as rental income. The adjustment to basis also includes tangible costs associated with the acquisition of investment properties, including any earnout of tenant space. Intangible costs reflected as an adjustment to reduce the initial investment costs consists of acquired in-place leases and acquired above market leases. Adjustments for acquired below market leases are reflected as an adjustment to increase the initial cost.

(D)	A $2,056 provision for asset impairment was recognized in 2004 for this property.

		2004	2003
(E)	Reconciliation of real estate owned:
	Balance at beginning of year	$3,752,466	$1,500,610
	Purchases of property, net	315,362	2,413,504
	Sale of land	—	(828)
	Payments received under master leases and principal escrow	(7,337)	(6,637)
	Acquired in-place lease intangibles	(33,969)	(146,810)
	Acquired above market lease intangibles	(11,990)	(38,863)
	Acquired below market lease intangibles	9,328	31,490
	Dispositions and asset write-off	1,521	—
	Asset impairment	(2,056)	—
	Balance at end of year	$4,023,325	$3,752,466

(F)	Reconciliation of accumulated depreciation:
	Balance at beginning of year	$116,566	$40,737
	Depreciation expense	114,957	75,829
	Dispositions and asset write-off	(592)	—

	Balance at end of year	$230,931	$116,566

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants or other reportable events during 2004.

Item 9(A). Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management’s evaluation as of December 31 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control. There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B). Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is hereby incorporated by reference from the material appearing in our proxy statement to be filed in connection with our Annual Meeting to be held on June 14, 2005 (the “Proxy Statement”) (under the headings “Proposal 1: Election of Directors, Committees and Meetings of our Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”).

Item 11. Executive Compensation

The information is hereby incorporated by reference from the Proxy Statement (under the heading “Executive Compensation”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference from Item 5 herein and from the Proxy Statement (under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

Item 13. Certain Relationships and Related Transactions

This information is incorporated by reference from the Proxy Statement (under the heading “Certain Relationships and Related Transactions”).

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Proxy Statement (under the heading “Principal Accountant Fees and Services”).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:
	(1)	The consolidated financial statements of the Company included in this report are set forth in Item 8.

	(2)	Financial Statement Schedules

The following financial statement schedule for the year ended December 31, 2004 is submitted herewith

Real Estate and Accumulated Depreciation (Schedule III)

Schedules not filed:

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	(3)	Exhibits. The following exhibits are filed as part of this document:

		Item No.	Description

		2.1	Agreement and Plan of Merger dated September 10, 2004. (Included as Exhibit 99.1 to Form 8-K filed on September 14, 2004 [File No. 000-30413] and incorporated herein by reference.)

3.1

Third Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

3.1(a)

Articles of Amendment of Inland Retail Real Estate Trust, Inc. filed April 2, 2002. (Included as Exhibit 3.1(a) to the Company’s Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

3.1(b)

Fourth Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 3.1(b) to Form 10-Q filed November 9, 2004 [File No. 000-30413] and incorporated herein by reference.)

3.1(c)

Fifth Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.25 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

3.2(b)

Amendment to the Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated August 31, 2004. (Included as Exhibit 99.2 to Form 8-K filed on September 14, 2004 [File No. 000-30413] and incorporated herein by reference.)

4.1

Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

4.1(a)

First Amendment to Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1(a) to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

4.2	Specimen Certificate for the shares. (Included as Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed September 28, 1998 [File No, 333-64391] and incorporated herein by reference.)

10.1

Escrow Agreement by and among Inland Retail Real Estate Trust, Inc. , Inland Securities Corporation and La Salle National Bank, N. A. (Included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on January 31, 2001 [File No. 333-05822] and incorporated herein by reference.)

10.2

First Amendment and Restated Advisory Agreement by and between Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.2 to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-05822] and incorporated herein by reference.)

10.2(a)

First Amendment to First Amended and Restated Advisory Agreement. (Included as Exhibit 10.2(a) Post-Effective Amendment No. 2 to the Company’s Registration Statement filed on August 1, 2001 [File No. 333-50822] and incorporated herein by reference.)

10.3

Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southeast Property Management Corp. (Included as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.3(a)

Amended and Restated Master Management Agreement between Inland Retail Real Estate Trust, Inc. and Inland Southeast Property Management Corp. (Included as Exhibit 10.3(a) to the Company’s Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

10.3(b)

Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Southern Management Corp. (Included as Exhibit 10.3(b) to the Company’s Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.)

10.4

First Amended and Restated Property Acquisition Service Agreement by and among Inland Retail Real Estate Trust, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation and Inland Real Estate Acquisitions, Inc. (Included as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.5

Independent Director Stock Option Plan. (Included as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement filed on January 7, 1999 [File No. 333-64931] and incorporated herein by reference.)

10.5(a)

Form of Option Agreement for initial grant of options. (Included as an Exhibit to Amendment No. 4 to the Company’s Registration Statement filed on May 3, 2000 [File No. 333-64391] and incorporated herein by reference.)

10.5(b)

Form of Option Agreement for subsequent grant of options. (Included as Exhibit 10.5(b) to Amendment No. 6 to the Company’s Registration Statement filed on August 2, 2000 [File No. 333-64391] and incorporated herein by reference.)

10.6

Form of Indemnification Agreement by and between Inland Retail Real Estate Trust, Inc. and its Directors and executive officers. (Included as Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-11 filed February 9, 1999 [File No. 333-64931] and incorporated herein by reference.)

10.7

Agreement dated March 1999 between Inland Retail Real Estate Trust, Inc., and Inland Real Estate Investment Corporation relating to payment of the reasonably estimated cost to prepare and mail a notice to stockholders of any special meeting of stockholders requested by the stockholders. (Included as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 filed November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

10.8

Master Management Agreement, including the form and Management Agreement for each Property by and between Inland Retail Real Estate Trust, Inc. and Inland Mid-Atlantic Management Corp. (Included as Exhibit 10.8 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.9

Loan servicing Agreement dated January 1, 2003 between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Service Corporation for the initial term commencing on January 1, 2003 and ending on March 31, 2004. (Included as Exhibit 10.9 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.10

Loan Servicing Agreement dated April 1, 2004, between Inland Retail Real Estate Trust, Inc. and Inland Mortgage Servicing Corporation for the initial term commencing on April 1, 2004 and ending on March 31, 2005. (Included as Exhibit 10.10 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.11

Credit Agreement dated June 30, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.11 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.12

First Amendment to Credit Agreement dated May 7, 2003 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.12 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.13

Second Amendment to Credit Agreement dated March 26, 2004 among Inland Retail Real Estate Trust, Inc., and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and Lead Arranger and the Several Lenders from time to time parties hereto, as Lenders. (Included as Exhibit 10.13 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.14

Investment Advisory Agreement for Discretionary Accounts dated July 31, 2003, between Inland Retail Real Estate Trust, Inc. and Inland Investment Advisors, Inc. (Included as Exhibit 10.14 to the Company’s Form 10-Q filed May 10, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.15

Amended and Restated Credit Agreement dated May 7, 2004, between Inland Retail Real Estate Trust, Inc. and Keybank National Association, Keybanc Capital Markets, Bank of America and LaSalle Bank National Association. (Included as Exhibit 10.15 to the Company’s Form 10-Q filed August 9, 2004 [File No. 000-30413] and incorporated herein by reference.)

10.16

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Barry L. Lazarus dated December 29, 2004 (Included as Exhibit 99.1 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.17

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Michael J. Moran dated December 29, 2004 (Included as Exhibit 99.2 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.18

Employment Agreement between Inland Retail Real Estate Trust, Inc. and JoAnn M. Armenta dated December 29, 2004 (Included as Exhibit 99.3 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.19

Employment Agreement between Inland Retail Real Estate Trust, Inc. and John DiGiovanni dated December 29, 2004 (Included as Exhibit 99.4 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.20

Employment Agreement between Inland Retail Real Estate Trust, Inc. and James W. Kleifges dated December 29, 2004 (Included as Exhibit 99.5 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.21

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Jason A. Lazarus dated December 29, 2004 (Included as Exhibit 99.6 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.22

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Teri Young dated December 29, 2004 (Included as Exhibit 99.7 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.23

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Laura Sabatino dated December 29, 2004 (Included as Exhibit 99.8 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.24

Employment Agreement between Inland Retail Real Estate Trust, Inc. and R. Daniel Guinsler dated December 29, 2004 (Included as Exhibit 99.9 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.25

Consulting Agreement between Inland Retail Real Estate Trust, Inc. and Daniel L. Goodwin dated December 29, 2004 (Included as Exhibit 99.10 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.26

Transition Property Due Diligence Service Agreement between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Acquisitions, Inc. dated December 29, 2004 (Included as Exhibit 99.11 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.27

Property Acquisition Agreement between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Acquisitions, Inc. dated December 29, 2004 (Included as Exhibit 99.12 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.28

Registration Rights Agreement among Inland Retail Real Estate Trust, Inc. and Inland Real Estate Investment Corporation and persons identified on Schedule A attached hereto dated December 29, 2004 (Included as Exhibit 99.13 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.29

Trademark License Agreement between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Group, Inc. dated December 29, 2004 (Included as Exhibit 99.14 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.30

Software License Agreement between Inland Retail Real Estate Trust, Inc. and Inland Computer Services, Inc. dated December 29, 2004 (Included as Exhibit 99.15 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.31

Indemnification Agreement between Inland Retail Real Estate Trust, Inc. and the undersigned, an individual dated December 29, 2004 (Included as Exhibit 99.16 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.32

Communications Service Agreement between Inland Retail Real Estate Trust, Inc. and Inland Communications, Inc. dated December 29, 2004 (Included as Exhibit 99.17 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.33

Office and Facilities Management Services Agreement among Inland Retail Real Estate Trust, Inc. and Inland Office Management and Services, Inc. and Inland Facilities Management, Inc. dated December 29, 2004 (Included as Exhibit 99.18 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.34

Legal Services Agreement between Inland Retail Real Estate Trust, Inc. and Inland Real Estate Group, Inc. dated December 29, 2004 (Included as Exhibit 99.19 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.35

Personnel Services Agreement between Inland Retail Real Estate Trust, Inc. and Inland Payroll Services, Inc. dated December 29, 2004 (Included as Exhibit 99.20 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.36

Property Tax Services Agreement between Inland Retail Real Estate Trust, Inc. and Investors Property Tax Services, Inc. dated December 29, 2004 (Included as Exhibit 99.21 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.37

Computer Services Agreement between Inland Retail Real Estate Trust, Inc. and Inland Computer Services, Inc. dated December 29, 2004 (Included as Exhibit 99.22 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.38

Insurance and Risk Management Services Agreement between Inland Retail Real Estate Trust, Inc. and Inland Risk and Insurance Management Services, Inc. dated December 29, 2004 (Included as Exhibit 99.23 to Form 8-K filed on January 1, 2005 [File No. 000-30413] and incorporated herein by reference.)

14.1	Inland Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics dated March 10, 2004.

21	Subsidiaries of the Registrant. (Included as exhibit 21 to the Company’s Registration Statement on Form S-11 filed April 5, 2002 [File No. 333-85666] and incorporated herein by reference.

21.1	Inland Retail Real Estate Trust, Inc. Subsidiaries of the Registrant (Amended) effective February 21, 2005.

23.1	Consent of Independent Registered Public Accounting Firm from KPMG LLP to the Board of Directors and Stockholders of Inland Retail Real Estate Trust, Inc. dated March 10, 2005.

31.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Chief Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Chief Operating Officer
Date:	March 10, 2005

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer
Date:	March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	/s/ Robert D. Parks		/s/ Daniel K. Deighan

By:	Robert D. Parks	By:	Daniel K. Deighan
	Chairman of the Board and Affiliated Director		Independent Director

Date:	March 10, 2005	Date:	March 10, 2005

	/s/ Barry L. Lazarus		/s/ Kenneth E. Masick

By:	Barry L. Lazarus	By:	Kenneth E. Masick
	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)		Independent Director

Date:	March 10, 2005	Date:	March 10, 2005

	/s/ James W. Kleifges		/s/ Michael S. Rosenthal

By:	James W. Kleifges	By:	Michael S. Rosenthal
	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Independent Director

Date:	March 10, 2005	Date:	March 10, 2005

	/s/ Brenda G. Gujral		/s/ Richard P. Imperiale

By:	Brenda G. Gujral	By:	Richard P. Imperiale
	Affiliated Director		Independent Director

Date:	March 10, 2005	Date:	March 10, 2005