Form 10-Q
period 2005-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2005-05-09
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X        No___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2 of the Act).          Yes      X        No___

As of May 5, 2005, there were 253,872,132 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

Part I – Financial Information

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by such words as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Federal Private Securities Litigation Reform Act of 1995, and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

National or local economic business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

•

The effect of inflation and other factors on operating expenses and real estate taxes;

•

The competitive environment in which we operate and the supply of and demand for retail goods and services in our markets;

•

Financial risks, such as the inability to renew existing tenant leases or obtain debt or equity financing on favorable terms;

•

The level and volatility of interest rates;

•

Financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

•

The ability to maintain our status as a REIT for federal income tax purposes;

•

The effects of hurricanes and other natural disasters;

•

Environmental/safety requirements and costs;

•

Risks of real estate acquisition and development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected;

•

Risks of joint venture activities; and

•

Other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2005.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets

March 31, 2005 and December 31, 2004
(Unaudited)
(In thousands, except per share amounts)

Assets

	March 31,	December 31,
	2005	2004
Investment properties:
Land	$1,036,624	$1,032,083
Building and other improvements	2,988,488	2,980,998
Developments in progress	15,658	10,244
	4,040,770	4,023,325
Less accumulated depreciation	(260,491)	(230,931)
Net investment properties	3,780,279	3,792,394

Cash and cash equivalents	139,721	99,540
Restricted escrows	23,180	22,238
Restricted cash	11,795	15,038
Investment in securities	12,748	12,390
Accounts and rents receivable (net of allowance of $5,835 and $6,003, respectively)	49,333	56,847
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization of $89 and $0, respectively)	1,971	2,060
Acquired in-place lease intangibles (net of accumulated
amortization of $29,699 and $25,077, respectively)	164,116	168,370
Acquired above market lease intangibles (net of accumulated
amortization of $13,134 and $11,483, respectively)	48,591	49,802
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $9,319 and $8,822, respectively)	16,556	17,324
Other assets	4,366	5,897

Total assets	$4,305,413	$4,294,657

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(continued)

March 31, 2005 and December 31, 2004
(Unaudited)
(In thousands, except per share amounts)

Liabilities and Shareholders' Equity

	March 31,	December 31,
	2005	2004
Liabilities:
Accounts payable	$4,766	$6,328
Development payable	4,194	3,718
Accrued interest payable	6,275	5,874
Real estate taxes payable	12,402	4,154
Distributions payable	17,879	17,677
Security deposits	16,588	16,411
Mortgages payable	2,298,585	2,268,276
Prepaid rental and recovery income	12,912	8,871
Line of credit	-	25,000
Acquired below market lease intangibles (net of accumulated
amortization of $13,278 and $11,966, respectively)	36,918	38,956
Restricted cash liability	11,795	15,038
Other liabilities	5,561	4,302
Total liabilities	2,427,875	2,414,605

Minority interest in partnership	401	386

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 280,000 shares authorized,
253,624 and 251,311 issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	2,536	2,513
Additional paid-in capital	2,303,144	2,281,167
Accumulated distributions in excess of net income	(432,830)	(407,671)
Accumulated other comprehensive income	4,287	3,657
Total shareholders' equity	1,877,137	1,879,666

Total liabilities and shareholders' equity	$4,305,413	$4,294,657

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$99,049	$91,755
Tenant recovery income	22,902	22,304
Other property income	290	646

Total revenues	122,241	114,705

Expenses:
Property operating expenses	16,022	21,040
Real estate taxes	13,408	11,123
Depreciation and amortization	35,715	32,001
Advisor asset management fee	-	4,324
General and administrative expenses	2,288	1,778

Total expenses	67,433	70,266

Operating income	54,808	44,439

Other income	903	364
Interest expense	(29,112)	(26,560)

Net income available to common shareholders	26,599	18,243

Other comprehensive income:
Unrealized gain on investment securities net of amounts realized	630	206

Comprehensive income	$27,229	$18,449

Net income available to common shareholders per weighted average common share – basic and diluted	$0.11	$0.08

Weighted average number of common shares outstanding – basic and diluted	252,916	224,909

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Shareholders' Equity

For the Three Months Ended March 31, 2005
(Unaudited)
(In thousands)

			Accumulated	Accumulated
		Additional	Distributions	Other
Number of	Common	Paid-in	in Excess of	Comprehensive
Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	251,311	$2,513	$2,281,167	$(407,671)	$3,657	$1,879,666

Net income	-	-	-	26,599	-	26,599

Unrealized gain on investment securities	-	-	-	-	630	630

Distributions declared	-	-	-	(51,758)	-	(51,758)

Proceeds from DRP	2,860	28	27,137	-	-	27,165

Shares repurchased	(547)	(5)	(5,160)	-	-	(5,165)

Balance at March 31, 2005	253,624	$2,536	$2,303,144	$(432,830)	$4,287	$1,877,137

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$26,599	$18,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,715	32,001
Amortization of deferred financing costs	878	859
Amortization of premium on debt assumed	(357)	(496)
Gain on sale of investment property	(220)	-
Gain on sale of investment securities	(6)	(7)
Rental income under master leases	1,526	1,819
Straight line rental income, net of increase in allowance of $189 and $0, respectively	(2,533)	(2,239)
Amortization of above and below market lease intangibles	339	16
Changes in assets and liabilities:
Accounts and rents receivable, net of (decrease) increase in
allowance of $(357) and $918, respectively	10,047	(65)
Other assets	1,531	2,399
Accounts payable	(1,562)	2,654
Accrued interest payable	401	423
Real estate taxes payable	8,248	7,919
Security deposits	177	533
Prepaid rental and recovery income	4,041	1,257
Other liabilities	1,339	2,223
Net cash provided by operating activities	$86,163	$67,539

Cash flows from investing activities:
Restricted escrows	$(942)	$2,116
Purchase of investment securities, net of (decrease) increase
in margin account of $(80) and $1,738, respectively	(564)	(1,532)
Proceeds from sale of investment securities	762	1,395
Purchase of investment properties, net	(22,011)	(122,897)
Undistributed earnings due minority joint venture partner	15	-
Payment of leasing fees	(360)	(571)
Proceeds from sale of investment properties	1,008	-
Net cash used in investing activities	$(22,092)	$(121,489)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC
Consolidated Statements of Cash Flows
(continued)

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)
	March 31,
	2005	2004
Cash flows from financing activities:
Proceeds from DRP	$27,165	$23,794
Repurchase of shares	(5,165)	(2,651)
Payment of offering costs	-	(51)
Proceeds from issuance of debt	42,000	107,125
Principal payments of debt-balloon	(10,574)	(9,772)
Principal payments of debt-amortization	(760)	(1,046)
Principal payments of note payable	-	(6,700)
Payoff of unsecured line of credit	(25,000)	(14,000)
Payment of loan fees and deposits	-	(491)
Distributions paid	(51,556)	(46,305)
Net cash (used in) provided by financing activities	$(23,890)	$49,903

Net increase (decrease) in cash and cash equivalents	40,181	(4,047)

Cash and cash equivalents, at beginning of period	99,540	96,424

Cash and cash equivalents, at end of period	$139,721	$92,377

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $96 and $56 capitalized, respectively	$28,687	$25,278

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties, net	$(22,487)	$(128,173)
Assumption of debt	-	6,393
Premium on debt assumption	-	1,048
Net change in development payable	476	(2,165)
Cash used to purchase investment properties	$(22,011)	$(122,897)

Distributions payable	$17,879	$15,861

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2004, which are included in our 2004 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

1.  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (IRRETI) was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers.  We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina.  We have also acquired properties in 21 other states east of the Mississippi, in addition to single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions.

On December 29, 2004, we acquired four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us.  As a result of the merger, our consolidated financial statements include the acquired companies' assets and liabilities and results of operations as of January 1, 2005.

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentations.

We classify our investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available for sale.  Investment in securities at March 31, 2005 consist principally of stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value.  Dividend income is recognized when earned.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

subsequent to year end and forecasted performance of the investee.  No stocks are considered impaired as of March 31, 2005.  Additionally, we have purchased some of our securities through a margin account.  As of March 31, 2005 and December 31, 2004, we have recorded a payable of $1,990 and $2,069, respectively, for securities purchased on margin and are included as a component of other liabilities.  During the three month periods ended March 31, 2005 and 2004, we realized net gains of $6 and $7, respectively, on sale of investment securities.  Of the investment securities held on March 31, 2005 and December 31, 2004, we have accumulated other comprehensive income of $4,287 and $3,657, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $4,194 and $3,718 at March 31, 2005 and December 31, 2004, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  The valuation analysis performed by us was based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic conditions, demographics, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  In our judgment no provision for asset impairment was considered necessary for the three month periods ended March 31, 2005 and 2004, respectively.

Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of thirty years for building and improvements and fifteen years for site improvements as a component of depreciation and amortization expense.  We treat tenant allowances as tenant improvements.  Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

In accordance with FASB issued Interpretation No. 46R (FIN46R), Consolidation of Variable Interest Entities, we consolidate entities in which we have a controlling financial interest.  We measure the assets, liabilities and non-controlling interests of the variable interest entity at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

accounting change.  If determining the carrying amounts is not practical, fair value may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity.

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether any customer relationship value exists related to each property acquisition.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and other improvements.  We determine whether any financing assumed is at above or below market interest rates based upon comparison to financing terms for similar investment properties currently available in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as-if-vacant.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangibles based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  We also allocate a portion of the purchase price to the estimated acquired in-place lease intangibles based on estimated lease execution costs for similar leases, lost revenue and unrecovered costs, with consideration given to various factors, including geographic location and size of leased space.  For the three month period ended March 31, 2005, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $1,189, $454 and none, respectively.

The portions of the purchase price allocated to acquired above market leases, acquired below market leases and acquired in-place leases are amortized on a straight-line basis over the life of the related leases.

Amortization pertaining to the above market lease costs of $1,665 and $1,667 was applied as a reduction to rental income for the three month periods ended March 31, 2005 and 2004, respectively.  Amortization pertaining to the below market lease costs of $2,039 and $1,651 was applied as an increase to rental income for the three month periods ended March 31, 2005 and 2004, respectively.  We incurred amortization, included as a component of depreciation and amortization expense, pertaining to acquired in-place lease intangibles of $5,443 and $4,190 for the three month periods ended March 31, 2005 and 2004, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Thus, included in the above amortization are write-offs pertaining to the above and below market lease intangibles relating to early lease terminations.  No write offs for the above market leases intangibles were recorded as a reduction of rental income for three month periods ended March 31, 2005 and 2004, respectively.  Write-offs of the below market lease intangibles relating to early lease terminations of $452 and none were recorded as an increase to rental income for the three month periods ended March 31, 2005 and 2004, respectively.  In addition, we incurred write-offs pertaining to the acquired in-place lease intangibles for the early lease terminations of $606 and none for the three month periods ended March 31, 2005 and 2004, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

The table below presents the amortization during the next five years related to the acquired above and below market lease costs and acquired in-place lease intangibles for properties owned at March 31, 2005.

	2005*	2006	2007	2008	2009	Thereafter
Amortization of:
Acquired above market lease costs	$(6,739)	$(6,195)	$(5,539)	$(4,757)	$(4,198)	$(21,163)

Acquired below market lease costs	5,738	4,892	4,026	3,326	2,908	16,028

Net rental income - decrease	$(1,001)	$(1,303)	$(1,513)	$(1,431)	$(1,290)	$(5,135)

Acquired in-place lease intangibles	$(18,679)	$(17,566)	$(16,073)	$(14,428)	$(13,243)	$(84,127)

Intangibles	$266	$354	$354	$261	$261	$475

* For the nine month period April 1, 2005 through December 31, 2005.

As a part of the merger on December 29, 2004, we recorded goodwill and intangible assets.  Goodwill is not amortized, per SFAS 141, but will be reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.

Intangible assets include employment agreements ($280), consulting agreements ($1,280), and a license agreement ($500), which are amortized over the life of the agreements which are over varying periods of time, with the weighted average amortization period being 28 years.  We recognized $89 and none of amortization expense for the three month periods ended March 31, 2005 and 2004, respectively.

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

Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage or excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with the SAB 101.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($4,907 and $5,263 as of March 31, 2005 and December 31, 2004, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($928 and $740 as of March 31, 2005 and December 31, 2004, respectively).  The straight-line rent receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

based on the borrower's credit quality and are recorded at face value as a component of developments in progress on the balance sheet.  Interest is recognized over the life of the note.  We require collateral for the notes.  (See footnote 10 – Commitments and Contingencies.)

A note may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114, (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered.  All cash receipts recognized thereafter are recorded as interest income.  Based on our judgment, no loans were impaired as of March 31, 2005 and December 31, 2004.

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

Prior to December 29, 2004, the date on which the merger was completed, we had approximately a 99% controlling general partner interest in IRRELP.  Our former advisor owned the remaining limited partner common units for which it paid $2.  Effective with the completion of the merger on December 29, 2004, the limited partner common units held by our former advisor were reacquired.  Therefore, as of that date, 100% of the interests of IRRELP are included in the Consolidated Financial Statements.

Also effective as of December 29, 2004, the acquired companies are included in the Consolidated Financial Statements, with any significant inter-company transactions being eliminated.

We have a 98.97% ownership interest in, and are the controlling member of the LLC which owns Birkdale Village.  Crosland/Pappas Birkdale Holdings, LLC (Crosland), which has a 1.03% ownership interest, is the minority member.  Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

3. Related Party Transactions

Daniel L. Goodwin, Robert D. Parks, G. Joseph Cosenza and Thomas P. McGuinness are shareholders of ours, and we have non-compensatory consulting agreements with each of them.  Mr. Goodwin has agreed to advise us on business strategy.  Mr. Parks has agreed to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team.  Additionally, Mr. Parks is our Chairman and serves on our Board of Directors.  Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. McGuinness has agreed to advise us on property management and leasing.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in, and may be officers and/or directors of, certain companies that indirectly own or control the companies listed below which provide services to us:

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, hew-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The cost of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three month periods ended March 31, 2005 and 2004, we incurred $1,005 and $317, respectively, of such services, of which $514 and $953 remained unpaid as of March 31, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  An agreement allowed for annual fees totaling 0.03% of the first $1 billion of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement.  This new agreement runs for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100.  Such fees totaled $108 and $101 for the three month periods ended March 31, 2005 and 2004, respectively.  No amounts remain unpaid at March 31, 2005 and December 31, 2004, respectively.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a monthly fee of 0.75% per annum based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $26 and $16 for the three month periods ended March 31, 2005 and 2004, respectively.  No amounts remain unpaid as of March 31, 2005 and December 31, 2004, respectively.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

respective loan term.  During the three month periods ended March 31, 2005 and 2004, we paid loan fees totaling $96 and $251, respectively.  No amounts remain unpaid as of March 31, 2005 and December 31, 2004, respectively.

Metropolitan Construction provides construction services for tenant improvements, development projects and on-going repairs and maintenance.  During the three month periods ended March 31, 2005 and 2004 we paid $1,655 and $1,266, respectively, for these services.

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three month periods ended March 31, 2005 and 2004, we incurred none and $4,324, respectively, of asset management fees.  No amounts remained unpaid as of March 31, 2005 and December 31, 2004.

Also prior to the merger, the property management companies were owned principally by individuals who are affiliated with our former advisor.  The property management companies were entitled to receive property management fees totaling 4.5% of gross operating income for management and leasing services.  As a result of the merger, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the three month period ended March 31, 2005.  For the three month period ended March 31, 2004, we incurred $5,105 in property management fees which are included in property operating expenses.

4.  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of March 31, 2005 and December 31, 2004, options to acquire 20 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, had the right to purchase soliciting dealer warrants which were re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of March 31, 2005 and 2004, 8,551 had been issued, of which 547 have expired as of March 31, 2005.  At March 31, 2005, no warrants had been exercised.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $19,543 and $18,017 as of March 31, 2005 and December 31, 2004, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2005	$278,217	*
2006	359,708
2007	335,639
2008	309,022
2009	280,372
Thereafter	1,795,609

Total	$3,358,567

*  For the nine month period April 1, 2005 through December 31, 2005.

The remaining lease terms range from one year to 54 years.  Pursuant to the lease agreements, tenants of the property are required to reimburse us for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,723 and $2,239 for the three month periods ended March 31, 2005 and 2004, respectively.  The related accounts and rents receivable, net of allowance, as of March 31, 2005 and December 31, 2004 were $23,756 and $21,523, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.  Mortgages and Note Payable

We believe we can achieve the optimum balance between risk and return to our shareholders by leveraging our properties at approximately 50% to 60% of their value.  We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of the properties.  Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

For the three month periods ended March 31, 2005, we closed on or assumed mortgage debt with a principal amount of $30,666, net of mortgage debt repaid.  The average cost of funds for the first quarter of 2005 was approximately 5.08%.  We also maintained an unsecured line of credit in the amount of $100,000, of which none was outstanding at March 31, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of debt to the value of total assets based on a specific formula, as well as the level of earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with these covenants for the reporting period ending March 31, 2005.  We are in the process of negotiating a renewal of the line of credit, which matures on May 6, 2005.  At the present time we anticipate the amount of the renewed line of credit will be $100,000 with an accordion feature of up to $250,000.  The line of credit will be for one year with an option to renew annually for two consecutive years.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Loans placed by us are generally non-recourse, however, when it is deemed to be advantageous, we may guarantee all or a portion of the debt.  We have borrowed funds as part of a cross-collateralized package, with cross-default provisions, in order to enhance the benefits of the financing.  In those circumstances, one or more of the properties may secure the debt of another of our properties.

The following table shows the debt maturing during the next five years and thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:*
Fixed rate debt	$2,186	$45,490	$92,162	$209,449	$347,273	$1,347,732	$2,044,292
Variable rate debt	5,000	29,338	173,903	31,575	4,400	-	244,216
	$7,186	$74,828	$266,065	$241,024	$351,673	$1,347,732	$2,288,508

Weighted average interest rate on maturing debt:
Fixed rate debt	6.82%	6.97%	5.68%	5.27%	5.11%
Variable rate debt	4.51%	4.73%	4.54%	4.75%	4.71%

*

The debt maturity does not include any premiums associated with debt assumed at acquisition of which $10,077, net of accumulated amortization, is outstanding as of March 31, 2005.

The principal balance of $244,216 or 10.7% of our mortgages and notes payable at March 31, 2005, have variable interest rates averaging 4.59%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

We paid off or refinanced all of the debt that matured during the first quarters of 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2005.

7.  Recent Developments

On January 20, 2005, we repaid $25,000 outstanding on our line of credit.

On February 1, 2005, our Board of Directors agreed to modify the price at which we will sell or buy our shares under the DRP and the SRP, effective April 7, 2005 and March 15, 2005, respectively.  The new fixed price per share will be $10.25.

On February 1, 2005, our Board of Directors approved the engagement and appointment of Registrar and Transfer Company as our transfer, registrar and distribution agent.  The Registrar and Transfer Company began administering the registration, transfer and distribution of our stock on March 10, 2005.

On February 1, 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2005 at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

On March 16, 2005, an office building located in Holmes Beach, Florida was sold for approximately $830.  A gain of $220 was recognized and is included in other income in the accompanying Consolidated Financial Statements.

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

The net property operations and net income are summarized in the following table as of and for the three month periods ended March 31, 2005 and 2004, along with reconciliations to net income.

	Three Months ended
	March 31,
	2005	2004
Property Operations:
Total property revenue	$122,241	$114,705
Total property expenses	(29,430)	(32,163)
Mortgage interest	(29,112)	(26,560)

Net property operations	63,699	55,982

Other income	903	364

Less non-property expenses:
General and administrative expenses	(2,288)	(1,778)
Advisor asset management fee	-	(4,324)
Depreciation and amortization	(35,715)	(32,001)

Net income	$26,599	$18,243

The following table summarizes property asset information as of March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Total assets:
Shopping center assets	$4,152,944	$4,064,845
Non-segment assets	152,469	102,517

	$4,305,413	$4,167,362

We do not derive any of our consolidated revenue from foreign countries and do not have any major customer that individually accounts for 10% or more of our consolidated revenues.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

9.  Earnings per Share

Basic earnings per share (EPS) are computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2005 and December 31, 2004, options to purchase 20 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Under the merger agreement, 19,700 shares are held in escrow with a portion to be released on the first anniversary of the merger closing date and the balance to be released on the 540th day after the merger closing date of December 29, 2004, subject in both cases to any pending claims of ours for indemnification under the merger agreement.  The shares held in escrow are included in the basic and diluted weighted average number of common shares.

As of March 31, 2005 and December 31, 2004, warrants to purchase 8,004 shares of common stock at a price of $12.00 per share were outstanding.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.

The basic and diluted weighted average number of common shares outstanding was 252,916, and 224,909 for the three month periods ended March 31, 2005 and 2004, respectively.

10.  Commitments and Contingencies

During the first quarter of 2005, we were at various stages in the development and redevelopment of eleven projects.  For each development project we have undertaken, we acquired the land when at least one anchor tenant signed a lease.  Other than where we act as the sole developer, we concurrently enter into a co-development agreement with a developer to oversee each project, including supervision of the general contractor and leasing activities.  Each developer, under the co-development agreement, is entitled to a base fee, generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.  Most of these projects have been substantially completed and placed in service prior to March 31, 2005 and remaining costs of $28,600 are anticipated to be within the budget established for each project.

Several properties have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as approximately $41,248 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004 and 2003, we agreed to fund a total of seven notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers, of which five remain outstanding at March 31, 2005.  The remaining notes maintain a stated interest rate of 9% per annum and mature on dates ranging from April, 2005 through September, 2007.  Each note requires monthly interest payments with the entire principal balance due at maturity.  The combined notes receivable balance at March 31, 2005 and December 31, 2004 was $5,189 and $3,176, respectively, and is included in developments in progress on the balance sheet.  Interest received on these notes is applied as a reduction to our final costs.  These receivables are expected to be repaid at the time each earnout is funded.

11.  Subsequent Events

We paid distributions of $17,879 to our shareholders on April 7, 2005.  We declared distributions of $17,319 to our shareholders in April 2005, to be paid in May 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

On April 19, 2005, Michael S. Rosenthal, a Director, exercised his option to purchase two thousand two hundred fifty shares at $9.05 per share.

From the period beginning April 1, 2005 through May 5, 2005, we purchased three properties and one land parcel comprising approximately 280 square feet and thirty acres, respectively, for approximately $34,300.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from April 1, 2005 through May 5, 2005, we funded earnouts on one tenant space for a total of $606 at one of our existing properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Inland Retail Real Estate Trust, Inc. is a self-administered and self-managed real estate investment trust or REIT primarily focused on acquiring, managing and developing neighborhood and community shopping centers in the eastern United States.  As of March 31, 2005, we owned a total of 276 properties containing approximately 33,000 square feet.  Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services.  Some of our national tenants include Publix Supermarkets, Wal-Mart, Lowe's Home Improvement Centers, Kohl's Department Stores, Home Depot, PetSmart, CVS Pharmacy, Best Buy, Marshall's, TJ Maxx, Michael's Stores and Barnes and Noble.

All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts.

During the three month period ended March 31, 2005, we acquired one property, made improvements to our existing properties and sold one property and one land outparcel in the net amount of $21,003.  We also raised $22,000 in investor proceeds through our dividend reinvestment program (DRP), which is net of our share repurchase program, and $30,666 in financing proceeds, which is net of debt repaid.  Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Current shareholders can reinvest their distributions via our DRP.  Approximately 53% of our monthly distributions to shareholders are being reinvested through the DRP.  On an annual basis, the total we expect to receive from the DRP at the current rate of reinvestment is approximately $109,000.

Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development and redevelopment and management of neighborhood and community shopping centers, as well as joint venture partnerships.  Our properties are predominantly in Florida, Georgia, North Carolina and South Carolina.  We also have a significant presence in twenty-one other states, primarily in the eastern half of the country, with some triple-net leased properties west of the Mississippi River.  We actively manage our assets by leasing and releasing space at what we believe to be favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

The retail sector outperformed other property types in 2004 primarily as a result of strong consumer spending throughout the economic downturn and recovery. Same-store sales, a key measure of retail industry strength, rose 3.8% in 2004, the largest gain since 2000, according to the International Council of Shopping Centers.

How the retail sector performs this year will depend largely on whether current levels of consumer spending are sustainable. Spending increases likely to result from additional employment gains this year may be offset by rising energy prices and reduced consumer spending in other areas. The ultimate impact of recent mergers by several large retailers is uncertain; however, retail real estate supply-demand fundamentals remain favorable and continued demand by retailers for more lease space is likely to support rent increases and create development opportunities, particularly in metro markets where retailers seek to expand. The National Association of Realtors (NAR) is projecting retail vacancy rates will decline this year and is also forecasting retail rent growth will be the best of all commercial property types.

We believe the geographical diversity of our portfolio could limit risk in the event of an economic downturn.  In addition, the diversity of our tenant mix could also be a mitigating factor. Our portfolio mainly consists of supermarkets, drugstores, and discount stores offering day-to-day necessities, which generates traffic flow to our centers to support our smaller-shop tenants, and which generally helps maintain more consistent sales performance during periods of adverse economic conditions. A significant portion of our centers are made up of the leading grocery store or anchor tenants within their markets.  We continuously review statistical information and evaluate the impact of industry trends on the performance of our properties and tenants. This statistical information includes but is not limited to: occupancy rates, occupancy costs, same-store sales, leasing activity, and tenant sales. We continue to enjoy an improving retail environment, with core retailers who continue to experience higher sales growth and improving margins. Every retail portfolio has some risk related to underperforming tenants.  However, when tenants vacate their space opportunities may exist to re-lease this space at more favorable rental rates. Overall our portfolio remains stable, a trend which we expect to continue.

As of March 31, 2005 we own 276 properties.  We have further opportunities to grow and improve performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us.  We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties and additional joint ventures.  It is our experience that including development projects in our portfolio enhances the return to shareholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

Results of Operations

Comparison of the three months ended March 31, 2005 to March 31, 2004.  The table below represents selected operating information for our total portfolio of 276 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of March 31, 2005.  The properties in the same store portfolio were owned for the entire three month periods ended March 31, 2005 and March 31, 2004.

Total Portfolio	Same Store Portfolio

March 31, 2005	March 31, 2004	Increase / (Decrease)	% Change	March 31, 2005	March 31, 2004	Increase / (Decrease)	% Change

Revenues:
Rental income	$ 99,049	$91,755	$7,294	7.9%	$93,667	$90,456	$3,211	3.5%
Tenant recovery income	22,902	22,304	598	2.7	21,652	22,123	(471)	(2.1)
Other property income	290	646	(356)	(55.1)	268	596	(328)	(55.0)
Total revenues	122,241	114,705	7,536	6.6	115,587	113,175	2,412	2.1

Expenses:
Property operating expenses	16,022	21,040	(5,018)	(23.8)	13,354	20,278	(6,924)	(34.1)
Real estate taxes	13,408	11,123	2,285	20.5	12,802	10,997	1,805	16.4
Depreciation and amortization	35,715	32,001	3,714	11.6	33,030	31,588	1,442	4.6
Advisor asset management fee	-	4,324	(4,324)	(100.0)	-	-	-	-
General and administrative expenses	2,288	1,778	510	28.7	-	-	-	-
Total expenses	67,433	70,266	(2,833)	(4.0)	59,186	62,863	(3,677)	(5.8)

Operating income	54,808	44,439	10,369	23.3	56,401	50,312	6,089	12.1

Other income	903	364	539	148.1	-	-	-	-
Interest expense	(29,112)	(26,560)	(2,552)	9.6	(27,857)	(25,868)	(1,989)	7.7

Net income available to
common shareholders	$ 26,599	$18,243	$8,356	45.8%	$28,544	$24,444	$4,100	16.8%

Rental income.  Rental income for the total portfolio increased $7,294 or 7.9% to $99,049 for the three month period ended March 31, 2005 from $91,755 for the three month period ended March 31, 2004.  This increase is primarily due to 276 properties owned and operated for the three month period ended March 31, 2005 compared to 265 properties for the three month period ended March 31, 2004.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in an additional rental income of $6,178.  We also received termination fee income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $99 and percentage rental income of $329, offset by decreases in rental income of $405 as a result of tenant bankruptcies at four of our properties.

Rental income for the same store portfolio increased $3,211 or 3.5% to $93,667 for the three month period ended March 31, 2005 from $90,456 for the three month period ended March 31, 2004.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in an increase in rental income for the three month period ended March 31, 2005 of $2,322.  We also received termination fee income of $99 and realized percentage rental income of $329, offset by decreases in rental income of $405 as a result of tenant bankruptcies at four of our properties.

Tenant recovery income.  Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $598 or 2.7% to $22,902 for the three month period ended March 31, 2005 from $22,304 for the three month period ended March 31, 2004, as a result of an increase in the related property operating expenses that are recoverable from our tenants.

Tenant recovery income for the same store portfolio decreased $471 or 2.1% to $21,652 for the three month period ended March 31, 2005 from $22,123 for the three month period ended March 31, 2004 primarily due to adjustments to the tenant recovery income estimate for the first quarter 2004 recorded in the third and fourth quarters of 2004.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses and which are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $5,018 or 23.8% to $16,022 for the three month period ended March 31, 2005 from $21,040 for the three month period ended March 31, 2004 primarily due to a decrease in property management fees.  As a result of the merger on December 29, 2004, property management fees, which will no longer be incurred, decreased $5,105, offset by $1,436 of property management companies' salaries and operating expenses.

Property operating expenses for the same store portfolio decreased $6,924 or 34.1% to $13,354 for the three month period ended March 31, 2005 from $20,278 for the three month period ended March 31, 2004 primarily as a result of a decrease in property management fees of $5,046 as described above and a decrease in property operating expenses for single user properties that are vacant.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $2,285 or 20.5% to $13,408 for the three month period ended March 31, 2005 from $11,123 for the three month period ended March 31, 2004.  This increase is due to 276 properties owned and operated for the three month period ended March 31, 2005 compared to 265 properties for the three month period ended March 31, 2004, increased assessed values and real estate tax rates, as well as properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $1,805 or 16.4% to $12,802 for the three month period ended March 31, 2005 from $10,997 for the three month period ended March 31, 2004.  This increase is primarily the result of increased assessed values and real estate tax rates, as well as properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $3,714 or 11.6% to $35,715 for the three month period ended March 31, 2005 from $32,001 for the three month period ended March 31, 2004 due to result a full quarter of depreciation and amortization in 2005 for the seven properties and nine earnouts acquired during the three month period ended March 31, 2004 and a partial quarter of depreciation and amortization for the one property and one earnout acquired during the three months ended March 31, 2005.  Also, additional expenses of $858 were incurred for early lease terminations, primarily due to the write off of in-place lease intangibles and tenant improvements of approximately $774.

Depreciation and amortization expense for the same store portfolio increased $1,442 or 4.6% to $33,030 for the three month period ended March 31, 2005 from $31,588 for the three month period ended March 31, 2004 due to a full quarter of depreciation and amortization in 2005 for nine earnouts acquired during the three month period ended March 31, 2004 and a partial quarter of depreciation and amortization for the one earnout acquired during the three months ended March 31, 2005.  Also, additional expenses of $752 were incurred for early lease terminations, primarily due to the write off of in-place lease intangibles and tenant improvements of approximately $667.

Advisor asset management fee.  Advisor asset management fee was $4,324 for the three month period ended March 31, 2004.  On December 29, 2004, we merged with our advisor and we subsequently no longer incur the advisor asset management fee.

General and administrative expenses.  General and administrative expenses increased $510 or 28.7% to $2,288 for the three month period ended March 31, 2005 from $1,778 for the three month period ended March 31, 2004.  Professional fees increased $299 due to increased legal fees.  Salaries expense increased $664, offset by a decrease in temporary staffing costs of $194.  Acquisition costs for the three month period ended March 31, 2005 decreased by $338 as a result of fewer acquisitions and fewer dead deal costs in 2005.

Other income.  Other income increased $539 or 148.1% to $903 for the three month period ended March 31, 2005 from $364 for the three month period ended March 31, 2004 primarily due to an increase in interest earned on short-term investments due to increases in interest rates.  Also included in other income for the three month period ended March 31, 2005 is a gain from the sale of an office complex in Holmes Beach, Florida of $220.

Interest expense.  Interest expense for the total portfolio increased $2,552 or 9.6% to $29,112 for the three month period ended March 31, 2005 from $26,560 for the three month period ended March 31, 2004 primarily due to less than three months of interest expense on mortgages payable of $31,000 financed during 2005 and a full three months of interest expense on mortgages payable of $268,822 financed during 2004.  The increase in the weighted average rate on our variable rate mortgages payable has also resulted in an increase in interest expense for the three month period ended March 31, 2005 of $762.

Interest expense for the same store portfolio increased $1,989 or 7.7% to $27,857 for the three month period ended March 31, 2005 from $25,868 for the three month period ended March 31, 2004 primarily due to a full three months interest in 2005 of $2,101 on mortgages payable of $174,630 financed during 2004 and an increase of $762 due to an increase in the weighted average rate on our variable rate mortgages payable.

Historical Cash Flows

Cash Flows from Operating Activities.  Cash provided by operating activities was $86,163 and $67,539 for the three month periods ended March 31, 2005 and 2004, respectively.  The increase in net cash provided by operating activities for the three month period ended March 31, 2005 compared to prior years is due to the additional rental revenues and income generated from the operations of eleven additional properties to 276 properties owned during the quarter ended March 31, 2005, compared to 265 properties owned during the three month period ended March 31, 2004.  In addition, space covered by earnout agreements were completed between March 31, 2004 and March 31, 2005 resulting in increases in rental income and operating income.

As of March 31, 2005, we had approximately $90,000 in cash, less reserves, available for investment in additional properties.  As of May 5, 2005, we are considering the acquisition of approximately $48,200 in properties.  We are currently in the process of obtaining financing of approximately $29,600 on properties which have been purchased.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings, available line of credit, funds from a possible joint venture transaction, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

Cash Flows from Investing Activities.  Cash used in investing activities was $22,092 and $121,489 for the three month periods ended March 31, 2005 and 2004, respectively.  The cash flows used in investing activities were primarily for the acquisition of one property, one earnout and two land parcels for the period ended March 31, 2005 and eight properties and nine earnouts for the period ended March 31, 2004.

Our investment in securities at March 31, 2005 and December 31, 2004 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities in the three month period ended March 31, 2005 in the amount of $484, and decreased our margin account by $80.  We purchased investment securities in the three month period ended March 31, 2004 in the amount of $3,270 and increased our margin account by $1,738.

In 2005, we will incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid related to the projects in progress at March 31, 2005 are approximately $28,600.

Cash Flows from Financing Activities.  Cash (used in) provided by financing activities was $(23,890) and $49,903 for the three month periods ended March 31, 2005 and 2004, respectively.  We generated proceeds through the DRP, net of the repurchase of shares, of $22,000 and $21,143 for the three month periods ended March 31, 2005 and 2004, respectively.  We also generated $42,000 and $107,125 from the issuance of new notes, for which mortgages were secured by three and twenty-two of our properties for the periods ended March 31, 2005 and 2004, respectively.  Distributions paid increased as a result of the increase in the outstanding shares of our common stock.  We also used $36,334 and $31,518 for the principal reduction of mortgages secured by our properties and the line of credit for the three month periods ended March 31, 2005 and 2004, respectively.

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

As of May 5, 2005, we are considering the acquisition of three properties and one land parcel for approximately $48,200 and have approximately $100,000 in cash available to acquire them.  We believe these funds, in addition to intended financings, anticipated DRP proceeds, together with anticipated borrowings under available credit lines and other borrowings will be sufficient to fund these acquisitions.

Liquidity and Capital Resources

General.  Our principal demands for cash are for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness.  Generally, our cash needs for acquisitions and operating needs, including payment of debt service are met through cash flow generated by our properties, cash raised through financing each property purchased and through the DRP.

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

Liquidity.  During 2003, we worked with three financial institutions to obtain a $200,000 unsecured line of credit which matured on May 14, 2004.  On May 7, 2004, we renewed the line of credit in the amount of $100,000 of which none was outstanding at March 31, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $200,000 if the need arises.  We are in the process of negotiating a renewal of the line of credit, which matures on May 6, 2005.  At the present time we anticipate the amount of the renewed line of credit will be $100,000 with an accordion feature of up to $250,000.  The line of credit will be for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending March 31, 2005.  This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.  We had a smaller line of credit in the amount of $14,000 which matured on March 27, 2004 for which we paid off the funds outstanding and elected not to renew that line of credit.

Shareholder Liquidity.  The DRP, subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance.  During 2004 and the first quarter of 2005, participants could acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, the DRP will be appropriately amended.  As of March 31, 2005, we distributed 24,138 shares pursuant to the DRP for an aggregate of $229,311.  Effective April 7, 2005, we increased the share acquisition price under the DRP to $10.25 per share.

In connection with the merger, an independent financial advisor rendered an opinion in December 2004 that the $10.00 per share price paid for the acquired companies was fair from a financial point of view.  Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system.  Based upon currently available information as of March 2005, and after taking into consideration the accretive effect of the merger and the current and projected performance of our business, we estimate the minimum fair market value of our shares to be $10.75 per share.  In determining this estimate, we based our conclusion on a number of factors, with two predominant ones.  First, in connection with the merger opinion, the independent financial adviser used several methods to value our shares, and a $10.75 share price fell within the range of values under such methods.  Second, our shares recently have been trading in a “secondary trading market” at a price in excess of $10.75 per share.  Although we estimate that the minimum fair market value of our shares as of March 2005 to be $10.75 per share, there can be no assurances that our shareholders could sell any or all of their shares for $10.75 per share, or that our shares would trade at such a price if we were to list on a national securities exchange or become quoted in an inter-dealer quotation system.

The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.  On January 22, 2004, we increased the limitation on the number of shares that could be acquired by us through the SRP during calendar year 2004 to two percent (2%) of the weighted average of our outstanding shares as of December 31, 2003.  For 2005, we established the limitation on the number of shares that could be acquired by us through the SRP at two percent (2%) of the weighted average of our outstanding shares as of December 31, 2004.  During 2004 and the first quarter of 2005, the prices at which shares could be sold back to us are as follows:

•	One year from the purchase date, at $9.25 per share;
•	Two years from the purchase date, at $9.50 per share;
•	Three years from the purchase date, at $9.75 per share; and
•	Four years from the purchase date, at the greater of $10.00 per share, or a price equal to ten times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Effective March 15, 2005, we set the share repurchase price under the SRP to $10.25 per share.

Shares repurchased by us under the SRP will be canceled and will have the status of authorized but unissued shares.  Shares acquired by us through the SRP will not be reissued unless they are first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws.  As of March 31, 2005, 3,914 shares have been repurchased for an aggregate cost of $36,896.

The following table outlines the stock repurchases made during the first quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)

Jan 1, 2005 - Jan 31, 2005	135	$9.30	135	4,428
Feb 1, 2005 - Feb 28, 2005	197	9.51	197	4,231
Mar 1, 2005 - Mar 31, 2005	215	9.74	215	4,016
Total	547		547

(1)

For 2005, the Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2004. The share limit for 2005 is 4,563.

Capital Resources.  We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on the weighted average shares outstanding.  Operating cash flow is expected to increase as additional properties are added to our portfolio.

We seek to balance the financial risk and return to our shareholders by leveraging our properties at approximately 50% to 60% of their value.  We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties.  Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.

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

Contractual Obligations and Commercial Commitments.  The tables below disclose our contractual obligations and commercial commitments as of the period ended March 31, 2005.

Contractual Obligations:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt (1):
Fixed rate principal payments	$2,044,292	$2,186	$137,652	$556,722	$1,347,732
Fixed rate interest payments	545,683	78,839	202,442	169,970	94,432
Variable rate principal payments	244,216	5,000	203,241	35,975	-
Purchase obligations (2)	73,860	70,510	3,350	-	-
Operating lease obligations (3)	63,531	973	1,808	1,200	59,550
Total contractual obligations	$2,971,582	$157,508	$548,493	$763,867	$1,501,714

(1)

Interest payments on variable rate mortgages payable are not included in the schedule above.  See Note 6. Mortgages and Notes Payable of our Consolidated Financial Statements for details relating to variable rate mortgages.

(2)

Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties.  Purchase obligations related to outstanding purchase orders at March 31, 2005 are not significant and are not included in total purchase obligations.  Earnouts represent portions of a property that were not rent producing at the time we acquired the original property.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.

(3)

Operating lease obligations include a 48 year ground lease and a five year corporate office lease.

Commercial Commitments:

		Commitments by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Guarantees (1)	$18,515	$5,000	$12,290	$1,225	$-
Letters of credit	3,190	-	3,190	-	-
Total commercial commitments	$21,705	$5,000	$15,480	$1,225	$-

(1)

Guarantees include guarantees on loans that are secured by eight of our properties but which obligations are also included in our mortgages payable.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings, draws on restricted reserves and anticipated DRP proceeds.

We currently intend to purchase three additional properties and one land parcel for future development for a total of approximately $48,200, but there can be no assurance that we will acquire these properties.  These acquisitions have been approved by our Board of Directors.

Selected Financial Data

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to net operating income as determined under generally accepted accounting principles in the United States of America, or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of REITs, also known as "NAREIT," an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those other REITs.  The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, the presentation of FFO by us may not be comparable to other similarly-titled measures presented by other REITs.  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity, FFO is calculated as follows:

	March 31,
	2005	2004
Net income	$26,599	$18,243
Depreciation and amortization
related to investment properties	35,605	32,001
Gain on sale of investment property	(220)	-

Funds From Operations	$61,984	$50,244

Our net income and distributions per share are based upon the diluted weighted average number of common shares outstanding.  The $0.21 per share distribution declared for the quarter ended March 31, 2005, represents 83% of our funds from operations or FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Effects of Transactions with Related and Certain Other Parties

Daniel L. Goodwin, Robert D. Parks, G. Joseph Cosenza and Thomas P. McGuinness are shareholders of ours, and we have non-compensatory consulting agreements with each of them.  Mr. Goodwin has agreed to advise us on business strategy.  Mr. Parks has agreed to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team.  Additionally, Mr. Parks is our Chairman and serves on our Board of Directors.  Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. McGuinness has agreed to advise us on property management and leasing.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in, and may be officers and/or directors of, certain companies that indirectly own or control the companies listed below which provide services to us:

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, hew-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The cost of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three month periods ended March 31, 2005 and 2004, we incurred $1,005 and $317, respectively, of such services, of which $514 and $953 remained unpaid as of March 31, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  An agreement allowed for annual fees totaling 0.03% of the first $1 billion of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement.  This new agreement runs for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below 100.  Such fees totaled $108 and $101 for the three month periods ended March 31, 2005 and 2004, respectively.  No amounts remain unpaid at March 31, 2005 and December 31, 2004, respectively.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a monthly fee of 0.75% per annum based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $26 and $16 for the three month periods ended March 31, 2005 and 2004, respectively.  No amounts remain unpaid as of March 31, 2005 and December 31, 2004, respectively.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three month periods ended March 31, 2005 and 2004, we paid loan fees totaling $96 and $251, respectively.  No amounts remain unpaid as of March 31, 2005 and December 31, 2004, respectively.

Metropolitan Construction provides construction services for tenant improvements, development projects and on-going repairs and maintenance.  During the three month periods ended March 31, 2005 and 2004 we paid $1,655 and $1,266, respectively, for these services.

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value is defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three month periods ended March 31, 2005 and 2004, we incurred none and $4,324, respectively, of asset management fees.  No amounts remained unpaid as of March 31, 2005 and December 31, 2004.

Also prior to the merger, the property management companies were owned principally by individuals who are affiliated with our former advisor.  The property management companies are entitled to receive property management fees totaling 4.5% of gross operating income for management and leasing services.  As a result of the merger, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the three month period ended March 31, 2005.  For the three month period ended March 31, 2004, we incurred $5,105 in property management fees which are included in property operating expenses.

Occupancy

Physical occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  As of March 31, 2005, our overall average physical and economic occupancy was approximately 95% and 96%, respectively.

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

As of March 31, 2005, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space.  Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rental rates.  In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease.  We may also require the tenant to pay us a termination fee to exit their lease early.  Annual rental income related to bankrupt or restructured tenants occupying in excess of 10,000 square feet whose space has not been re-leased represents approximately 3% of the total portfolio.

Subsequent Events

We paid distributions of $17,879 to our shareholders on April 7, 2005.  We declared distributions of $17,319 to our shareholders in April 2005, to be paid in May 2005.

On April 19, 2005, Michael S. Rosenthal, a Director, exercised his option to purchase two thousand two hundred fifty shares at $9.05 per share.

From the period beginning April 1, 2005 through May 5, 2005, we purchased three properties and one land parcel comprising approximately 280 square feet and thirty acres, respectively, for approximately $34,300.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from April 1, 2005 through May 5, 2005, we funded earnouts on one tenant space for a total of $606 at one of our existing properties.

Critical Accounting Policies

General.  The following disclosure pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America (GAAP).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases),  and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of March 31, 2005, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and other improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available to us in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

Goodwill.  We have recorded goodwill as part of the merger.  These amounts are not amortized, per Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, but will be reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.

Impairment of Investment Properties.  We conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  Subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding five thousand dollars which were deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment property's classification as an asset to building and other improvements.  In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes.  We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy.  It is our judgment that when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

Building and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements and fifteen years for site improvements as a component of depreciation and amortization expense.  We treat tenant allowances as tenant improvements.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  Leasing costs are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  Loan fees are amortized on a straight-line basis over the life of the related loan as a component of interest expense.

On January 1, 2002, we adopted SFAS 141 and Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets.  The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001.  The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.  The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.  Intangible assets are amortized on a straight-line basis over the life of the agreement as a component of depreciation and amortization expense.

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

Valuation of Accounts and Rents Receivable.  We take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amount outstanding, payment history, and the financial strength of each tenant, which taken as a whole determine the valuation.  There is no assurance that assumptions made by us will be met.  Should the actual collection results differ from our judgment, the estimated allowance could be negatively affected and would be adjusted appropriately.  We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents.  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in the interim periods beginning after June 15, 2005.  We do not believe the adoption of SFAS 153 will have a material effect on our consolidated financial statements.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and all amendments to those reports) with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.ireic.com.  The information contained on our website, or other websites linked to our website, is not part of this document.  Shareholders wishing to communicate with the Board or any Committee can do so by writing to the attention of the Board or Committee c/o Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

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

The following table shows the debt maturing during the next five years and thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:*
Fixed rate debt	$2,186	$45,490	$92,162	$209,449	$347,273	$1,347,732	$2,044,292
Variable rate debt	5,000	29,338	173,903	31,575	4,400	-	244,216
	$7,186	$74,828	$266,065	$241,024	$351,673	$1,347,732	$2,288,508

Weighted average interest rate on maturing debt:
Fixed rate debt	6.82%	6.97%	5.68%	5.27%	5.11%
Variable rate debt	4.51%	4.73%	4.54%	4.75%	4.71%

*

The debt maturity does not include any premiums associated with debt assumed at acquisition of which $10,077, net of accumulated amortization, is outstanding as of March 31, 2005.

The principal balance of $244,216 or 10.7% of our mortgages and notes payable at March 31, 2005, have variable interest rates averaging 4.59%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.  Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $600 per year.

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

We paid off or refinanced all of our debt that matured during the first quarters of 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  As part of our financing strategy, we prepare packages that are forwarded to prospective lenders.  Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us.  We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing.  Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders.  We are confident we will obtain new long-term financing or pay off all debt that matures in 2005 in order to achieve our strategy objectives.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants.  The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.  As of March 31, 2005, we owned eighty-seven single-user triple-net leased properties.

Item 4.   Controls and Procedures

Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of March 31 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes to our internal controls over financial reporting during the first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Item No.	Description

3.2(c)

Amendment to the Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated March 23, 2005 (Included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.39

First Amendment to Transition Property Due Diligence Services Agreement dated February 24, 2005 (Included as Exhibit 99.1 to Form 8-K filed on February 28, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.40	Property Services Agreement dated February 24, 2005 (Included as Exhibit 99.2 to Form 8-K filed on February 28, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.41	Letter Agreement dated February 24, 2005 (Included as Exhibit 99.3 to Form 8-K filed on February 28, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.42	Independent Director Stock Option Plan (Included as Exhibit 99 to Form S-8 filed April 7, 2005 [File No. 333-123922] and incorporated herein by reference.)

10.43

Amended and Restated Share Repurchase Program of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to Form 8-K filed on March 3, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.44

Amended and Restated Distribution Reinvestment Program of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.2 to Form 8-K filed on March 3, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President, Chief Operating Officer, and Director (Principal Executive Officer)
Date:	May 6, 2005

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 6, 2005