Form 10-Q
period 2005-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2005-07-29
CIK 1070764

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X        No___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2 of the Act).          Yes      X        No___

As of July 27, 2005, there were 255,256,249 shares of common stock outstanding.

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

Risks of joint venture activities;

•

The competitive environment in which we operate and the supply of and demand for retail goods and services in our markets;

•

Financial risks, such as the inability to renew existing tenant leases or obtain debt or equity financing on favorable terms;

•

The level and volatility of interest rates, including the recent trend towards rising interest rates;

•

The increases in property and liability insurance costs;

•

Financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

•

The ability to maintain our status as a REIT for federal income tax purposes;

•

The effects of hurricanes and other natural disasters;

•

Environmental/safety requirements and costs;

•

Risks of acquiring real estate, including continued competition for new properties and the downward affect  on capitalization rates;

•

Risks of real estate development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; and

•

Other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2005.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

See accompanying notes to consolidated financial statements

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Unaudited)

(In thousands, except per share amounts)

Assets

	June 30,	December 31,
	2005	2004
Investment properties:
Land	$1,052,585	$1,032,083
Building and other improvements	3,040,561	2,980,998
Developments in progress	24,703	10,244
	4,117,849	4,023,325
Less accumulated depreciation	(290,298)	(230,931)
Net investment properties	3,827,551	3,792,394

Investment in unconsolidated joint venture	447	-
Cash and cash equivalents	73,220	99,540
Restricted escrows	23,285	22,238
Restricted cash	12,250	15,038
Investment in securities	12,879	12,390
Accounts and rents receivable (net of allowance
of $6,671 and $6,003, respectively)	53,406	56,847
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $146 and $0, respectively)	1,883	2,060
Acquired in-place lease intangibles (net of accumulated
amortization of $33,952 and $25,077, respectively)	166,048	168,370
Acquired above market lease intangibles (net of accumulated
amortization of $14,478 and $11,483, respectively)	47,514	49,802
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $10,239 and $8,822, respectively)	17,445	17,324
Other assets	9,667	5,897

Total assets	$4,298,352	$4,294,657

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(continued)

June 30, 2005 and December 31, 2004

(Unaudited)

(In thousands, except per share amounts)

Liabilities and Shareholders' Equity

	June 30,	December 31,
	2005	2004
Liabilities:
Accounts payable	$3,421	$6,328
Development payable	6,814	3,718
Accrued interest payable	6,276	5,874
Real estate taxes payable	21,320	4,154
Distributions payable	17,368	17,677
Security deposits	16,622	16,411
Mortgages payable	2,302,598	2,268,276
Prepaid rental and recovery income	9,825	8,871
Line of credit	-	25,000
Acquired below market lease intangibles (net of accumulated
amortization of $14,603 and $11,966, respectively)	36,547	38,956
Restricted cash liability	12,250	15,038
Other liabilities	5,143	4,302
Total liabilities	2,438,184	2,414,605

Minority interest in partnership	395	386

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 280,000 shares authorized,
254,582 and 251,311 issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	2,546	2,513
Additional paid-in capital	2,312,955	2,281,167
Accumulated distributions in excess of net income	(460,467)	(407,671)
Accumulated other comprehensive income	4,739	3,657
Total shareholders' equity	1,859,773	1,879,666

Total liabilities and shareholders' equity	$4,298,352	$4,294,657

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$98,281	$94,008	$197,330	$185,763
Tenant recovery income	21,468	20,318	44,370	42,622
Other property income	869	743	1,159	1,389

Total revenues	120,618	115,069	242,859	229,774

Expenses:
Property operating expenses	15,565	18,206	31,587	39,247
Real estate taxes	13,339	11,056	26,747	22,180
Depreciation and amortization	35,981	33,331	71,696	65,332
Advisor asset management fee	-	4,466	-	8,790
General and administrative expenses	2,208	1,782	4,496	3,560

Total expenses	67,093	68,841	134,526	139,109

Operating income	53,525	46,228	108,333	90,665

Other income	759	435	1,662	799
Interest expense	(29,332)	(27,194)	(58,444)	(53,753)

Net income available to common shareholders	24,952	19,469	51,551	37,711

Other comprehensive income:
Unrealized gain (loss) on investment securities
net of amounts realized	452	(101)	1,082	105

Comprehensive income	$25,404	$19,368	$52,633	$37,816

Net income available to common shareholders per
weighted average common shares - basic and diluted	$0.10	$0.09	$0.20	$0.17

Weighted average number of common shares
outstanding - basic and diluted	254,161	226,992	253,539	225,951

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders' Equity

For the Six Months Ended June 30, 2005

(Unaudited)

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	251,311	$2,513	$2,281,167	$(407,671)	$3,657	$1,879,666

Net income	-	-	-	51,551	-	51,551

Unrealized gain on investment securities	-	-	-	-	1,082	1,082

Distributions declared	-	-	-	(104,347)	-	(104,347)

Proceeds from distribution reinvestment program (DRP) and exercise of stock options	5,583	56	55,022	-	-	55,078

Share Repurchase Program (SRP)	(2,312)	(23)	(23,234)	-	-	(23,257)

Balance at June 30, 2005	254,582	$2,546	$2,312,955	$(460,467)	$4,739	$1,859,773

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$51,551	$37,711
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,696	65,332
Amortization of deferred financing costs	1,687	1,517
Amortization of premium on debt assumed	(699)	(995)
Gain on sale of investment property	(220)	-
Gain on sale of investment securities	(26)	(17)
Straight line rental income, net of increase in
allowance of $159 and $0, respectively	(5,240)	(4,733)
Amortization of above and below market lease intangibles	358	90
Changes in assets and liabilities:
Accounts and rents receivable, net of increase in
allowance of $508 and $1,668, respectively	8,681	(3,341)
Other assets	1,380	2,915
Accounts payable	(2,939)	813
Accrued interest payable	402	595
Real estate taxes payable	17,166	14,929
Security deposits	211	815
Prepaid rental and recovery income	954	1,727
Other liabilities	2,239	4,484
Net cash provided by operating activities	$147,201	$121,842

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(24)	$-
Restricted escrows	(1,047)	9,850
Purchase of investment securities, net of (decrease) increase
in margin account of $(1,398) and $1,938, respectively	(2,060)	(2,047)
Proceeds from sale of investment securities	1,281	1,752
Purchase of investment properties and development activities, net	(109,957)	(238,759)
Undistributed loss (income) due minority joint venture partner	9	(30)
Rental income under master leases	2,345	4,090
Payment of leasing fees	(860)	(918)
Proceeds from sale of investment properties	1,008	-
Net cash used in investing activities	$(109,305)	$(226,062)

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC

Consolidated Statements of Cash Flows

(continued)

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from financing activities:
Proceeds from DRP and exercise of stock options	$55,078	$48,036
Repurchase of shares	(23,257)	(8,605)
Payment of offering costs	-	(141)
Proceeds from issuance of debt	47,060	213,815
Proceeds from unsecured line of credit	-	25,000
Principal payments of debt-balloon	(10,574)	(9,772)
Principal payments of debt-amortization	(1,465)	(2,096)
Principal payments of note payable	-	(6,700)
Payoff of unsecured line of credit	(25,000)	(39,000)
Payment of loan fees and deposits	(1,401)	(985)
Distributions paid	(104,657)	(93,521)
Net cash (used in) provided by financing activities	$(64,216)	$126,031

Net (decrease) increase in cash and cash equivalents	(26,320)	21,811

Cash and cash equivalents, at beginning of period	99,540	96,424

Cash and cash equivalents, at end of period	$73,220	$118,235

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $236 and $79 capitalized, respectively	$56,356	$51,641

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties and development activities, net	$(107,512)	$(242,390)
Assumption of debt	-	6,393
Sale of investment property to unconsolidated joint venture	(5,541)	-
Net change in development payable	3,096	(2,762)
Cash used to purchase investment properties	$(109,957)	$(238,759)

Investment in unconsolidated joint venture:
Note receivable - short term financing	$3,560	$-
Other assets	1,590	-
Sale of investment property to unconsolidated joint venture	391	-
Accounts payable	(33)	-
Capitalization of advisor fee	33	-
Sale of investment property to unconsolidated joint venture	$5,541	$-

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

1.  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (IRRETI) was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers.  We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina.  We have also acquired properties in twenty-one other states including single-user retail properties in locations throughout the United States.

On December 29, 2004, we acquired four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which provided business management, advisory and property management services to us.  As a result of the merger, our consolidated financial statements include the acquired companies' assets and liabilities effective on December 29, 2004 and results of operations beginning on January 1, 2005.

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Investment in securities at June 30, 2005 consist principally of stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  No stocks are considered impaired as of June 30, 2005.  Additionally, we have purchased securities through a margin account.  As of June 30, 2005 and December 31, 2004, we have recorded a payable of $671 and $2,069, respectively, for securities purchased on margin which are included as a component of other liabilities.  During the three months ended June 30, 2005 and 2004, we realized net gains of $20 and $10, respectively, on the sale of investment securities.  During the six months ended June 30, 2005 and 2004, we realized net gains of $26 and $17, respectively, on the sale of investment securities.  Of the investment securities held on June 30, 2005 and December 31, 2004, we have accumulated other comprehensive income of $4,739 and $3,657, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $6,814 and $3,718 at June 30, 2005 and December 31, 2004, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  In our judgment no provision for asset impairment was considered necessary for the six months ended June 30, 2005 and 2004.

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  For the six months ended June 30, 2005, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $9,685, $1,323 and $1,185, respectively.

Amortization pertaining to the above market lease costs was applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the three months ended June 30, 2005 and 2004 was $1,932 and $1,756, respectively.  Amortization pertaining to the above market lease costs for the six months ended June 30, 2005 and 2004 was $3,597 and $3,422, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the three months ended June 30, 2005 and 2004 was $1,566 and $1,682, respectively.  Amortization pertaining to the below market lease costs for the six months ended June 30, 2005 and 2004 was $3,595 and $3,333, respectively.  We incurred amortization, included as a component of depreciation and amortization expense, pertaining to acquired in-place lease intangibles of $5,571 and $4,641 for the three months ended June 30, 2005 and 2004, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $11,015 and $8,831 for the six months ended June 30, 2005 and 2004, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write offs for the above market lease intangibles of $109 and none were recorded as a reduction of rental income for the three and six month periods ended June 30, 2005 and 2004, respectively.  Write offs of below market lease intangibles of $37 and none were recorded as an increase in rental income for the three months ended June 30, 2005 and 2004, respectively.  Write offs of below market lease intangibles of $489 and none were recorded as an increase to rental income for the six months ended June 30, 2005 and 2004, respectively.  In addition, we incurred write offs pertaining to acquired in-place lease intangibles of $730 and none for the three months ended June 30, 2005 and 2004, respectively.  We incurred write offs pertaining to acquired in-place lease intangibles of $1,332 and none for the six months ended June 30, 2005 and 2004, respectively.

Depreciation expense is computed using the straight-line method.  Building and other improvements are depreciated based upon estimated useful lives of thirty years for building and improvements and fifteen years for site improvements as a component of depreciation and amortization expense.  We treat tenant allowances as tenant improvements.  Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

Intangible assets relating to employment agreements are amortized over three years.  Unamortized balances are written off upon the employee's termination of their employment.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,772 and $5,263 as of June 30, 2005 and December 31, 2004, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($899 and $740 as of June 30, 2005 and December 31, 2004, respectively).  The straight-line rent receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114, (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Based on our judgment, no notes receivable were impaired as of June 30, 2005 (of which $2,648 is included in developments in progress and $3,560 is included in other assets) and December 31, 2004 (of which $3,176 is included in developments in progress).

2.  Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, all wholly owned subsidiaries, consolidated and unconsolidated joint venture investments, and the accounts of Inland Retail Real Estate Limited Partnership (IRRELP), our operating partnership.  Wholly owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships or other entities for which separate financial records are maintained.  The effects of all significant inter-company transactions have been eliminated.

We have a 98.97% ownership interest in, and are the controlling member of the LLC which owns Birkdale Village.  Crosland/Pappas Birkdale Holdings, LLC (Crosland), which has a 1.03% ownership interest, is the minority member.  Crosland's share of the investment in the property is reflected as minority interest in the accompanying Consolidated Financial Statements.

We have a 20% ownership interest in and are a non-controlling member of Inland-SAU Retail Fund LLC, which is not a variable interest entity.  We account for our investment in this venture using the equity method of accounting.  Our investment is included in the investment in unconsolidated joint venture in the Consolidated Financial Statements.  See Note 7 in our accompanying Consolidated Financial Statements for further discussion.

3. Related Party Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Robert D. Parks is our Chairman, serves on our Board of Directors and is also a shareholder.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team.  Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

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

The costs of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three months ended June 30, 2005 and 2004, we incurred $729 and $860, respectively, for all the services above.  During the six months ended June 30, 2005 and 2004, we incurred $1,368 and $1,432, respectively.  Of these services $497 and $953 remain unpaid as of June 30, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement.  This new agreement is for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $109 and $97 for the three months ended June 30, 2005 and 2004, respectively.  These same fees totaled $217 and $198 for the six months ended June 30, 2005 and 2004, respectively.  No amounts remain unpaid at June 30, 2005 and December 31, 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $27 and $43 for the three months ended June 30, 2005 and 2004, respectively.  These same fees totaled $52 and $59 for the six months ended June 30, 2005 and 2004, respectively.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended June 30, 2005 and 2004, we paid loan fees totaling $15 and $227, respectively.  During the six months ended June 30, 2005 and 2004, we paid loan fees totaling $111 and $479, respectively.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

Metropolitan Construction provides construction services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended June 30, 2005 and 2004 we paid $1,558 and $1,427, respectively, for these services.  During the six months ended June 30, 2005 and 2004 we paid $3,213 and $2,693, respectively, for these services.

In May, 2005, Midwest Equities, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300 and we paid approximately $50 for the three and six months ended June 30, 2005.

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three months ended June 30, 2005 and 2004 we incurred none and $4,466, respectively, of asset management fees.  For the six months ended June 30, 2005 and 2004, we incurred none and $8,790, respectively, of asset management fees.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

Also prior to the merger, the property management companies were owned principally by individuals who were affiliated with our former advisor.  The property management companies were entitled to receive property management fees totaling 4.5% of gross operating income for management and leasing services.  As a result of the merger, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the three and six months ended June 30, 2005.  For the three and six months ended June 30, 2004, we incurred $5,047 and  $10,152 in property management fees which are included in property operating expenses.

4.  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of June 30, 2005, two thousand five hundred fifty options were exercised.  As of June 30, 2005 and December 31, 2004, options to acquire seventeen thousand four hundred and fifty and twenty thousand shares of common stock were outstanding, respectively.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, had the right to purchase soliciting dealer warrants which were re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

of each offering.  As of June 30, 2005 and 2004, 8,551 had been issued, of which 547 have expired as of June 30, 2005.  At June 30, 2005, no warrants had been exercised.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $20,362 and $18,017 as of June 30, 2005 and December 31, 2004, respectively.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,676 and $2,494 for the three months ended June 30, 2005 and 2004, respectively, and $5,399 and $4,733 for the six months ended June 30, 2005 and 2004, respectively.  The related accounts and rents receivable, net of allowance, as of June 30, 2005 and December 31, 2004 were $26,416 and $21,524, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.  Mortgages and Note Payable

For the six months ended June 30, 2005, we closed on mortgage debt with a principal amount of $35,021, net of mortgage debt repaid.  The average interest rate on loans outstanding for the first six months of 2005 was approximately 5.03%.

We have negotiated a renewal of the line of credit, which matured on May 7, 2005.  The amount of the renewed line of credit is $100,000 with an accordion feature of up to $250,000, none of which was outstanding at June 30, 2005.  The line of credit is for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants.  We were in compliance with these covenants as of and for the period ending June 30, 2005.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

The following table shows the debt maturing during the next five years and thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:
Fixed rate debt *	$1,481	$45,490	$92,162	$209,449	$347,273	$1,352,792	$2,048,647
Variable rate debt	5,000	29,338	173,903	31,575	4,400	-	244,216
	$6,481	$74,828	$266,065	$241,024	$351,673	$1,352,792	$2,292,863

Weighted average interest rate on maturing debt:
Fixed rate debt	6.82%	6.97%	5.68%	5.27%	5.11%
Variable rate debt	4.29%	4.34%	4.10%	4.34%	4.49%

*

The debt maturity does not include any premiums associated with debt assumed at acquisition of which $9,735, net of accumulated amortization, is outstanding as of June 30, 2005.

The principal balance of $244,216 or 10.7% of our mortgages and notes payable at June 30, 2005 have variable interest rates with a weighted average rate of 4.17%.

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

We paid off or refinanced all of the debt that matured during the first six months of 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2005.

7. Investment in Unconsolidated Joint Venture

On May 13, 2005, we entered into a joint venture arrangement with Special Account-U L.P., an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor (SAU). Under the joint venture arrangement, SAU will contribute 80% of the equity and we will contribute 20% of the equity to a newly formed company, Inland-SAU Retail Fund, L.L.C (JV), up to a total of approximately $156,000 in equity contributions.  Funds contributed to the joint venture will be used primarily to acquire properties located in our target markets that satisfy certain parameters (unless waived by the parties), in addition to our current acquisition underwriting guidelines.   Under the agreement, we are entitled to earn various fees for acquisition, asset management, and property management, which we believe are at market rates.  If we intend to acquire properties that meet the investment criteria outlined in the JV agreement, we must first offer the opportunity to acquire such properties to the JV before acquiring the properties for our own portfolio. The agreement also allows for either of the JV partners to offer to buy out the other partner’s interests in the JV after the second anniversary date of the agreement.  We can exercise an option, anytime prior to the second anniversary date of the agreement, to offer to buy out SAU’s interest if the JV is unable to reach unanimous agreement as to any major decisions, including decisions regarding acquisition of properties by the JV.  All major decisions require the approval of both JV partners and as such we account for our investment using the equity method of accounting.

On June 30, 2005, the JV acquired its first property (Oakland Market Place) via a sale from us.  We acquired this property on March 15, 2005, with the intent of the JV owning the property.  As part of the acquisition, we provided the interim financing on the property and received a note from the JV for approximately 65% of the value of the property (which is included in other assets on our accompanying Consolidated Balance Sheets as of June 30, 2005).  We also have an

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

outstanding receivable from the JV for the excess of the value of the property over our initial contribution of 20% equity of the property (which receivable is included as part of other assets on our accompanying Consolidated Balance Sheets as of June 30, 2005 and was received on July 27, 2005).  No distributions were received as of June 30, 2005.  The operations of this sold property are not recorded as discontinued operations due to our continuing involvement with the property.

As part of the acquisition of this property by the JV, we earned an acquisition fee equal to one-half of one percent of the gross purchase price of the property.  This amount is recorded in other income, net of the 20% equity contribution made by us to the JV.  The JV will acquire additional assets using leverage consistent with its existing business plan to achieve its investment objectives.

In addition to the JV agreement, we also entered into a contract with Silver Portal Capital LLC (Silver Portal) to provide financial advisory and investment banking services related to this JV.  We will pay Silver Portal a fee based on 2% of the capital contributed by SAU.  This fee is earned pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the JV partners sells their ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture and will be amortized to expense over their respective lives according to the terms of the agreement.

8.  Recent Developments

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

On March 16, 2005, an office building located in Holmes Beach, Florida was sold for approximately $830 and was not reflected as discontinued operations on the Consolidated Financial Statements due to its immateriality.  A gain of $220 was recognized and is included in other income in the accompanying Consolidated Financial Statements.

On April 7, 2005, we registered 75 shares of common stock to be issued pursuant to the terms and conditions of the Independent Director Stock Option Plan.

On April 19, 2005 and May 20, 2005, Michael S. Rosenthal, an Independent Director, elected to exercise his options to purchase two thousand two hundred and fifty shares and three hundred shares of common stock, respectively, at an exercise price of $9.05 per share.

On May 13, 2005, our Board of Directors appointed Mr. McGuinness as our Chief Operating Officer, a position that was previously held by Barry L. Lazarus, our President and Chief Executive officer.  We have an oral employment agreement with Mr. McGuinness under which he agrees to serve as our Chief Operating Officer.  Mr. McGuinness will provide ten to fifteen hours of service to us per week, plus additional time as required by us, in exchange for an annual salary of $50.  Mr. McGuinness continues to provide services for certain affiliates of The Inland Group.

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

Since all of our properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties are reported as one operating segment.

10.  Earnings per Share

Basic earnings per share (EPS) are computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS are computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2005 and December 31, 2004, options to purchase 17 and 20 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Under the merger agreement, 19,700 shares are held in escrow with a portion to be released on the first anniversary of the merger closing date and the balance to be released on the 540th day after the merger closing date of December 29, 2004, subject in both cases to any pending claims of ours for indemnification under the merger agreement.  The shares held in escrow are included in the basic and diluted weighted average number of common shares.

As of June 30, 2005 and December 31, 2004, warrants to purchase 8,004 shares of common stock at a price of $12.00 per share were outstanding.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the estimated fair market value price of common shares.

11.  Commitments and Contingencies

During the six months ended June 30, 2005, we were at various stages in the development and redevelopment of sixteen projects.  Certain of our development projects are structured in conjunction with other developers.  When we engage in these projects, we concurrently enter into a co-development agreement with an unrelated developer to oversee the project, including supervision of the general contractor and leasing activities.  We only enter into these types of projects when at least one anchor tenant's lease is signed, at which time we acquire the land.  Under the co-development agreement, the developer is entitled to a base fee generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.

For those projects which we solely develop, we generally attempt to place as many tenants as possible under lease before we acquire the land.  This reduces the risk associated with development.  However, in certain circumstances, particularly if we believe land can be purchased at a favorable price, we may close on the land and develop the property at a later date.  Prior to closing on any property we confirm that appropriate zoning exists, that utilities are or will be available to the site and that soil conditions allow for the construction of our intended development.

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $40,000 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

During 2004 and 2003, we agreed to fund a total of seven notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers, of which two remain outstanding at June 30, 2005.  The remaining notes maintain a stated interest rate of 9% per annum and mature on dates ranging from July, 2005 through September, 2007.  Each note requires monthly interest payments with the entire principal balance due at maturity.  The combined notes receivable balance at June 30, 2005 and December 31, 2004 was $2,648 and $3,176, respectively, and is included in developments in progress on our accompanying Consolidated Balance Sheets.  Interest received on these notes is applied as a reduction to our final costs.  These receivables are expected to be repaid at the time each earnout is funded.

12.  Subsequent Events

We paid distributions of $17,368 to our shareholders on July 7, 2005.  We declared distributions of $17,800 to our shareholders in July 2005, to be paid on August 7, 2005.

From the period beginning July 1, 2005 through July 27, 2005, we purchased one property comprising approximately 90 square feet, for approximately $16,200.

On July 27, 2005, we collected from the JV the outstanding receivable of $1,590 for the excess of our initial contribution over our equity ownership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Inland Retail Real Estate Trust, Inc. is a self-administered and self-managed real estate investment trust (REIT) primarily focused on acquiring, managing and developing neighborhood and community shopping centers in the eastern United States.  As of June 30, 2005, we owned a total of 282 properties containing approximately 34,000 square feet.  Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services.  Some of our national tenants include Publix Supermarkets, Wal-Mart, Lowe's Home Improvement Centers, Kohl's Department Stores, Home Depot, PetSmart, CVS Pharmacy, Best Buy, Marshall's, TJ Maxx, Michael's Stores and Barnes and Noble.

All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts and number of properties.

During the six months ended June 30, 2005, we invested $108,950, net of properties sold, in the purchase of investment properties.  We also raised $31,821 in investor proceeds through our dividend reinvestment program (DRP) and the exercise of stock options, which is net of our share repurchase program (SRP), and $10,021 in financing proceeds, which is net of debt repaid.  Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Current shareholders can reinvest their distributions via our DRP.  Approximately 53% of our monthly distributions to shareholders are being reinvested through the DRP.  On an annual basis, the total we expect to receive from the DRP at the current rate of reinvestment is approximately $111,000.

Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development and redevelopment and management of neighborhood and community shopping centers, as well as joint venture partnerships.  Our properties are predominantly in Florida, Georgia, North Carolina and South Carolina.  We also have a presence in twenty-one other states, including triple-net leased properties throughout the United States.  We actively manage our assets by leasing and releasing space at what we believe to be favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

The retail sector of the real estate industry has recently performed well, buoyed by an improving economy, strong consumer spending and relatively low interest rates.  The International Council of Shopping Centers reported, in June 2005, that same store sales increased significantly over that of a year ago.  This trend was broad based with increases reported by chain stores, wholesale clubs and department stores ranging from 5.3% to 6.6%.  Further, because retail activity generally increases during the summer months, this trend is expected to continue in the near future.

Our portfolio consists mainly of supermarkets, drugstores, and discount stores offering day-to-day necessities, which increase traffic flow to our centers and provides support to our smaller shop tenants.  Accordingly, during periods of adverse economic conditions we expect our tenants to maintain more consistent sales performance than those not catering to basic consumer needs.  A significant portion of our centers are made up of the leading grocery store or anchor tenants within their markets.  Our acquisition strategy continues to focus on a well located, geographically diverse group of properties that will allow us to maintain our competitive position.

Retailers continuously evaluate their position in the market place.  Those companies that enjoy successful initial growth or continued operations seek to expand their business, while those experiencing slowing or negative profitability seek to consolidate operations or discontinue some or all of their business.  To accommodate those tenants who are expanding, we are actively developing new properties and redeveloping shopping centers which we currently own.  As tenants vacate their space, we attempt to re-lease that space, as quickly as possible, at the most favorable rental rates.  We use this strategy to either maximize profitability or minimize losses as a means of achieving financial growth.

We have further opportunities to grow and improve performance through our joint venture, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us.  We will continue to attempt to avail ourselves of these opportunities to fulfill our acquisition strategy, which may include the purchase of an existing portfolio of properties and additional joint ventures.  It is our experience that including development projects in our portfolio enhances the return to shareholders, as the cost of completion is generally less than the cost to acquire a similar property in the marketplace.

Results of Operations

Comparison of the three months ended June 30, 2005 to June 30, 2004.  The table below represents selected operating information for our total portfolio of 282 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of June 30, 2005.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2005 and June 30, 2004.

	Total Portfolio				Same Store Portfolio
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Revenues:
Rental income	$98,281	$94,008	$4,273	4.5%	$92,335	$91,024	$1,311	1.4%
Tenant recovery income	21,468	20,318	1,150	5.7	20,093	19,448	645	3.3
Other property income	869	743	126	17.0	745	785	(40)	(5.1)
Total revenues	120,618	115,069	5,549	4.8	113,173	111,257	1,916	1.7

Expenses:
Property operating expenses	15,565	18,206	(2,641)	(14.5)	12,440	17,235	(4,795)	(27.8)
Real estate taxes	13,339	11,056	2,283	20.6	12,620	10,725	1,895	17.7
Depreciation and amortization	35,981	33,331	2,650	8.0	32,526	31,928	598	1.9
Advisor asset management fee	-	4,466	(4,466)	(100.0)	-	-	-	-
General and
administrative expenses	2,208	1,782	426	23.9	-	-	-	-
Total expenses	67,093	68,841	(1,748)	(2.5)	57,586	59,888	(2,302)	(3.8)

Operating income	53,525	46,228	7,297	15.8	55,587	51,369	4,218	8.2

Other income	759	435	324	74.5	-	-	-	-
Interest expense	(29,332)	(27,194)	(2,138)	7.9	(27,674)	(26,285)	(1,389)	5.3

Net income available to
common shareholders	$24,952	$19,469	$5,483	28.2%	$27,913	$25,084	$2,829	11.3%

Rental income.  Rental income for the total portfolio increased $4,273 or 4.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is primarily due to a full quarter of rental income in 2005 for the twelve properties acquired between April 1, 2004 and March 31, 2005 and a partial quarter of rental income for the seven properties acquired during the three months ended June 30, 2005 resulting in additional rental income of approximately $2,960.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $1,920.  Increases in termination fee income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $74 and percentage rental income of $135, were offset by decreases in rental income of approximately $400 as a result of tenant bankruptcies at four properties.

Rental income for the same store portfolio increased $1,311 or 1.4% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is primarily due to a full quarter of rental income in 2005 for the fourteen earnouts acquired between April 1, 2004 and March 31, 2005 and a partial quarter of rental income for the seven earnouts acquired during the three months ended June 30, 2005.  Also, increased occupancy due to the completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $1,920 when combined with the increase due to earnouts.  Increases in termination fee income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $68 and percentage rental income of $125, were offset by decreases in rental income of approximately $400 as a result of tenant bankruptcies at four properties.

Tenant recovery income. Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $1,150 or 5.7% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is primarily due to an increase in real estate tax expenses and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in insurance expense as a result of a negotiated reduction in insurance premiums.

Tenant recovery income for the same store portfolio increased $645 or 3.3% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 primarily due to an increase in the related property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, that are recoverable from our tenants.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses and which are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $2,641 or 14.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 primarily due to a decrease in property management fees.  As a result of the merger on December 29, 2004, property management fees, which are no longer incurred, decreased $5,047 offset by an increase of approximately $1,480 of corporate property management salaries and operating expenses.

Property operating expenses for the same store portfolio decreased $4,795 or 27.8% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 primarily as a result of a decrease in property management fees of $4,878 as described above.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $2,283 or 20.6% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is due to 282 properties owned and operated for the three months ended June 30, 2005 compared to 271 properties for the three months ended June 30, 2004, increased assessed values and real estate tax rates, as well as properties where we pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $1,895 or 17.7% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is primarily a result of increased assessed values and real estate tax rates, as well as properties where we pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $2,650 or 8.0% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is due to a full quarter of depreciation and amortization in 2005 for the twelve properties and sixteen earnouts acquired between April 1, 2004 and March 31, 2005 and a partial quarter of depreciation and amortization expense for the seven properties and seven earnouts acquired during the three months ended June 30, 2005.  Also, additional expenses of $897 were incurred for early lease terminations primarily due to the write off of in-place lease intangibles and tenant improvements of $853.

Depreciation and amortization expense for the same store portfolio increased $598 or 1.9% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  This increase is due to a full quarter of depreciation and amortization in 2005 for fourteen earnouts acquired between April 1, 2004 and March 31, 2005 and a partial quarter of depreciation and amortization expense on the seven earnouts acquired during the three months ended June 30, 2005.  Also, additional expenses of $301 were incurred for early lease terminations, primarily due to the write off of in-place lease intangibles and tenant improvements of $256.

Advisor asset management fee.  Advisor asset management fee was $4,466 for the three months ended June 30, 2004.  On December 29, 2004, we merged with our advisor and we subsequently no longer incur the advisor asset management fee.

General and administrative expenses.  General and administrative expenses increased $426 or 23.9% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  Professional fees decreased $42 due to a decrease in legal fees.  Salaries expense increased $330, offset by a decrease in temporary staffing costs of $9.

Other income.  Other income increased $324 of 74.5% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, primarily due to an increase in interest earned on short-term investments due to increases in interest rates.

Interest expense.  Interest expense for the total portfolio increased $2,138 or 7.9% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 primarily due to a full three months of interest of approximately $1,600 on mortgages payable of $188,883 financed between the April 1, 2004 and March 31, 2005.  The increase in the weighted average interest rate on our variable rate mortgages payable has also resulted in an increase in interest expense for the three months ended June 30, 2005 of approximately $1,000.  Amortization of loan fees and premiums increased approximately $300 for the three months ended June 30, 2005 as a result of the additional loan fees incurred related to the financings in 2004 and 2005.  These increases are offset by a decrease in interest expense of approximately $450 on the line of credit of which none and $50,000 were outstanding at June 30, 2005 and 2004, respectively.

Interest expense for the same store portfolio increased $1,389 or 5.3% for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 primarily due to a full three months of interest of approximately $540 on mortgages payable of $73,475 financed between April 1, 2004 and March 31, 2005.  The increase in the weighted average interest rate on our variable mortgages payable resulted in an increase in interest expense for the three months ended June 30, 2005 of approximately $1,000.

Comparison of the six months ended June 30, 2005 to June 30, 2004.  The table below represents selected operating information for our total portfolio of 282 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of June 30, 2005.  The properties in the same store portfolio were owned for the entire six month periods ended June 30, 2005 and June 30, 2004.

	Total Portfolio				Same Store Portfolio
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Revenues:
Rental income	$197,330	$185,763	$11,567	6.2%	$186,002	$181,480	$4,522	2.5%
Tenant recovery income	44,370	42,622	1,748	4.1	41,745	41,571	174	0.4
Other property income	1,159	1,389	(230)	(16.6)	1,013	1,381	(368)	(26.6)
Total revenues	242,859	229,774	13,085	5.7	228,760	224,432	4,328	1.9

Expenses:
Property operating expenses	31,587	39,247	(7,660)	(19.5)	25,794	37,513	(11,719)	(31.2)
Real estate taxes	26,747	22,180	4,567	20.6	25,422	21,722	3,700	17.0
Depreciation and amortization	71,696	65,332	6,364	9.7	65,556	63,516	2,040	3.2
Advisor asset management fee	-	8,790	(8,790)	(100.0)	-	-	-	-
General and
administrative expenses	4,496	3,560	936	26.3	-	-	-	-
Total expenses	134,526	139,109	(4,583)	(3.3)	116,772	122,751	(5,979)	(4.9)

Operating income	108,333	90,665	17,668	19.5	111,988	101,681	10,307	10.1

Other income	1,662	799	863	108.0	-	-	-	-
Interest expense	(58,444)	(53,753)	(4,691)	8.7	(55,531)	(52,153)	(3,378)	6.5

Net income available to
common shareholders	$51,551	$37,711	$13,840	36.7%	$56,457	$49,528	$6,929	14.0%

Rental income.  Rental income for the total portfolio increased $11,567 or 6.2% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is primarily due to a full six months of rental income in 2005 for the eighteen properties acquired between January 1, 2004 and December 31, 2004 and a partial six months of rental income for the eight acquisitions acquired during the six months ended June 30, 2005 resulting in additional rental income of approximately $7,050.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $3,710.  Increases in termination fee income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $177 and percentage rental income of $459, were offset by decreases in rental income of approximately $800 as a result of tenant bankruptcies at four properties.

Rental income for the same store portfolio increased $4,522 or 2.5% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is primarily due to a full six months of rental income in 2005 for the twenty-two earnouts acquired between January 1, 2004 and December 31, 2004 and a partial six months of rental income on eight earnouts acquired during the six months ended June 30, 2005.  Also, increased occupancy due to the completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $3,710 when combined with the increase due to earnouts.  Increases in termination fee income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $170 and percentage rental income of $375, were offset by decreases in rental income of approximately $800 as a result of tenant bankruptcies at four properties.

Tenant recovery income. Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $1,748 or 4.1% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is primarily due to an increase in real estate tax expenses and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in the insurance expense as a result of a negotiated reduction in insurance premiums.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses and which are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $7,660 or 19.5% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 primarily due to a decrease in property management fees.  As a result of the merger on December 29, 2004, property management fees, which are no longer incurred, decreased $10,152 offset by approximately $3,000 of corporate property management salaries and operating expenses.

Property operating expenses for the same store portfolio decreased $11,719 or 31.2% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 primarily as a result of a decrease in property management fees of $9,924 as described above and a decrease in property operating expenses for single user properties that are vacant.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $4,567 or 20.6% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is due to 282 properties owned and operated for the six months ended June 30, 2005 compared to 271 properties for the six months ended June 30, 2004, increased assessed values and real estate tax rates, as well as properties where we pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $3,700 or 17.0% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is primarily a result of increased assessed values and real estate tax rates, as well as properties where we pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $6,364 or 9.7% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is due to a full six months of depreciation and amortization in 2005 for the eighteen properties and twenty-four earnouts acquired between January 1, 2004 and December 31, 2004 and a partial six months of depreciation and amortization expense for the eight properties and eight earnouts acquired during the six months ended June 30, 2005.  Also, additional expenses of $1,845 were incurred for early lease terminations primarily due to the change in the estimated useful life of in-place lease intangibles and tenant improvements of $1,695.

Depreciation and amortization expense for the same store portfolio increased $2,040 or 3.2% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  This increase is due to a full six months of depreciation and amortization in 2005 for the twenty-two earnouts acquired between January 1, 2004 and December 31, 2004 and a partial six months of depreciation and amortization expense on eight earnouts acquired during the six months ended June 30, 2005.  Also, additional expenses of $1,142 were incurred for early lease terminations, primarily due to the change in the estimated useful life of in-place lease intangibles and tenant improvements of $992.

Advisor asset management fee.  Advisor asset management fee was $8,790 for the six months ended June 30, 2004.  On December 29, 2004, we merged with our advisor and we subsequently no longer incur the advisor asset management fee.

General and administrative expenses.  General and administrative expenses increased $936 or 26.3% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  Professional fees increased $377 due to increased legal fees.  Salaries expense increased $863, offset by a decrease in temporary staffing costs of $167.  Acquisition costs for the six months ended June 30, 2005 decreased $333 as a result of fewer acquisitions and fewer dead deal costs in 2005.

Other income.  Other income increased $863 or 108.0% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to an increase in interest earned on short-term investments due to increases in interest rates.  Also included in other income for the six months ended June 30, 2005 is a gain from the sale of an office complex in Holmes Beach, Florida of $220.

Interest expense.  Interest expense for the total portfolio increased $4,691 or 8.7% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 primarily due to additional interest expense of approximately $510 on mortgages payable of $36,060 financed during 2005 and a full six months of interest expense in 2005 of approximately $3,500 on mortgages payable of $268,822 financed during 2004.  The increase in the weighted average interest rate on our variable rate mortgages payable has also resulted in an increase in interest expense for the six months ended June 30, 2005 of approximately $1,800. Amortization of loan fees and premiums increased approximately $470 for the six months ended June 30, 2005 as a result of the additional loan fees incurred related to the financings in 2004 and 2005.  These increases are offset by a decrease in the interest expense of approximately $1,060 on the line of credit of which none and $50,000 were outstanding at June 30, 2005 and 2004, respectively.

Interest expense for the same store portfolio increased $3,378 or 6.5% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004 primarily due to a full six months of interest expense in 2005 of $1,800 on mortgages payable of $174,630 financed during 2004. The increase in the weighted average interest rate on our variable rate mortgages payable has also resulted in an increase in interest expense for the six months ended June 30, 2005 of approximately $1,800.

Historical Cash Flows

Cash Flows from Operating Activities.  Cash provided by operating activities was $147,201 and $121,842 for the six months ended June 30, 2005 and 2004, respectively.  The increase in net cash provided by operating activities is due to the additional rental revenues and income generated from the operations of 282 properties (which includes eleven additional properties, net of one property sold) owned during the six months ended June 30, 2005, compared to 271 properties owned during the six months ended June 30, 2004.  In addition, space covered by earnout agreements were completed between June 30, 2004 and 2005 resulting in increases in rental income and operating income.

Cash Flows from Investing Activities.  Cash used in investing activities was $109,305 and $226,062 for the six months ended June 30, 2005 and 2004, respectively.  The cash flows used in investing activities were primarily for the acquisition of eight properties, four land parcels and eight earnouts during the six months ended June 30, 2005 and thirteen properties and eighteen earnouts during the six months ended June 30, 2004.

Our investment in securities at June 30, 2005 and December 31, 2004 consists primarily of equity investments in various REITs and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities during the six months ended June 30, 2005 in the amount of $662, sold investment securities in the amount of $1,281 and decreased our margin account by $1,398.  We purchased investment securities during the six months ended June 30, 2004 in the amount of $3,985, sold investment securities in the amount of $1,752 and increased our margin account by $1,938.

In 2005, we will incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid related to the projects in progress at June 30, 2005 are approximately $67,000, the majority of which we intend to spend over the next eighteen months.

Cash Flows from Financing Activities.  Cash (used in) provided by financing activities was $(64,216) and $126,031 for the six months ended June 30, 2005 and 2004, respectively.  We generated proceeds through the DRP, net of offering costs and the SRP, of $31,821 and $39,290 for the six months ended June 30, 2005 and 2004, respectively.  We also generated $47,060 and $213,815 from the issuance of new notes, for which mortgages were secured by four and twenty-two of our properties for the six months ended June 30, 2005 and 2004, respectively.  Distributions paid increased as a result of the increase in the outstanding shares of our common stock.  We also used $37,039 and $57,568 for the principal reduction of mortgages secured by our properties and the line of credit for the six months ended June 30, 2005 and 2004, respectively.

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

We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing, of approximately $62,000.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.

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

Liquidity.  We worked with three financial institutions to obtain a $200,000 unsecured line of credit which was renewed on May 7, 2004, in the amount of $100,000.  On May 7, 2005, we renewed the line of credit in the amount of $100,000 of which none was outstanding at June 30, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending June 30, 2005.  This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

Shareholder Liquidity.  The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.

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

The following table outlines the stock repurchases made during the second quarter ended June 30, 2005:

			Total Number of
			Shares Purchased as	Maximum Number of
Total Number			Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Apr 1, 2005 - Apr 30, 2005	678	$10.25	678	3,338
May 1, 2005 - May 31, 2005	727	10.25	727	2,611
Jun 1, 2005 - Jun 30, 2005	360	10.25	360	2,251
Total	1,765		1,765

(1)

For 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program equal to two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2004. The share limit for 2005 is 4,563.

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

Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties.  Earnouts represent portions of a property that were not rent producing at the time we acquired the original property.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Our potential purchase obligations are approximately $116,000 as of June 30, 2005.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings, draws on restricted reserves and anticipated DRP proceeds.

As of July 27, 2005, we are considering the acquisition of approximately thirteen additional properties for approximately $88,900, of which one or more of these properties may be sold to the JV.  There can be no assurance that we will acquire these properties.  These acquisitions have been approved by our Board of Directors.  We are currently in the process of obtaining financing on existing or pending properties of approximately $62,000.  As a result of the intended financings, available line of credit, funds from our joint venture, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

The DRP, subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us.

Effective April 7, 2005, we increased the price we would acquire shares under the DRP to $10.25 per share.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$24,952	$19,469	$51,551	$37,711
Depreciation and amortization
related to investment properties	35,860	33,331	71,466	65,332
Gain on sale of investment property	-	-	(220)	-

Funds From Operations	$60,812	$52,800	$122,797	$103,043

Our net income and distributions per share are based upon the diluted weighted average number of common shares outstanding.  The $0.42 per share distribution declared for each of the six month periods ended June 30, 2005 and 2004, represents 85% and 91%, respectively, of our FFO.  The $0.21 per share distribution declared for each of the three month periods ended June 30, 2005 and 2004, represents 86% and 89%, respectively, of our FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Effects of Transactions with Related and Certain Other Parties

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Robert D. Parks is our Chairman, serves on our Board of Directors and is also a shareholder.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team.  Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

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

The costs of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three months ended June 30, 2005 and 2004, we incurred $729 and $860, respectively, for all the services above.  During the six months ended June 30, 2005 and 2004, we incurred $1,368 and $1,432, respectively.  Of these services $497 and $953 remain unpaid as of June 30, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement.  This new agreement is for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $109 and $97 for the three months ended June 30, 2005 and 2004, respectively.  These same fees totaled $217 and $198 for the six months ended June 30, 2005 and 2004, respectively.  No amounts remain unpaid at June 30, 2005 and December 31, 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $27 and $43 for the three months ended June 30, 2005 and 2004, respectively.  These same fees totaled $52 and $59 for the six months ended June 30, 2005 and 2004, respectively.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended June 30, 2005 and 2004, we paid loan fees totaling $15 and $227, respectively.  During the six months ended June 30, 2005 and 2004, we paid loan fees totaling $111 and $479, respectively.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

Metropolitan Construction provides construction services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended June 30, 2005 and 2004 we paid $1,558 and $1,427, respectively, for these services.  During the six months ended June 30, 2005 and 2004 we paid $3,213 and $2,693, respectively, for these services.

In May, 2005, Midwest Equities, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300 and we paid approximately $50 for the three and six months ended June 30, 2005

Prior to the merger on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the merger, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three months ended June 30, 2005 and 2004 we incurred none and $4,466 of asset management fees.  For the six months ended June 30, 2005 and 2004, we incurred none and $8,790, respectively, of asset management fees.  No amounts remain unpaid as of June 30, 2005 and December 31, 2004.

Also prior to the merger, the property management companies were owned principally by individuals who were affiliated with our former advisor.  The property management companies were entitled to receive property management fees totaling 4.5% of gross operating income for management and leasing services.  As a result of the merger, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the six months ended June 30, 2005.  For the three months ended June 30, 2004, we incurred $5,047 in property management fees.  For the six months ended June 30, 2004, we incurred $10,152 in property management fees which are included in property operating expenses.

Occupancy

Physical occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  Our overall average physical occupancy was approximately 95% as of June 30, 2005 and 2004.  Our overall average financial occupancy was approximately 95% and 96% as of June 30, 2005 and 2004, respectively.

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

As of June 30, 2005, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space.  Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rental rates.  In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease.  We may also require the tenant to pay us a termination fee to exit their lease early.  Annual rental income related to bankrupt or restructured tenants occupying in excess of 10 square feet whose space has not been re-leased represents approximately 2.0% of the total portfolio.

Our tenants are generally responsible under their leases for providing adequate insurance on the spaces they lease, except for property insurance which we provide.  We believe that our properties are covered by adequate fire, flood and property insurance, and where necessary hurricane and windstorm coverage, all provided by reputable companies.  In order to maintain disaster insurance coverage that is economically justifiable, we have increased the deductible portion of our insurance policies and as a result we are responsible for the amount of the deductible.  In the unlikely event of the destruction of a significant portion of our portfolio, our consolidated financial results from operations could be adversely impacted.

Subsequent Events

We paid distributions of $17,368 to our shareholders on July 7, 2005.  We declared distributions of $17,800 to our shareholders in July 2005, to be paid in August 2005.

From the period beginning July 1, 2005 through July 27, 2005, we purchased one property comprising approximately 90 square feet, for approximately $16,200.

On July 27, 2005, we collected from the JV the outstanding receivable of $1,590 for the excess of our initial contribution over our equity ownership.

Critical Accounting Policies

General.  The following disclosures pertain to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America (GAAP).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases),  and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of June 30, 2005, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and other improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available to us in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

Building and other improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements and fifteen years for site improvements as a component of depreciation and amortization expense.  We treat tenant allowances as tenant improvements.  Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  Leasing costs are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  Loan fees are amortized on a straight-line basis over the life of the related loan as a component of interest expense.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and all amendments to those reports, if any) with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.ireic.com.  The information contained on our website, or other websites linked to our website, is not part of this document.  Shareholders wishing to communicate with the Board or any Committee or the chair of any Committee (including the Audit Committee) can do so by writing to the attention of the Board or Committee c/o Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

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

The principal balance of $244,216 or 10.7% of our mortgages and notes payable at June 30, 2005 have variable interest rates with a weighted average rate of 4.17%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.  Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $600 per year.

The remaining principal balance of $2,048,647 of our mortgages and notes payable at June 30, 2005 has fixed interest rates with a weighted average rate of 5.13%.

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

Based on management's evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes to our internal controls over financial reporting during the second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.45

Limited Liability company Agreement of Inland – SAU Retail Fund, L.L.C. dated May 13, 2005 (Included as Exhibit 99.1 to Form 8-K filed on May 18, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Director (Principal Executive Officer)
Date:	July 29, 2005

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	July 29, 2005