Form 10-Q
period 2005-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2005-11-01
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[  X  ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[      ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-30413

INLAND RETAIL REAL ESTATE TRUST, INC.

 (Exact name of registrant as specified in its charter)

Maryland	36-4246655
(State of incorporation)	(I.R.S. Employer identification number)

2901 Butterfield Road Oak Brook, Illinois 60523
(Address of principal executive offices) (Zip code)

630-218-8000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  [ X  ]        No    [    ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ X  ]        No    [    ]

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [     ]        No    [ X  ]

As of October 26, 2005 there were 256,830,709 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

Part I – Financial Information

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by such words as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Federal Private Securities Litigation Reform Act of 1995, and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

National or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

•

The effect of inflation and other factors on rental rates that are fixed for a period of time, operating expenses and real estate taxes;

•

Risks of joint venture activities;

•

The competitive environment in which we operate and the supply of and demand for retail goods and services in our markets;

•

Financial risks, such as the inability to renew existing tenant leases or obtain debt or equity financing on favorable terms, if at all;

•

The level and volatility of interest rates, including the recent trend towards rising interest rates;

•

The increases in property and liability insurance costs and the ability to obtain appropriate insurance coverage;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2005.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Unaudited)

(In thousands, except per share amounts)

Assets

	September 30,	December 31,
	2005	2004
Investment properties:
Land	$1,064,169	$1,032,083
Building and other improvements	3,058,300	2,980,998
Developments in progress	25,988	10,244
	4,148,457	4,023,325
Less accumulated depreciation	(320,312)	(230,931)
Net investment properties	3,828,145	3,792,394

Investment in unconsolidated joint venture	4,500	-
Cash and cash equivalents	121,929	99,540
Restricted escrows	25,698	22,238
Restricted cash	6,110	15,038
Investment in securities	14,883	12,390
Accounts and rents receivable (net of allowance
of $8,043 and $6,003, respectively)	62,176	56,847
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $219 and $0, respectively)	1,747	2,060
Acquired in-place lease intangibles (net of accumulated
amortization of $38,396 and $25,077, respectively)	165,179	168,370
Acquired above market lease intangibles (net of accumulated
amortization of $16,075 and $11,483, respectively)	45,334	49,802
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $11,101 and $8,822, respectively)	17,087	17,324
Other assets	10,327	5,897

Total assets	$4,355,872	$4,294,657

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(continued)

September 30, 2005 and December 31, 2004

(Unaudited)

(In thousands, except per share amounts)

Liabilities and Shareholders' Equity

	September 30,	December 31,
	2005	2004
Liabilities:
Accounts payable	$4,196	$6,328
Development payable	5,478	3,718
Accrued interest payable	6,441	5,874
Real estate taxes payable	26,362	4,154
Distributions payable	17,872	17,677
Security deposits	16,819	16,411
Mortgages payable	2,334,210	2,268,276
Prepaid rental and recovery income	12,070	8,871
Line of credit	35,000	25,000
Acquired below market lease intangibles (net of accumulated
amortization of $15,599 and $11,966, respectively)	33,995	38,956
Restricted cash liability	6,110	15,038
Other liabilities	5,614	4,302
Total liabilities	2,504,167	2,414,605

Minority interest in partnership	-	386

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000 shares authorized,
256,282 and 251,311 issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	2,563	2,513
Additional paid-in capital	2,330,354	2,281,167
Accumulated distributions in excess of net income	(487,813)	(407,671)
Accumulated other comprehensive income	6,601	3,657
Total shareholders' equity	1,851,705	1,879,666

Total liabilities and shareholders' equity	$4,355,872	$4,294,657

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$103,525	$98,940	$300,855	$284,703
Tenant recovery income	22,034	17,154	66,404	59,776
Other property income	206	179	828	1,492

Total revenues	125,765	116,273	368,087	345,971

Expenses:
Property operating expenses	17,989	18,197	49,576	57,443
Real estate taxes	14,265	12,697	41,012	34,876
Depreciation and amortization	36,110	35,134	107,806	100,466
Advisor asset management fee	-	5,288	-	14,078
General and administrative expenses	2,238	1,855	6,734	5,416

Total expenses	70,602	73,171	205,128	212,279

Operating income	55,163	43,102	162,959	133,692

Other income	1,386	661	3,585	1,535
Interest expense	(30,393)	(28,201)	(88,837)	(81,954)

Net income available to common shareholders	26,156	15,562	77,707	53,273

Other comprehensive income:
Unrealized gain on investment securities
net of amounts realized	1,862	1,232	2,944	1,337

Comprehensive income	$28,018	$16,794	$80,651	$54,610

Net income available to common shareholders per
weighted average common share - basic and diluted	$0.10	$0.07	$0.31	$0.23

Weighted average number of common shares
outstanding - basic and diluted	255,744	228,951	254,274	226,951

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders' Equity

For the Nine Months Ended September 30, 2005

(Unaudited)

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	251,311	$2,513	$2,281,167	$(407,671)	$3,657	$1,879,666

Net income	-	-	-	77,707	-	77,707

Unrealized gain on investment securities	-	-	-	-	2,944	2,944

Distributions declared	-	-	-	(157,849)	-	(157,849)

Proceeds from distribution reinvestment program (DRP) and exercise of stock options	8,459	85	84,469	-	-	84,554

Share repurchase program (SRP)	(3,488)	(35)	(35,282)	-	-	(35,317)

Balance at September 30, 2005	256,282	$2,563	$2,330,354	$(487,813)	$6,601	$1,851,705

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$77,707	$53,273
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107,806	100,466
Amortization of deferred financing costs	2,507	2,346
Amortization of premium on debt assumed	(1,040)	(1,476)
Gain on sale of investment property	(248)	-
Gain on sale of investment securities	(36)	(35)
Stock received as lease termination fee	(386)	(3,230)
Distributions from unconsolidated joint venture	23	-
Equity in earnings from unconsolidated joint venture	3	-
Straight line rental income, net of increase in
allowance of $231 and $0, respectively	(8,622)	(7,071)
Amortization of above and below market lease intangibles	958	(199)
Changes in assets and liabilities:
Accounts and rents receivable, net of increase in
allowance of $1,809 and $1,213, respectively	3,293	(6,966)
Other assets	(4,430)	124
Accounts payable	(2,302)	4,661
Accrued interest payable	567	956
Real estate taxes payable	22,208	21,033
Security deposits	408	(483)
Prepaid rental and recovery income	3,199	419
Other liabilities	3,276	1,421
Net cash provided by operating activities	$204,891	$165,239

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(202)	$-
Restricted escrows	(3,460)	12,044
Purchase of investment securities, net of (decrease) increase
in margin account of $(1,852) and $2,205, respectively	(2,756)	(2,244)
Proceeds from sale of investment securities	1,777	3,635
Purchase of investment properties and development activities, net	(205,540)	(284,425)
Proceeds from sale of properties to unconsolidated joint venture	16,768	-
Proceeds from repayment of joint venture interim financing	41,040	-
Proceeds from sale of investment properties	1,112	-
Undistributed loss due to minority joint venture	-	(36)
Purchase of minority interest in joint venture partner	(386)	-
Payments received under master lease agreements	3,549	5,418
Payment of leasing fees	(1,318)	(1,045)
Net cash used in investing activities	$(149,416)	$(266,653)

See accompanying notes to consolidated financial statements

INLAND RETAIL REAL ESTATE TRUST, INC

Consolidated Statements of Cash Flows

(continued)

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from financing activities:
Proceeds from DRP and exercise of stock options	$84,554	$72,975
Repayment of SRP	(35,317)	(16,556)
Payment of offering costs	-	(149)
Proceeds from issuance of debt	79,737	226,835
Proceeds from unsecured line of credit	35,000	25,000
Principal payments of debt-balloon	(10,574)	(30,472)
Principal payments of debt-amortization	(2,189)	(3,180)
Payoff of unsecured line of credit	(25,000)	(75,000)
Payment of loan fees and deposits	(1,643)	(1,426)
Distributions paid	(157,654)	(141,152)
Net cash (used in) provided by financing activities	$(33,086)	$56,875

Net increase (decrease) in cash and cash equivalents	22,389	(44,539)

Cash and cash equivalents, at beginning of period	99,540	96,424

Cash and cash equivalents, at end of period	$121,929	$51,885

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $392 and $109 capitalized, respectively	$85,763	$78,653

Supplemental schedule of non-cash investing and financing activities:
Contribution of properties to unconsolidated joint venture	$4,324	$-
Investment properties increase (decrease) resulting from change
in development payable	1,760	(2,208)
Investment properties and mortgages payable increase through
assumption of debt	-	6,393
	$6,084	$4,185

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

On December 29, 2004, we acquired four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which provided business management, advisory and property management services to us.  As a result of these acquisitions, our consolidated financial statements include the acquired companies' assets and liabilities effective on December 29, 2004 and results of operations beginning on January 1, 2005.

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

Investment in securities at September 30, 2005 consist primarily of stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and would be reflected as a realized loss.  No investment in securities are considered impaired as of September 30, 2005.  Additionally, we have purchased securities through a margin account.  As of September 30, 2005 and December 31, 2004, we have recorded a payable of $217 and $2,069, respectively, for securities purchased on margin which are included as a component of other liabilities.  During the three months ended September 30, 2005 and 2004, we realized net gains of $10 and $18, respectively, on the sale of investment securities.  During the nine months ended September 30, 2005 and 2004, we realized net gains of $36 and $35, respectively, on the sale of investment securities.  Of the investment securities held on September 30, 2005 and December 31, 2004, we have accumulated other comprehensive income of $6,601 and $3,657, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $5,478 and $3,718 at September 30, 2005 and December 31, 2004, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  In our judgment no provision for asset impairment was considered necessary for the nine months ended September 30, 2005 and 2004.

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  For the nine months ended September 30, 2005, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $12,970, $998 and $252, respectively, net of properties acquired by us and sold to the joint venture, during the nine months ended September 30, 2005.

Amortization pertaining to the above market lease costs was applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the three months ended September 30, 2005 and 2004 was $1,883 and $3,013, respectively.  Amortization pertaining to the above market lease costs for the nine months ended September 30, 2005 and 2004 was $5,480 and $6,436, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the three months ended September 30, 2005 and 2004 was $1,456 and $1,791, respectively.  Amortization pertaining to the below market lease costs for the nine months ended September 30, 2005 and 2004 was $5,051 and $5,124, respectively.  We incurred amortization, included as a component of depreciation and amortization expense, pertaining to acquired in-place lease intangibles of $5,033 and $5,762 for the three months ended September 30, 2005 and 2004, respectively. We incurred amortization expense pertaining to acquired in-place lease intangibles of $16,048 and $14,593 for the nine months ended September 30, 2005 and 2004, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write offs for the above market lease intangibles of $164 and $1,183 were recorded as a reduction of rental income for the three months ended September 30, 2005 and 2004, respectively.  Write offs of above market lease intangibles of $273 and $1,183 were recorded as a reduction of rental income for the nine months ended September 30, 2005 and 2004, respectively.  Write offs of below market lease intangibles of $180 and $74 were recorded as an increase in rental income for the three months ended September 30, 2005 and 2004, respectively.  Write offs of below market lease intangibles of $669 and $74 were recorded as an increase to rental income for the nine months ended September 30, 2005 and 2004, respectively.  In addition, we incurred write offs pertaining to acquired in-place lease intangibles of $381 and $870 for the three months ended September 30, 2005 and 2004, respectively.  We incurred write offs pertaining to acquired in-place lease intangibles of $1,713 and $870 for the nine months ended September 30, 2005 and 2004, respectively.

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

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($7,072 and $5,263 as of September 30, 2005 and December 31, 2004, respectively) for estimated losses resulting from the inability of tenants to make required payments under their lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($971 and $740 as of September 30, 2005 and December 31, 2004, respectively).  The straight-line rent receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment in establishing these allowances and consider payment history and current credit status in developing these estimates.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114, (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Based on our judgment, no notes receivable were impaired as of September 30, 2005 (of which $2,648 is included in developments in progress) and December 31, 2004 (of which $3,176 is included in developments in progress).

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

Prior to August 31, 2005, we had a 98.97% ownership interest in the LLC which owns Birkdale Village.  Crosland/Pappas Birkdale Holdings, LLC (Crosland) had a 1.03% minority ownership interest.  On August 31, 2005, we acquired the 1.03% minority interest in the LLC from Crosland for $455 pursuant to Crosland’s put right included in the LLC agreement.  Beginning September 1, 2005, 100% of the operations of Birkdale Village are reflected in the accompanying Consolidated Financial Statements.

We have a 20% ownership interest in and are a non-controlling member of Inland-SAU Retail Fund LLC, which management determined is not a variable interest entity.  We account for our investment in this venture using the equity method of accounting.  Our investment is included in the investment in unconsolidated joint venture in the Consolidated Financial Statements.  See Note 7 in our accompanying Consolidated Financial Statements for further discussion.

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

The costs of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three months ended September 30, 2005 and 2004, we incurred $343 and $850, respectively, for all the services listed above.  During the nine months ended September 30, 2005 and 2004, we incurred $1,712 and $2,282, respectively.  Of these services $28 and $953 remain unpaid as of September 30, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $109 and $104 for the three months ended September 30, 2005 and 2004, respectively.  These same fees totaled $326 and $302 for the nine months ended September 30, 2005 and 2004, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $53 and $56 for the nine months ended September 30, 2005 and 2004, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended September 30, 2005 and 2004, we paid loan fees totaling $63 and $31, respectively.  During the nine months ended September 30, 2005 and 2004, we paid loan fees totaling $174 and $510, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended September 30, 2005 and 2004 we incurred $2,703 and $1,611, respectively, for these services.  During the nine months ended September 30, 2005 and 2004 we incurred $5,916 and $4,304, respectively, for these services.  Of these services $68 and $329 remain unpaid as of September 30, 2005 and December 31, 2004, respectively.

In May 2005, Midwest Equities, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300 and we paid approximately $75 and $125 for the three and nine months ended September 30, 2005, respectively.  None remain unpaid as of September 30, 2005.

Prior to the our acquisition of the property management companies and our former advisor, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the transaction, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three months ended September 30, 2005 and 2004 we incurred none and $5,288, respectively, of asset management fees.  For the nine months ended September 30, 2005 and 2004, we incurred none and $14,078, respectively, of asset management fees.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Also prior to the acquisition, the property management companies, which were owned principally by individuals who were affiliated with our former advisor, were entitled to receive property management fees from us totaling 4.5% of gross operating income for management and leasing services.  As a result of this acquisition, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2004, we incurred $4,908 and $15,061, respectively, in property management fees which are included in property operating expenses.

4.  Stock Option Plan and Soliciting Dealer Warrants

We adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of September 30, 2005, options to acquire 8 shares were exercised.  As of September 30, 2005 and December 31, 2004, options to acquire 14 and 20 shares of common stock were outstanding, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, had the right to purchase soliciting dealer warrants which were re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of September 30, 2005 and December 31, 2004, 8,551 had been issued, of which 547 have expired as of September 30, 2005.  At September 30, 2005, no warrants had been exercised.

On August 23, 2005, our shareholders approved an Equity Award Plan (EAP) and an Employee Stock Purchase Plan (ESPP).  The EAP will allow certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP is to provide an incentive to those employees so that we can retain executive level talent.  The EAP will be available only to employees of ours.  We have reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  As of September 30, 2005, 25 shares have been granted to an executive employee.  Our Board of Directors may amend this plan at any time.

The ESPP will allow our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP is to provide our employees with an opportunity to have a stake in the success of the company.  The ESPP will be available only to employees of ours.  We have reserved 200 shares of common stock under the ESPP with these shares available through June 30, 2007.  The purchase price of the shares will be at 85% of fair market value and be limited to five thousand shares or $25 per employee per calendar year.  Our Board of Directors may amend this plan at any time.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $21,566 and $18,017 as of September 30, 2005 and December 31, 2004, respectively.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $3,454 and $2,338 for the three months ended September 30, 2005 and 2004, respectively, and $8,853 and $7,071 for the nine months ended September 30, 2005 and 2004, respectively.  The related accounts and rents receivable, net of allowance, as of September 30, 2005 and December 31, 2004 were $29,540 and $21,523, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.  Mortgages and Note Payable

For the nine months ended September 30, 2005, we closed on mortgage debt with a principal amount of $66,974, net of mortgage debt repaid.  The average interest rate on loans outstanding for the first nine months of 2005 was approximately 5.03%.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

We renewed our line of credit, which matured on May 7, 2005.  The amount of the renewed line of credit is $100,000 with an accordion feature of up to $250,000, $35,000 of which was outstanding at September 30, 2005 and subsequently was repaid on October 7, 2005.  The line of credit term is for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants.  We were in compliance with these covenants as of and for the period ending September 30, 2005.

Loans placed by us are generally non-recourse, however, when it is deemed to be advantageous, we may guarantee all or a portion of the debt.  We have on certain occasions borrowed funds as part of a cross-collateralized package, with cross-default provisions, in order to enhance the benefits of the financing.  In those circumstances, one or more of the properties may secure the debt of another of our properties.

The following table shows the debt maturing during the next five years and thereafter.

	2005	2006	2007	2008	2009	Thereafter	Total
Maturing debt:*
Fixed rate debt	$764	$45,490	$92,162	$209,449	$347,273	$1,390,469	$2,085,607
Variable rate debt	-	29,337	173,897	31,575	4,400	-	239,209
	$764	$74,827	$266,059	$241,024	$351,673	$1,390,469	$2,324,816

Weighted average interest rate on maturing debt:
Fixed rate debt	6.82%	6.78%	5.68%	5.27%	5.11%	5.01%
Variable rate debt	N/A	4.46%	4.18%	4.45%	4.72%	N/A

*

The debt maturity does not include any premiums associated with debt assumed at acquisition of which $9,394, net of accumulated amortization, is outstanding as of September 30, 2005.

The principal balance of $239,209 or 10.3% of our mortgages and notes payable at September 30, 2005 have variable interest rates with a weighted average rate of 4.26%.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Interest on variable rate loans are currently based on LIBOR (London Inter-Bank Offering Rate which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 225 basis points.  Variable rate loans may be prepaid without penalty, while fixed rate loans generally may be prepaid with a penalty, after specific lockout periods.

We paid off or refinanced all of the debt that matured during the first nine months of 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2005.

7. Investment in Unconsolidated Joint Venture

On May 13, 2005, we entered into a joint venture agreement with Special Account-U L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  Under the joint venture agreement, SAU will contribute 80% of the equity and we will contribute 20% of the equity to a newly formed company, Inland-SAU Retail Fund, L.L.C (JV), up to a total of approximately $156,000 in equity contributions.  Funds contributed to the joint venture will be used primarily to acquire properties located in our target markets that satisfy certain parameters (unless waived by the parties), in addition to our current acquisition underwriting guidelines.   Under the agreement, we are entitled to earn various fees for acquisition, asset management, and property management, which we believe are at

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

market rates.  If we intend to acquire properties that meet the investment criteria outlined in the JV agreement, we must first offer the opportunity to acquire such properties to the JV before acquiring the properties for our own portfolio.

The following table identifies the properties acquired by the JV:

	Date Acquired		JV Acquisition
Property Name	by IRRETI	by JV	Price
Oakland Market Place	03/15/05	06/30/05	$ 5,519
North Hampton Market	04/18/05	07/31/05	16,238
Wendover Village Phase II	06/03/05	08/31/05	23,993
South Square Shopping Center	07/06/05	08/31/05	16,283
			$ 62,033

These properties were initially acquired by us and subsequently sold at our cost to the JV upon completion of due diligence by SAU.  The results of operations of these properties prior to sale to the JV have not been recorded by us as discontinued operations due to our continuing involvement with the properties.

As part of the acquisitions, we provided the interim financing on the properties.  The interim financing was recorded as an outstanding receivable from the JV in an amount equal to the difference between the cost of the property and the equity contributions of the partners.  On September 30, 2005, the JV repaid to us the outstanding receivables and simultaneously entered into loan agreements with an institutional investor which is an affiliate of SAU.

The acquisition fees we earned relative to the properties acquired by the JV are recorded in other income, net of the fees related to our 20% equity contribution to the JV.  The JV plans to acquire additional properties using leverage consistent with its existing business plan to achieve its investment objectives.

The JV agreement also allows for either of the JV partners to offer to acquire the other partner’s interests in the JV after the second anniversary date of the agreement.  In the event of an acquisition of the other partner’s interest in the JV, there may be termination costs related to the early payoff of existing financing.  SAU and we have agreed that in connection with any change of control, the party that acquired the other partner’s interest in the JV shall be responsible for and have the benefit of any financial impact related to the repayment of the existing financing.  The JV agreement also allows us to exercise an option, anytime prior to the second anniversary date of the agreement, to offer to buy out SAU’s interest if the JV is unable to reach unanimous agreement as to any major decisions, including decisions regarding acquisition of properties by the JV.  All major decisions require the approval of both JV partners and as such we account for our investment using the equity method of accounting.

In addition to the JV agreement, we also entered into a contract with a financial advisor to provide advisory services related to this JV.  We will pay them a equal to 2% of the capital contributed by SAU.  This fee is earned pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the JV partners sells their ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture.

8.  Recent Developments

On January 11, 2005, we entered into a lease termination agreement with a tenant relating to 49 square feet of space at our property known as Valley Park Commons, located in Hagerstown, Maryland, in exchange for a lease termination payment of $1,850.  The lease termination was received August 18, 2005 and is included in rental income.  In connection with this lease termination, we recorded lease termination fee income of $1,687 for the nine months ended September 30, 2005,

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables.

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

On May 11 and July 22, 2005, we received 2,558 and 258 shares, respectively, of Sears Holding stock as an additional termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida, Bradenton, Florida and Macon Georgia.  We recorded termination fee income of approximately $385 for the nine months ended September 30, 2005, which represents the value of the stock described above and is included in rental income.

On May 13, 2005, our Board of Directors appointed Mr. McGuinness as our Chief Operating Officer (COO), a position that was previously held by Barry L. Lazarus, our President and Chief Executive Officer.  We have an oral employment agreement with Mr. McGuinness under which he agrees to serve as our COO.  Mr. McGuinness will provide ten to fifteen hours of service to us per week, plus additional time as required by us, in exchange for an annual salary of $50.  Mr. McGuinness continues to provide services to certain affiliates of The Inland Group.

On August 2 and August 8, 2005, we drew down $25,000 and $35,000, respectively, on the line of credit.  On September 29, 2005 we paid down $25,000 of the $60,000 outstanding.

On August 27, 2005, our Board of Directors unanimously approved an amendment and restatement of our charter. On September 7, 2005 we filed with the State of Maryland such amended and restated charter.  The amendment increased our authorized capital stock from 280,000 shares of common stock to 500,000 shares of common stock.

9.  Segment Reporting

We own and seek to acquire multi-tenant shopping centers in the eastern United States.  All of our shopping centers are currently located in Florida, Georgia, North Carolina, South Carolina, Virginia, Tennessee, Alabama, Louisiana, Maryland, Texas, New York, Pennsylvania, West Virginia, Connecticut, Wisconsin, Illinois, Oklahoma, New Jersey, Massachusetts, Ohio, California, Colorado, Michigan, Rhode Island and Washington.  Our shopping centers are typically anchored by grocery and drug stores or other national/regional tenants and are complemented with additional stores providing a wide range of other goods and services to shoppers.

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

10.  Earnings per Share

Basic earnings per share (EPS) are computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS are computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2005 and December 31, 2004, options to purchase 14 and 20 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Under the merger agreement, 19,700 shares are held in escrow with a portion to be released on the first anniversary of the merger closing date and the balance to be released on the 540th day after the merger closing date of December 29, 2004, subject in both cases to any pending claims of ours for indemnification under the merger agreement.  The shares held in escrow are included in the basic and diluted weighted average number of common shares.

As of September 30, 2005 and December 31, 2004, warrants to purchase 8,004 shares of common stock at a price of $12.00 per share were outstanding.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the estimated fair market value price of common shares.

11.  Commitments and Contingencies

We are at various stages in the development and redevelopment of ten projects.  Certain of our development projects are structured in conjunction with other developers.  When we engage in these projects, we concurrently enter into a co-development agreement with an unrelated developer to oversee the project, including supervision of the general contractor and leasing activities.  We only enter into these types of projects when at least one anchor tenant's lease is signed, at which time we acquire the land.  Under the co-development agreement, the developer is entitled to a base fee generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.

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

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $39,000 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004 and 2003, we agreed to fund a total of seven notes receivable related to the build out of tenant earnout spaces at certain of our shopping centers, of which two remain outstanding at September 30, 2005.  The remaining notes maintain a stated interest rate of 9.0% per annum and mature on dates ranging from December, 2005 through September, 2007.  Each note requires monthly interest payments with the entire principal balance due at maturity.  The combined notes receivable balance at September 30, 2005 and December 31, 2004 was $2,648 and $3,176, respectively, and is included in developments in progress on our accompanying Consolidated Balance Sheets.  Interest received on these notes is applied as a reduction to our final costs.  These receivables are expected to be repaid at the time each earnout is funded.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share amounts)

12.  Recent Accounting Pronouncement

In June 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it.  The framework makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, making it more likely that general partners would be required to consolidate limited partnerships.  EITF Issue No. 04-05 is effective after June 29, 2005 for general partners of all new limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership, formed and for existing partnerships for which the partnership agreements are modified.  We do not believe that EITF 04-05 will have a material impact on our financial statements.

13.  Subsequent Events

We paid distributions of $17,872 to our shareholders on October 7, 2005.  We declared distributions of $17,910 to our shareholders in October 2005, to be paid in November 2005.

From the period beginning October 1, 2005 through October 31, 2005, we purchased four properties comprising approximately 149 square feet, for approximately $31,190.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent.  From the period beginning October 1, 2005 through October 31, 2005, we funded earnouts on two additional tenant spaces for approximately $3,100 at one of our existing properties.

On October 7, 2005, we repaid the $35,000 line of credit that was outstanding at September 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Inland Retail Real Estate Trust, Inc. is a self-administered and self-managed real estate investment trust (REIT) primarily focused on acquiring, managing and developing neighborhood and community shopping centers in the eastern United States.  As of September 30, 2005, we owned 288 properties containing approximately 34,000 square feet.  Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services.  Some of our national tenants include Publix Supermarkets, Wal-Mart, Lowe's Home Improvement Centers, Kohl's Department Stores, Home Depot, PetSmart, CVS Pharmacy, Best Buy, Marshall's, TJ Maxx, Michael's Stores and Barnes and Noble.

All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts and number of properties.

During the nine months ended September 30, 2005, we invested approximately $146,600, net of properties sold, in the purchase of investment properties.  We also received $49,237 in investor proceeds through our distribution reinvestment program (DRP) and the exercise of stock options, which is net of our share repurchase program (SRP), and $76,974 in financing proceeds, which is net of debt repaid.  Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.

Current shareholders can reinvest their distributions via our DRP.  Approximately 54.0% of our monthly distributions to shareholders are being reinvested through the DRP.  On an annual basis, the total we expect to receive from the DRP at the current rate of reinvestment is approximately $110,000.

Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development and redevelopment and management of neighborhood and community shopping centers, as well as joint venture partnerships.  Our properties are predominantly in Florida, Georgia, North Carolina and South Carolina.  We also have a presence in twenty-one other states, which include triple-net leased properties throughout the United States.  We actively manage our assets by leasing and releasing space at what we believe to be favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

Although most retailers have recently posted positive same store sales growth, the retail industry has been affected during the third quarter by rising energy costs, including gas prices, warmer than normal weather and the wrath of the recent hurricanes (Katrina, Rita and Wilma), all of which may slow sales growth.  In spite of these circumstances, we are hopeful that the retail sector will outperform expectations as we move into the holiday season, the busiest and most profitable time for retailers, although there can be no assurances in this regard.  We are aware of certain economic predictions indicating an average increase of 3.0% to 4.0% for comparable chain store sales for the fourth quarter of 2005, thereby remaining on track with the 3.7% to 4.0% increase in August and September.

Our portfolio consists mainly of supermarkets, drugstores, and discount stores offering day-to-day necessities, which provide support to our smaller shop tenants through increased traffic flow to our centers.  Accordingly, during periods of adverse economic conditions we expect our tenants to maintain more consistent sales performance than those in centers with tenants not catering to basic consumer needs.  A significant portion of our centers are made up of the leading grocery store or anchor tenants within their markets.  Our acquisition strategy continues to focus on a well located, geographically diverse group of properties that we believe will allow us to maintain our competitive position.

Retailers continuously evaluate their position in the market place.  Those companies that enjoy successful initial growth or continued operations seek to expand their business, while those experiencing slowing or negative profitability seek to consolidate operations or discontinue some or all of their business.  To accommodate those tenants who are expanding, we are actively developing new properties and redeveloping shopping centers which we currently own.  As tenants vacate their space, we attempt to re-lease that space, as quickly as possible, at the most favorable rental rates.  We use this strategy to either maximize profitability or minimize losses as a means of achieving financial growth.  There can be no assurance that this strategy will be successful.

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

Between August 25, 2005 and October 24, 2005, three hurricanes, Katrina, Rita and Wilma, hit the southeast and Gulf regions of the United States.  Our properties sustained minimal wind and water damage from Katrina and no damage from Rita.  Of the 39 properties, totaling approximately three million square feet, located in the path of hurricane Wilma, certain buildings incurred damage to landscaping, signage and their exteriors.  Given the current storm-related emergencies in Florida, it is too soon for us to have reliable information to determine the complete extent of the damage sustained.  We have currently estimated repair and clean-up costs to be approximately $1,100.

Results of Operations

Comparison of the three months ended September 30, 2005 to September 30, 2004.  The table below represents selected operating information for our total portfolio of 288 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of September 30, 2005.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2005 and September 30, 2004.

	Total Portfolio				Same Store Portfolio
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Revenues:
Rental income	$103,525	$98,940	$4,585	4.6%	$96,491	$95,348	$1,143	1.2%
Tenant recovery income	22,034	17,154	4,880	28.4	20,749	16,018	4,731	29.5
Other property income	206	179	27	15.1	213	175	38	21.7
Total revenues	125,765	116,273	9,492	8.2	117,453	111,541	5,912	5.3

Expenses:
Property operating expenses	17,989	18,197	(208)	(1.1)	14,854	17,332	(2,478)	(14.3)
Real estate taxes	14,265	12,697	1,568	12.3	13,484	12,068	1,416	11.7
Depreciation and amortization	36,110	35,134	976	2.8	32,747	33,183	(436)	(1.3)
Advisor asset management fee	-	5,288	(5,288)	(100.0)	-	-	-	-
General and
administrative expenses	2,238	1,855	383	20.6	-	-	-	-
Total expenses	70,602	73,171	(2,569)	(3.5)	61,085	62,583	(1,498)	(2.4)

Operating income	55,163	43,102	12,061	28.0	56,368	48,958	7,410	15.1

Other income	1,386	661	725	109.7	-	-	-	-
Interest expense	(30,393)	(28,201)	(2,192)	7.8	(28,070)	(26,904)	(1,166)	4.3

Net income available to
common shareholders	$26,156	$15,562	$10,594	68.1%	$28,298	$22,054	$6,244	28.3%

Rental income.  Rental income for the total portfolio increased $4,585 or 4.6% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This increase is primarily due to a full quarter of rental income in 2005 for the eleven properties acquired, net of two properties sold, between July 1, 2004 and June 30, 2005 and a partial quarter of rental income for the six properties acquired, net of three properties sold, during the three months ended September 30, 2005 resulting in additional rental income of approximately $2,670.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $4,770.  These increases are offset by a decrease in termination fees income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $2,435 and decreases in rental income of $79 as a result of tenant bankruptcies at four properties.

Rental income for the same store portfolio increased $1,143 or 1.2% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This increase is primarily due to a full quarter of rental income in 2005 for the ten earnouts acquired between July 1, 2004 and June 30, 2005.  Also, increased occupancy due to the completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $4,100 when combined with the increase due to earnouts.  This increase is offset by a decrease in termination fees income of $2,435 and decreases in rental income of $79 as a result of tenant bankruptcies at four properties.

Tenant recovery income. Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $4,880 or 28.4% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This is primarily due to a reduction of our estimate in the third quarter of 2004 related to our 2003 tenant recovery income by $2,057.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in insurance expense as a result of a negotiated reduction in insurance premiums.

Tenant recovery income for the same store portfolio increased $4,731 or 29.5% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 primarily due to a reduction of our estimate in the third quarter of 2004 related to our 2003 tenant recovery income by $2,057.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in insurance expense as a result of a negotiated reduction in insurance premiums.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $208 or 1.1% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 primarily due to a decrease in property management fees.  As a result of our acquisition of the property management companies on December 29, 2004, property management fees, which will no longer be incurred, decreased $4,908 offset by an increase of approximately $1,770 of corporate property management salaries and operating expenses.  There were also increases of approximately $1,710 in uncollectible rent expense and an increase of approximately $1,520 in common area maintenance expenses.

Property operating expenses for the same store portfolio decreased $2,478 or 14.3% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 primarily as a result of a decrease in property management fees of $4,708 offset by an increase of $1,531 in uncollectible rent expense and an increase of approximately $1,094 in common area maintenance expenses.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenant according to their lease terms, for the total portfolio increased $1,568 or 12.3% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This increase is primarily the result of increased assessed values and real estate tax rates, as well as properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $1,416 or 11.7% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This increase is primarily as a result of increased assessed values and real estate tax rates, as well as an increase in the number of properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $976 or 2.8% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This increase is due to a full quarter of depreciation and amortization in 2005 for the eleven properties and fourteen earnouts acquired, net of two properties sold, between July 1, 2004 and June 30, 2005 and a partial quarter of depreciation and amortization expense for the six properties and two earnouts acquired, net of three properties sold, during the three months ended September 30, 2005.  This is offset by a decrease in the expenses incurred for early lease terminations for in 2005.  Expenses incurred for early lease terminations for the three months ended September 30, 2004 were $1,018 while for the three months ended September 30, 2005 we have incurred $707.

Depreciation and amortization expense for the same store portfolio decreased $436 or 1.3% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  This decrease is due to fewer expenses incurred for early lease terminations in 2005.  Expenses incurred for early lease terminations in 2005 were $476 compared to $1,015 in 2004.  This decrease is offset by a full quarter of depreciation and amortization in 2005 for ten earnouts with respect to previously acquired properties between July 1, 2004 and June 30, 2005.

Advisor asset management fee.  Advisor asset management fee was $5,288 for the three months ended September 30, 2004.  On December 29, 2004, we acquired our advisor and we subsequently no longer incur the advisor asset management fee.

General and administrative expenses.  General and administrative expenses increased $383 or 20.6% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  Salaries and related personnel costs increased $155 as a result of our acquisition of our advisor on December 29, 2004.

Other income.  Other income increased $725 or 109.7% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to an increase in interest earned on short-term investments as a result of increases in interest rates.  In addition, other income increased $247 from acquisition fees we earned on properties purchased by the joint venture and from interest income of $248 related to interim financing we provided to the joint venture for properties it acquired.

Interest expense.  Interest expense for the total portfolio increased $2,192 or 7.8% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 primarily due to an increase in the weighted average interest rate on our variable rate mortgages payable resulting in an increase in interest expense for the three months ended September 30, 2005 of $1,054.  Interest expense increased by $689 as a result of a full three months of interest of on mortgages payable of $166,588 financed between the July 1, 2004 and June 30, 2005.  Interest expense increased $305 on the line of credit of which $35,000 and none were outstanding at September 30, 2005 and 2004, respectively.

Interest expense for the same store portfolio increased $1,166 or 4.3% for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 primarily due to an increase in the weighted average interest rate on our variable rate mortgages payable resulting in an increase in interest expense for the three months ended September 30, 2005 of $1,054.

Comparison of the nine months ended September 30, 2005 to September 30, 2004.  The table below represents selected operating information for our total portfolio of 288 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of September 30, 2005.  The properties in the same store portfolio were owned for the entire nine month periods ended September 30, 2005 and September 30, 2004.

	Total Portfolio				Same Store Portfolio
			$	%			$	%
	2005	2004	Change	Change	2005	2004	Change	Change
Revenues:
Rental income	$300,855	$284,703	$16,152	5.7%	$282,493	$276,828	$5,665	2.0%
Tenant recovery income	66,404	59,776	6,628	11.1	62,494	57,589	4,905	8.5
Other property income	828	1,492	(664)	(44.5)	760	1,488	(728)	(48.9)
Total revenues	368,087	345,971	22,116	6.4	345,747	335,905	9,842	2.9

Expenses:
Property operating expenses	49,576	57,443	(7,867)	(13.7)	40,648	54,845	(14,197)	(25.9)
Real estate taxes	41,012	34,876	6,136	17.6	38,906	33,790	5,116	15.1
Depreciation and amortization	107,806	100,466	7,340	7.3	98,303	96,699	1,604	1.7
Advisor asset management fee	-	14,078	(14,078)	(100.0)	-	-	-	-
General and
administrative expenses	6,734	5,416	1,318	24.3	-	-	-	-
Total expenses	205,128	212,279	(7,151)	(3.4)	177,857	185,334	(7,477)	(4.0)

Operating income	162,959	133,692	29,267	21.9	167,890	150,571	17,319	11.5

Other income	3,585	1,535	2,050	133.6	-	-	-	-
Interest expense	(88,837)	(81,954)	(6,883)	8.4	(83,601)	(79,057)	(4,544)	5.7

Net income available to
common shareholders	$77,707	$53,273	$24,434	45.9%	$84,289	$71,514	$12,775	17.9%

Rental income.  Rental income for the total portfolio increased $16,152 or 5.7% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is primarily due to a full nine months of rental income in 2005 for the eighteen properties acquired between January 1, 2004 and December 31, 2004 and a partial nine months of rental income for the twelve properties acquired, net of five properties sold, during the nine months ended September 30, 2005 resulting in additional rental income of approximately $10,500.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $7,180.  These increases are offset by a decrease in termination fees income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $2,534 and decreases in rental income of $520 as a result of tenant bankruptcies at four properties.

Rental income for the same store portfolio increased $5,665 or 2.0% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is primarily due to a full nine months of rental income in 2005 for the twenty-two earnouts acquired during between January 1, 2004 and December 31, 2004 and a partial nine months of rental income on eight earnouts acquired during the nine months ended September 30, 2005.  Also, increased occupancy due to the completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $7,150 when combined with the increase due to earnouts.  This increase is offset by a decrease in termination fees income of $2,534 and decreases in rental income of $449 as a result of tenant bankruptcies at four properties.

Tenant recovery income. Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $6,628 or 11.1% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This is primarily due to a reduction of our estimate in the third quarter of 2004 related to our 2003 tenant recovery income by $3,618.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in insurance expense as a result of a negotiated reduction in insurance premiums.

Tenant recovery income for the same store portfolio increased $4,905 or 8.5% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This is primarily due to a reduction of our estimate in the third quarter of 2004 related to our 2003 tenant recovery income by $3,618.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation, offset by a decrease in insurance expense as a result of a negotiated reduction in insurance premiums.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $7,867 or 13.7% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 primarily due to a decrease in property management fees.  As a result of the merger on December 29, 2004, property management fees, which will no longer be incurred, decreased $15,061, offset by an increase of approximately $4,660 of corporate property management salaries and operating expenses.  This decrease was also offset by an increase of $2,110 in common area expense and an increase of $840 in uncollectible rent expense.

Property operating expenses for the same store portfolio decreased $14,197 or 25.9% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 primarily as a result of a decrease in property management fees of $14,632 as described above offset by an increase of approximately $530 in common area maintenance expenses and an increase of $730 in uncollectible rent expense.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenant according to their lease terms, for the total portfolio increased $6,136 or 17.6% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is primarily the result of increased assessed values and real estate tax rates, as well as properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $5,116 or 15.1% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is primarily as a result of increased assessed values and real estate tax rates, as well as properties where we now pay real estate taxes that were previously paid by single user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $7,340 or 7.3% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is due to a full nine months of depreciation and amortization in 2005 for the eighteen properties and twenty-four earnouts acquired between January 1, 2004 and December 31, 2004 and a partial nine months of depreciation and amortization expense for the twelve properties and ten earnouts acquired, net of five properties sold, during the nine months ended September 30, 2005.  Also, additional expenses of $1,534 were incurred for early lease terminations primarily due to the write off of in-place lease intangibles and tenant improvements of approximately $1,355.

Depreciation and amortization expense for the same store portfolio increased $1,604 or 1.7% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  This increase is due to a full nine months of depreciation and amortization in 2005 for the twenty-two earnouts acquired during between January 1, 2004 and December 31, 2004 and a partial nine months of depreciation and amortization expense on ten earnouts acquired during the nine months ended September 30, 2005.  Also, additional expenses of $603 were incurred for early lease terminations, primarily due to the write off of in-place lease intangibles and tenant improvements of approximately $424.

Advisor asset management fee.  Advisor asset management fee was $14,078 for the nine months ended September 30, 2004.  On December 29, 2004, we merged with our advisor and we subsequently no longer incur the advisor asset management fee.

General and administrative expenses.  General and administrative expenses increased $1,318 or 24.3% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  Salaries and related personnel costs in 2005 increased $862 primarily as a result of the acquisition of our advisor on December 31, 2004.

Other income.  Other income increased $2,050 or 133.6% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to an increase in interest earned on short-term investments due to increases in interest rates.  Also included in other income for the nine months ended September 30, 2005 is a gain from the sale of an office complex in Holmes Beach, Florida of $220.  In addition, there is an increase in other income due to $247 of fees earned on the acquisition of properties by the joint venture.

Interest expense.  Interest expense for the total portfolio increased $6,883 or 8.4% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 primarily due to additional interest expense of $1,248 on mortgages payable of $94,239 financed during 2005 and additional interest expense of $3,721 as a result of a full nine months of interest on mortgages payable of $375,125 financed during 2004.  The increase in the weighted average interest rate on our variable rate mortgages has also resulted in an increase in interest expense for the nine months ended September 30, 2005 of $2,804.  These increases are offset by a decrease in the interest expense of $759 on the line of credit as the weighted average outstanding balance was $13,150 and $43,800 during the nine months ended September 30, 2005 and 2004, respectively.

Interest expense for the same store portfolio increased $4,544 or 5.7% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004 primarily due to an increase in the weighted average interest rate on our variable rate mortgages resulting in an increase in interest expense for the nine months ended September 30, 2005 of $2,804.  Interest expense increased by $1,844 as a result of a full nine months of interest on mortgages payable of $233,010 financed during 2004.

Historical Cash Flows

Cash Flows from Operating Activities.  Cash provided by operating activities was $204,891 and $165,239 for the nine months ended September 30, 2005 and 2004, respectively.  The increase in net cash provided by operating activities is due to the additional rental revenues and income generated from the operations of 288 properties (which includes fourteen additional properties, net of five properties sold) owned during the nine months ended September 30, 2005, compared to 274 properties owned as of September 30, 2004.  In addition, space covered by earnout agreements was completed between September 30, 2004 and September 30, 2005 resulting in increases in rental income and operating income.

Cash Flows from Investing Activities.  Cash used in investing activities was $149,416 and $266,653 for the nine months ended September 30, 2005 and 2004, respectively.  The cash flows used in investing activities were primarily for the acquisition of seventeen properties, four land parcels and ten earnouts during the nine months ended September 30, 2005 and sixteen properties and twenty-five earnouts during the nine months ended September 30, 2004.

Our investment in securities at September 30, 2005 and December 31, 2004 consists primarily of equity investments in various REITs and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities during the nine months ended September 30, 2005 in the amount of $904, sold investment securities in the amount of $1,777 and decreased our margin account by $1,852.  We purchased investment securities during the nine months ended September 30, 2004 in the amount of $4,449, sold investment securities in the amount of $3,635 and increased our margin account by $2,205.

In 2005, we will incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid related to the projects in progress at September 30, 2005 are approximately $64,000, the majority of which we intend to spend over the next eighteen months.

Cash Flows from Financing Activities.  Cash (used in) provided by financing activities was $(33,086) and $56,875 for the nine months ended September 30, 2005 and 2004, respectively.  We generated proceeds through the DRP, net of offering costs and the SRP, of $49,237 and $56,270 for the nine months ended September 30, 2005 and 2004, respectively.  We also generated $79,737 and $226,835 from the issuance of new notes, for which mortgages were secured by eleven and twenty-seven of our properties for the nine months ended September 30, 2005 and 2004, respectively.  Proceeds from the unsecured line of credit increased cash flows from financing activities to $35,000 and $25,000 for the nine months ended September 30, 2005 and 2004, respectively.  Distributions paid increased as a result of the increase in the outstanding shares of our common stock.  We also used $37,763 and $108,652 for the principal reduction of mortgages secured by our properties and the line of credit for the nine months ended September 30, 2005 and 2004, respectively.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity, fund capital expenditures, expand our real estate investment portfolio and conduct operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we attempt to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

We are currently in the process of obtaining financing on properties which have been purchased, as well as certain of the properties which we anticipate purchasing, of approximately $31,000.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.

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

Liquidity.  On May 7, 2005, we renewed our line of credit with three financial institutions in the amount of $100,000 of which $35,000 was outstanding at September 30, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ended September 30, 2005.  This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

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

Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws.

The following table outlines the stock repurchases made during the third quarter ended September 30, 2005:

			Total Number of
			Shares Purchased as	Maximum Number of
Total Number			Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Jul 1, 2005 - Jul 31, 2005	270	$10.25	270	1,981
Aug 1, 2005 - Aug 31, 2005	537	10.25	537	1,444
Sep 1, 2005 - Sep 30, 2005	369	10.25	369	1,075
Total	1,176		1,176

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

Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties.  Earnouts represent portions of a property that were not rent-producing at the time we acquired the original property.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Our potential purchase obligations are approximately $106,000 as of September 30, 2005.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings, draws on restricted reserves and anticipated DRP proceeds.

As of October 27, 2005, we are considering the acquisition of approximately four additional properties for approximately $27,000, of which one or more of these properties may be sold to the JV.  There can be no assurance that we will acquire these properties.  These acquisitions have been approved by our Board of Directors.  We are currently in the process of obtaining financing on existing or pending properties of approximately $31,000.  As a result of the intended financings, available line of credit, funds from our joint venture, cash on hand and anticipated DRP proceeds, we believe that we will have sufficient resources to acquire these properties.

The DRP, subject to certain share ownership restrictions, will allow shareholders to automatically reinvest distributions by purchasing additional shares from us.

Effective April 7, 2005, we increased the price we would acquire shares under the DRP to $10.25 per share.

Selected Financial Data

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to net operating income as determined under generally accepted accounting principles in the United States of America, or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of REITs, also known as "NAREIT," an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those other REITs.  The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, the presentation of FFO by us may not be comparable to other similarly-titled measures presented by other REITs.  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Our FFO is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$26,156	$15,562	$77,707	$53,273
Depreciation and amortization
related to investment properties	35,997	35,134	107,463	100,466
Gain on sale of investment property	(28)	-	(248)	-

Funds From Operations	$62,125	$50,696	$184,922	$153,739

Our net income and distributions per share are based upon the diluted weighted average number of common shares outstanding.  The $0.63 per share distribution declared for each of the nine month periods ended September 30, 2005 and 2004, represents 85% and 92%, respectively, of our FFO.  The $0.21 per share distribution declared for each of the three month periods ended September 30, 2005 and 2004, represents 86% and 94%, respectively, of our FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

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

The costs of the above services are included in general and administrative expenses or property operating expenses, or are capitalized as part of property acquisitions.  During the three months ended September 30, 2005 and 2004, we incurred $343 and $850, respectively, for all the services listed above.  During the nine months ended September 30, 2005 and 2004, we incurred $1,712 and $2,282, respectively.  Of these services $28 and $953 remain unpaid as of September 30, 2005 and December 31, 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $109 and $104 for the three months ended September 30, 2005 and 2004, respectively.  These same fees totaled $326 and $302 for the nine months ended September 30, 2005 and 2004, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses totaled $53 and $56 for the nine months ended September 30, 2005 and 2004, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended September 30, 2005 and 2004, we paid loan fees totaling $63 and $31, respectively.  During the nine months ended September 30, 2005 and 2004, we paid loan fees totaling $174 and $510, respectively.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended September 30, 2005 and 2004 we incurred $2,703 and $1,611, respectively, for these services.  During the nine months ended September 30, 2005 and 2004 we incurred $5,916 and $4,304, respectively, for these services.  Of these services $68 and $329 remain unpaid as of September 30, 2005 and December 31, 2004.

In May 2005, Midwest Equities, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300 and we paid approximately $75 and $125 for the three and nine months ended September 30, 2005, respectively.  None remain unpaid as of  September 30, 2005

Prior to our acquisition of the property management companies and our former advisor, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the transaction, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the three months ended September 30, 2005 and 2004 we incurred none and $5,288, respectively, of asset management fees.  For the nine months ended September 30, 2005 and 2004, we incurred none and $14,078, respectively, of asset management fees.  None remain unpaid as of September 30, 2005 and December 31, 2004.

Also prior to the acquisition, the property management companies, which were owned principally by individuals who were affiliated with our former advisor, were entitled to receive property management fees from us totaling 4.5% of gross operating income for management and leasing services.  As a result of the acquisition, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the three and nine months ended September 30, 2005.  For the three and nine months ended September 30, 2004, we incurred $4,908 and $15,061, respectively, in property management fees which are included in property operating expenses.

Occupancy

Physical occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  Our overall average physical occupancy was approximately 94% and 95% as of September 30, 2005 and 2004, respectively.  Our overall average financial occupancy was approximately 94% and 96% as of September 30, 2005 and 2004, respectively.

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

As of September 30, 2005, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space.  Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rental rates.  In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease.  We may also require the tenant to pay us a termination fee to exit their lease early.  Annual rental income related to bankrupt or restructured tenants occupying in excess of ten thousand square feet whose space has not been re-leased represents approximately 1.9% and 2% of the total portfolio for the nine months ended September 30, 2005 and 2004, respectively.

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

Recent Accounting Pronouncement

In June 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) agreed on a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it.  The framework makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, making it more likely that general partners would be required to consolidate limited partnerships.  EITF Issue No. 04-05 is effective after June 29, 2005 for general partners of all new limited partnerships, or similar entities such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership, formed and for existing partnerships for which the partnership agreements are modified.  We do not believe that EITF 04-05 will have a material impact on our financial statements.

Subsequent Events

We paid distributions of $17,872 to our shareholders on October 7, 2005.  We declared distributions of $17,910 to our shareholders in October 2005, to be paid in November 2005.

From the period beginning October 1, 2005 through October 31, 2005, we purchased four properties comprising approximately 149 square feet, for approximately $31,190.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent.  From the period beginning October 1, 2005 through October 31, 2005, we funded earnouts on two additional tenant spaces for approximately $3,100 at one of our existing properties.

On October 7, 2005, we repaid the $35,000 line of credit that was outstanding at September 30, 2005.

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

We allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles (such as acquired above market leases, acquired below market leases, and acquired value of in-place leases), and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of September 30, 2005, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and other improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available to us in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based on a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and the location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding five thousand dollars which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment property's classification as an asset to building and other improvements.  In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes.  We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy.  It is our judgment that when over 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

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

On January 1, 2002, we adopted SFAS 141 and Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets.  The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001.  The portions of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the lives of the related leases as an adjustment to rental income.  The portion of the purchase price allocated to acquired in-place leases is amortized on a straight-line basis over the remaining lease terms as a component of depreciation and amortization expense.  Intangible assets are amortized on a straight-line basis over the life of the agreement as a component of depreciation and amortization expense.

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

Valuation of Accounts and Rents Receivable.  We take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amount outstanding, payment history, and the financial strength of each tenant.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents.  This straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  Should actual collection results differ from our estimates, our financial condition or results of operations could be negatively or positively affected.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and all amendments to those reports, if any) with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.ireic.com.  The information contained on our website, or other websites linked to our website, is not part of this document.  Shareholders wishing to communicate with the Board of Directors or any committee or the chair of any committee (including the Audit Committee) can do so by writing to the attention of the Board of Directors or committee c/o Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

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

The principal balance of $239,209 or 10.3% of our mortgages and notes payable at September 30, 2005 have variable interest rates with a weighted average rate of 4.26%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.  Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $598 per year.

The remaining principal balance of $2,085,607 of our mortgages and notes payable at September 30, 2005 has fixed interest rates with a weighted average rate of 5.12%.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs.  Interest on variable rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 225 basis points.  Variable rate loans may be prepaid without penalty, while fixed rate loans generally may be prepaid with a penalty, after specific lockout periods.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

Item 4.   Controls and Procedures

Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes to our internal controls over financial reporting during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

Except as described below, neither we nor any of our properties are presently subject to any material litigation or legal proceeding, nor, to our knowledge, is any other litigation or legal proceeding threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On July 5, 2005, we filed with the Securities and Exchange Commission a final 2005 Proxy Statement pursuant to which we requested our shareholders to approve the following matters:

•

Election of seven individuals to serve as our directors.

•

The appointment of KPMG LLP as our independent registered public accounting firm for 2005.

•

The establishment of the 2005 Equity Award Plan.

•

The establishment of the 2005 Employee Stock Purchase Plan.

At the 2005 Annual Shareholders' Meeting held on August 23, 2005, the results of the vote were as follows for each of the above matters:

-

Our shareholders elected the following persons to our Board of Directors:  Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal, Richard P. Imperiale, Robert D. Parks, Barry L. Lazarus and Brenda G. Gujral.  The following table details the results of this vote:

Director	# Shares For	% Shares For	# Shares Against	% Shares Against
Daniel K. Deighan	147,577,898	97.89%	3,184,118	2.11%
Kenneth E. Masick	149,007,344	98.84%	1,754,672	1.16%
Michael S. Rosenthal	148,900,023	98.76%	1,861,993	1.24%
Richard P Imperiale	148,940,463	98.79%	1,821,553	1.21%
Robert D. Parks	149,025,383	98.85%	1,736,633	1.15%
Barry L. Lazarus	148,960,244	98.80%	1,801,772	1.20%
Brenda G. Gujral	148,949,004	98.80%	1,813,012	1.20%

-

Our shareholders ratified the selection of KPMG LLP as our independent registered public accounting firm to examine our consolidated financial statements for our 2005 fiscal year.  The following table details the results of this vote:

	# Shares	% Shares
For	146,637,372	97.27%
Against	1,164,250	0.77%
Abstain	2,960,394	1.96%

-	Our shareholders approved the establishment of the 2005 Equity Award Plan. The following table details the results of this vote:

	# Shares	% Shares
For	137,836,670	91.43%
Against	8,008,785	5.31%
Abstain	4,916,561	3.26%

-	Our shareholders approved the establishment of the 2005 Employee Stock Purchase Plan. The following table details the results of this vote:

	# Shares	% Shares
For	133,905,980	88.82%
Against	11,610,655	7.70%
Abstain	5,245,381	3.48%

Item 6.  Exhibits

Item No.	Description

3.1(d)

Sixth Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc.  (Included as Exhibit 99.1 to Form 8-K filed September 14, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

10.46

Employment Agreement between Inland Retail Real Estate Trust, Inc. and Robert J. Walner dated September 19, 2005 (Included as Exhibit 99.1 to Form 8-K filed on September 29, 2005 [File No. 000-30413] and incorporated herein by reference.)

10.47

Indemnification Agreement between Inland Retail Real Estate Trust, Inc. and Robert J. Walner dated September 29, 2005 (Included as Exhibit 99.2 to Form 8-K filed on September 29, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Director (Principal Executive Officer)
Date:	October 31, 2005

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	October 31, 2005