Form 10-K
period 2005-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2006-03-08
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-30413

Inland Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, IL (Address of principal executive office)	60523 (Zip code)

Registrant's telephone number, including area code: 630-218-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Title of class: Common stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X  ]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ X ] Accelerated filer    [   ] Non-accelerated filer    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  [   ]  No [ X ]

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and affiliated companies at June 30, 2005 was $2,374,802,147.

As of March 3, 2006, there were 259,452,489 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s proxy statement for the annual shareholders meeting to be held in 2006 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                                Part I

Forward-Looking Statements

3

Item 1.

Business

4

Item 1(A).

Risk Factors

8

Item 1(B).

Unresolved Staff Comments

9

Item 2.

Properties

10

Item 3.

Legal Proceedings

22

Item 4.

Submission of Matters to a Vote of Security Holders

23

                                                                                Part II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

23

Item 6.

Selected Financial Data

24

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

25

Item 7(A).

Quantitative and Qualitative Disclosures about Market Risk

44

Item 8.

Consolidated Financial Statements and Supplementary Data

46

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

99

Item 9(A).

Controls and Procedures

99

Item 9(B).

Other Information

99

                                                                                Part III

Item 10.

Directors and Executive Officers of the Registrant

100

Item 11.

Executive Compensation

100

Item 12.

Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

100

Item 13.

Certain Relationships and Related Transactions

100

Item 14.

Principal Accountant Fees and Services

100

Item 15.

Exhibits and Financial Statement Schedules

101

SIGNATURES

103

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

•

Risks of real estate development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; and

•

Other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2005.

PART I

Item 1.  Business

General

Inland Retail Real Estate Trust, Inc. is a self-administered and self-managed real estate investment trust (REIT) primarily focused on acquiring, managing and developing neighborhood and community shopping centers in the eastern United States.  As of December 31, 2005, we owned a total of 284 properties containing approximately 34 million square feet.  Our anchor tenants include nationally and regionally recognized grocers, as well as tenants who provide basic household goods and services.  Some of our national tenants include Publix Super Markets, Wal-Mart, Lowe’s Home Center, Kohl’s Department Stores, Dick’s Sporting Goods, PetSmart, Eckerd Drug Store, Best Buy, Michaels Store and Barnes & Noble.

We have a 20% ownership interest in and are the managing member of Inland-SAU Retail Fund L.L.C. (SAU JV), which we have determined is not a variable interest entity.  SAU JV was formed on May 13, 2005 and is a strategic joint venture formed between us and Special Account-U, L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  We account for our investment in this unconsolidated joint venture using the equity method of accounting.  As of December 31, 2005, SAU JV owned a total of 21 properties containing approximately 1.6 million square feet.  See Note 7 Investment in Unconsolidated Joint Venture in our accompanying Consolidated Financial Statements for further discussion.

All amounts in this Form 10-K are stated in thousands, with the exception of square footage, per share amounts and number of properties.

Operating Strategies

Combining stability of day-to-day operations with growth opportunities, while effectively mitigating risk to our shareholders, is our primary goal. We seek to provide an attractive return to our shareholders by taking advantage of our strong presence in many markets.  We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations.  Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates.  We focus on the needs and problems facing our tenants, so we can provide solutions whenever possible.  Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency.  The result of these activities, we believe, will lead to continued profitability and growth as we go forward.

We expect to continue to acquire and develop properties that meet our investment criteria.  This includes:

-	Purchasing properties in markets where we have a strong presence or enjoy other advantages;
-	Acquiring or developing properties which have at least one anchor tenant with national or regional exposure;
-	Evaluating such criteria as quality of construction, location, design, visibility, and tenant sales per square foot;
-	Closing on properties which have the potential to increase rents, reduce expenses or benefit from redevelopment; and
-	Focusing on trends in the national or local markets when evaluating potential acquisitions.

We use our financial strength to gain what we believe is a competitive advantage in the marketplace.  Although we are not currently raising capital, our cash reserves, available lines of credit, cash flow from operations and other financial relationships enable us to close acquisitions promptly.  Our reputation often enables us to complete a transaction, even if we are not the highest bidder.  We generally do not place a property in escrow and then attempt to renegotiate the price prior to closing, otherwise known in the industry as "re-trading."  If we are not satisfied with a potential acquisition during due diligence we do not close on that property.  We may, however, acquire that property at a lower price than we originally offered, if the seller makes such a proposal to us.

Because we own approximately 34 million square feet of retail real estate, day-to-day property management is a key element of our operating strategy.  Our asset management philosophy necessarily includes working closely with our property managers to attempt to achieve the following goals:

-	Employ experienced, well trained property managers, leasing agents and collection personnel;
-	Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;
-	Improve rental income and cash flow by aggressively marketing rentable space;
-	Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;
-	Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants providing basic consumer goods and services;
-	Identify properties that will benefit from asset enhancement including renovation and re-tenanting; and
-	Work closely with our key anchor tenants to maintain an effective dialogue.

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

Business Strategy and 2005 Results

We are currently developing seven properties and redeveloping four properties.  SAU JV acquired 21 properties in 2005 and will continue to seek acquisitions going forward.  As of March 3, 2006, SAU JV has acquired one property and has four additional properties in its acquisition pipeline. We are in the planning stages for additional joint ventures.  We are also now in the process of identifying those properties which will benefit from redevelopment, including significant upgrades in appearance, additions to existing space through planning techniques, working with tenants to extend leases while they improve their stores, and developing vacant land which we own.  While we have not offered for sale any of our properties, we will evaluate the potential to sell properties which are not located in our core markets.

The market for stable, high quality retail acquisitions has continued to be very competitive.  Management has determined that we will pursue properties which fit our acquisition criteria, with the intent of purchasing them for our own portfolio or offering to them to our existing joint venture, pursuant to established criteria.  In those instances where we purchase for our portfolio, we may do this with the intent of later offering certain properties, including those which we currently own, to the new joint ventures we are planning. Optimally, we would then begin a new joint venture relationship with a core group of properties under our control.  We have implemented this strategy in order to adapt to the market place while generating what we believe are attractive returns to our shareholders.

2005 Acquisitions / Dispositions

We acquired nine retail properties and four land parcels for future development totaling approximately 462,000 square feet and 44 acres, respectively.  We acquired 12 properties totaling approximately 808,000 square feet on behalf of SAU JV.  These properties were subsequently sold at our cost to SAU JV upon completion of the due diligence process by SAU and are included in the 21 properties owned by SAU JV at December 31, 2005.  We also funded 11 earnouts at five of our existing properties totaling approximately 77,000 square feet.  Each property was purchased through an entity or entities controlled by us, usually a limited liability company (LLC), for which separate business and financial records are maintained.  The acquisitions were completed as separate transactions for an aggregate gross purchase price of $204,445.

We sold one office building totaling approximately 4,700 square feet and three outlots totaling approximately four acres for an aggregate sales price of $2,620.  As a result of these dispositions and properties sold to SAU JV, we have recognized gains of $2,515.

2005 Financings

During 2005, we closed on 15 mortgages payable, including eight mortgages payable subsequently assumed by SAU JV when they acquired the related properties from us, resulting in net proceeds of $51,316.  These mortgages payable have fixed interest rates ranging from 4.60% to 5.50%.  We refinanced two mortgages payable that matured in 2005 resulting in additional proceeds of $575, net of the debt repaid.  The new mortgages payable have fixed interest rates of 4.57% and 4.73%.

Throughout 2005 we borrowed $135,000 on the line of credit and used the proceeds for the acquisition of investment properties and funding short term advances to our joint venture for its acquisition activities.  We repaid the outstanding balance on the line of credit from proceeds from the issuance of mortgages payable and repayment of the short term advances by SAU JV.

Financing Strategy

Included in this section is a discussion of the status of the financing which is in place on the properties in our portfolio, our line of credit and our view toward future financing issues.

At December 31, 2005, we have 276 permanent loans in place, each secured by individual properties.  SAU JV has 21 individual loans in place secured by either the individual properties owned by SAU JV or the members interest in the limited liability company which owns each property.  In addition we have a line of credit, described below, under which we can borrow funds as needed, repay them and borrow again.  We have generally financed each of our acquisitions with individual permanent debt on terms ranging from five to ten years.  Financing has been placed on a property after it closes and the proceeds from such financing have enabled us to purchase or develop additional properties.  Overall our borrowings have been approximately 50% to 60% of the cost of each property.  We employ financing strategies to take advantage of trends we anticipate with regard to interest rates.  One such strategy is if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date.  In other instances we may elect not to place individual permanent debt on each acquisition or as replacement debt for each loan that matures.  Such decisions will be made on an individual basis and will be influenced by the availability of cash on hand, other sources of financing such as our line of credit or bridge facilities which may be available to us and our evaluation of the future trend of interest rates, as discussed below.

On May 7, 2005, we renewed the existing line of credit we have with three financial institutions in the amount of $100,000 of which none was outstanding at December 31, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  We expect to renew this facility in 2006.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ended December 31, 2005.  This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

We have a relatively minor amount of debt maturing in 2006, with increasing amounts maturing in years thereafter.  There are a number of options to replace maturing debt which we are considering, however to date no specific decisions have been made.  We believe we would have the ability to replace individual permanent loans with new permanent loans, or use a combination of our line of credit, bridge financing, cash on hand or additional debt or equity sources. Financial institutions continually update their products to meet the demands of the market place, and we evaluate those products, including derivatives, on a regular basis.  REITs similar to us often do not place individual permanent debt on each of their properties. Instead many of them raise funds through direct issuance of corporate debt, which can result in lower overall borrowing costs under certain circumstances.  We intend to take a proactive approach to refinancing our existing debt as the time for significant maturities comes closer.  The strategy we employ will depend on the availability, applicability and pricing of the financing sources described above.

Business Acquisition

On December 29, 2004, we acquired four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which provided business management, advisory and property management services to us.  As a result of these acquisitions, our accompanying Consolidated Financial Statements include the acquired companies’ assets and liabilities effective on December 29, 2004 and results of operations beginning January 1, 2005.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

Employees

As of December 31, 2005, we employed 168 individuals (including executive, administrative and field personnel).

Stock Plans

On August 27, 2005, our Board of Directors unanimously approved an amendment which increased our authorized shares from 280,000 shares of common stock to 500,000 shares of common stock.

Our Independent Director Stock Option Plan, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of December 31, 2005, options to acquire 8 shares were exercised.  As of December 31, 2005 and 2004, options to acquire 14 and 20 shares of common stock were outstanding, respectively.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of December 31, 2005 and 2004, 8,551 had been issued, of which 547 have expired as of December 31, 2005.  As of January 31, 2006, approximately 2,002 warrants have expired.  At December 31, 2005, no warrants had been exercised.  As of March 3, 2006, 44 warrants have been exercised.

On August 23, 2005, our shareholders approved an Equity Award Plan (EAP) and an Employee Stock Purchase Plan (ESPP).  The EAP will allow certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP is to provide an incentive to those employees so that we can retain executive level talent.  The EAP will be available only to employees of ours.  We have reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  Our Board of Directors may amend this plan at any time.

On August 23, 2005, we granted twenty-five thousand stock options to an executive employee at an exercise price of $10.75 per share and a term of ten years.  These options vest and become exercisable over three years, in one-third installments, commencing August 23, 2006.

The ESPP will allow our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP is to provide our employees with an opportunity to have a stake in the success of the company.  The ESPP will be available only to employees of ours.  We have reserved 200 shares of common stock under the ESPP with these shares available through June 30, 2007.  The ESPP became available to our employees on January 1, 2006.  The purchase price of the shares will be at 85% of fair market value and be limited to five thousand shares or $25 per employee per calendar year.  We will incur, as an expense, the 15% discount.  Our Board of Directors may amend this plan at any time.

During 2005, we issued 11,377 shares pursuant to the distribution reinvestment program (DRP) and the exercising of stock options for $114,474.  We also repurchased 4,464 shares for an aggregate cost of $45,347 through our share repurchase program (SRP).

Current shareholders can reinvest their distributions via our DRP.  Approximately 50% of our monthly distributions to shareholders are being reinvested through the DRP.  On an annual basis, the total we expect to receive from the DRP at the current rate of reinvestment is approximately $115,000.

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

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC.  Our website address is www.ireic.com.  The information contained on our website, or other websites linked to our website, is not part of this document.  Shareholders wishing to communicate with the Board of Directors or any committee can do so by writing to the attention of the Board of Directors or committee in care of Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(A).  Risk Factors

Management believes the most significant business risks we face are:

-

Poor sales performance by our tenants due to either a downturn in the national economy, competition from retailers who pass on significant costs savings to their customers through highly efficient operations and the affect of technology on certain retail business;

-

Increased cost, and availability of, borrowing;

-

Significantly higher insurance costs primarily due to catastrophic weather related events;

-

Increased competition for, resulting in higher prices of, real estate acquisitions; and

-

Higher costs to develop properties.

The revenue we generate from the operation of our properties depends upon healthy sales levels of our tenants. The industry has established certain occupancy cost percentages for tenants in different business as a measure of how well they can cover their fixed cost of operation. For example, rent at our properties represents a fixed cost to our tenants regardless of their sales revenue. The lower the ratio of fixed cost to sales revenue, the better a tenant is able to meet its obligations. Pressure is placed on a tenant’s sales when a competitor gains a cost advantage which can be reflected in its pricing. The affect of warehouse or large scale retail formats offering lower pricing has had a significant impact on the grocery and electronics business in particular. Also, the ability of consumers to rent movies through their cable or satellite providers has had a devastating affect on the retail movie rental chains. When we evaluate a potential acquisition we make an assessment of the level of competition we believe the tenants will face from changing trends in the market place. As much as possible, we purchase properties with tenants we feel have cost efficient operations, or who can generally compete effectively. We work with tenants at the properties we own to help them perform as well as possible and when tenants encounter significant financial difficulties we take steps to mitigate our potential losses. If we recognize that a tenant’s sustained revenue loss is likely to be irreversible, we may meet with that tenant and attempt to recover its space so we can release the space as quickly as possible. In some instances bankruptcies and store closings have created opportunities for us to release space at higher rental rates than previously existed. We do not expect rental losses from bankrupt or financially distressed tenants to have a material affect on our gross revenue or our overall financial position.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings which can withstand an economic downturn.  We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure.  As of December 31, 2005, the largest tenant in the portfolio, Publix Super Markets, comprised approximately 6.5% of the gross leasable area (GLA) and whose annual aggregate base rental income is approximately 5.0% of our portfolio. No other tenant comprises more than 5.0% of our portfolio, measured by either GLA or aggregate rental income.

Borrowing related costs affect all businesses, including us. The overall cost of borrowing is determined by many factors and varies over time. Since the inception of our company the relative cost of borrowing has been historically low and consequently we have chosen to place fixed rate debt on our properties at the longest term feasible. Increases in borrowing costs can be somewhat mitigated by increases in rental rates at our properties. We monitor the financial markets regularly to achieve the lowest possible overall cost of funds for our portfolio.

Weather related events have had a material economic affect in the southeastern United States over the past two years. We have been fortunate in that our properties have suffered relatively minor damage as result of seven hurricanes in the past sixteen months. However, we are aware that because of these events many insurance companies are facing serious liquidity problems which will result in higher premiums for everyone in our industry. To some degree we will be able to pass these costs on to our tenants as part of common area charges provided for in the vast majority of our leases. As a practical matter, smaller tenants may not be able to bear the full affect of the increase in insurance premiums which will result in higher operating costs to us. We are currently working with our insurers to mitigate the increased cost of coverage, including some recently proposed alternatives which would allow us flexibility in setting deductible levels.

Because of volatility in certain sectors of the economy which began with problems related to the technology industry approximately five years ago, real estate investment has been elevated to coveted status. Real estate in the United States is viewed by many as a generally secure hedge against inflation and now is included in the portfolios of small and large investors alike. Buyers of real estate face competition from foreign and domestic investors including sellers of property seeking to defer their gains through the purchase of a like kind investment. The “risk premium” associated with the purchase of real estate is historically high, which means there is significant pressure on us to acquire property which can produce acceptable returns to our shareholders. While the popularity of real estate is gratifying, we must compete effectively to maintain a pipeline of quality properties for our portfolio as well as for our joint venture. We are fortunate in that we maintain relationships with many sellers who, over the years, have provided us with multiple acquisitions. We have also worked hard to streamline our acquisition procedures, including due diligence and legal functions, which helps shorten the time frame for closing after a property is placed under contract. We have found that offering a short due diligence period to sellers is a significant factor in being able to acquire a higher volume of properties.

The combination of weather related rebuilding in the southeast and construction activity attributable to rapid population growth have caused some shortages in building materials and labor. These factors have also resulted in increased time frames for delivery of completed projects. Recently we have experienced cost increases in construction of approximately 15% over years prior to 2005. For the development projects we are currently involved in, these increased construction costs are offset by increase in the rents we are receiving from tenants. We plan to carefully monitor these costs going forward. If we are not able to achieve rents at levels high enough to justify starting a development, we may choose to postpone it. In that instance we will sustain added holding costs related to unimproved land.

Item 1(B).  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2005, we, through separate limited partnerships or limited liability companies, have acquired fee ownership of 194 shopping centers and 90 free-standing single-user retail buildings containing an aggregate of approximately 34 million gross leasable square feet located in 25 states, with significant concentrations in Georgia, Florida and North Carolina.  As of December 31, 2005, our overall average percent leased and physical occupancy were approximately 95.3% and 94.4%, respectively.

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

Property Name and Location	Type	Year Acquired	Year Built/ Renovated	Gross Leasable Area (Sq. Ft.)	Percent Leased	Mortgages Payable at 12/31/2005
440 Commons	NC	2003	1997	162,533	100%	$ 9,875
Jersey City, NJ
Aberdeen Square	NC	2001	1990	70,555	100%	3,670
Boynton Beach, FL
Abernathy Square	NC	2001	1983/1994	131,516	99%	13,392
Atlanta, GA
Acworth Avenue	NC	2000	2001	16,130	100%	-
Acworth, GA
Adams Farm	NC	2004	2004	110,008	88%	6,700
Greensboro, NC
Aiken Exchange	NC	2004	2004	101,558	97%	7,350
Aiken, SC
Albertsons at Bloomingdale Hills	NC	2003	2002	78,686	100%	3,175
Brandon, FL
Alexander Place	NC	2004	2004	143,073	96%	15,000
Raleigh, NC
Anderson Central	NC	2001	1999	223,211	96%	8,600
Anderson, SC
Bank First	SU	2003	1990	3,348	100%	-
Winter Park, FL
Barrett Pavilion	NC	2003	1998	460,923	100%	44,000
Kennesaw, GA
Bartow Marketplace	NC	1999	1995	375,067	99%	13,475
Cartersville, GA
Bass Pro Outdoor World	SU	2002	1999	165,000	100%	9,100
Dania Beach, FL
Bellevue Place Shopping Center	NC	2003	2003	77,180	96%	5,985
Nashville, TN
Bi-Lo - Asheville	NC	2003	2003	54,319	97%	4,235
Asheville, NC
Bi-Lo - Northside Plaza	SU	2003	1999	41,581	100%	2,200
Greenwood, SC
Bi-Lo - Shelmore	SU	2003	2002	64,368	100%	6,350
Mt. Pleasant, SC
Bi-Lo - Southern Pines	NC	2003	2002	57,404	100%	3,950
Southern Pines, NC
Bi-Lo - Sylvania	SU	2003	2002	36,000	100%	2,420
Sylvania, GA
Birkdale Village	NC	2003	2003	631,537	90%	55,000
Charlotte, NC

Birkdale Village Outlot	NC	2005	2002/2003	14,225	100%	-
Charlotte, NC
BJ'S Wholesale Club	SU	2003	2002	99,792	100%	7,117
Charlotte, NC
Boynton Commons	NC	1999	1998	210,488	100%	15,125
Boynton Beach, FL
Brandon Blvd. Shoppes	NC	2001	1994	85,377	100%	5,137
Brandon, FL
Brick Center Plaza	NC	2003	1999	114,028	100%	10,300
Brick, NJ
Bridgewater Marketplace	NC	1999	1998	57,960	100%	2,988
Orlando, FL
Camfield Corners	NC	2003	1994	69,910	100%	5,150
Charlotte, NC
Camp Hill Center	NC	2003	1978/2002	62,888	100%	4,300
Harrisburg, PA
Capital Crossing	NC	2003	1995	83,248	100%	5,478
Raleigh, NC
Capital Plaza	NC	2004	2004	46,793	100%	4,109
Wake Forest, NC
Carlisle Commons	NC	2003	2001	394,033	99%	21,560
Carlisle, PA
Cascades Marketplace	NC	2003	1998	101,606	100%	9,240
Sterling, VA
Casselberry Commons	NC	1999	1973/1998	228,976	91%	8,703
Casselberry, FL
Cedar Springs Crossing	NC	2003	2001	86,570	98%	5,800
Spartanburg, SC
Center Pointe Plaza I	NC	2004	2004	64,487	88%	4,250
Easley, SC
Center Pointe Plaza II	NC	2005	2004	7,800	100%	-
Easley, SC
Chatham Crossing	NC	2002	2002	32,000	91%	2,190
Siler City, NC
Chesterfield Crossings	NC	2002	2000	79,802	90%	6,380
Richmond, VA
Chickasaw Trails Shopping Center	NC	2001	1994	75,492	100%	4,400
Orlando, FL
Circuit City - Cary	SU	2002	2000	27,891	100%	3,280
Cary, NC
Circuit City - Culver City	SU	2003	1998	32,873	100%	4,813
Culver City, CA
Circuit City - Dothan	SU	2005	2004	33,906	100%	-
Dothan, AL
Circuit City - Highland Ranch	SU	2003	1998	43,480	100%	3,160
Highland Ranch, CO
Circuit City - Olympia	SU	2003	1998	35,776	100%	3,160
Olympia, WA
Circuit City - Rome	SU	2002	2001	33,056	100%	2,470
Rome, GA
Circuit City - Vero Beach	SU	2002	2001	33,243	100%	3,120
Vero Beach, FL
Circuit City Plaza	NC	2002	1999	78,625	98%	6,275
Orlando, FL
Citrus Hills	NC	2001	1994/2003	68,927	100%	3,000
Citrus Hills, FL

City Crossing	NC	2002	2001	188,333	99%	10,070
Warner Robins, GA
Clayton Corners	NC	2002	1999	125,653	87%	9,850
Clayton, NC
Clearwater Collection	RD	2005	1995/2005	131,335	9%	-
Clearwater, FL
Clearwater Crossing	NC	2003	2003	90,566	97%	7,800
Flowery Branch, GA
Colonial Promenade Bardmoor Center	NC	2003	1991	152,667	89%	9,400
Largo, FL
Columbia Promenade	NC	2001	2000	65,883	98%	3,600
Kissimmee, FL
Columbiana Station	NC	2002	1999	270,123	94%	25,900
Columbia, SC
Columbiana Station II	NC	2005	2003	88,956	91%	-
Columbia, SC
Commonwealth Center II	NC	2003	2002	165,413	99%	12,250
Richmond, VA
CompUSA Retail Center	NC	2002	1999	47,341	100%	4,000
Newport News, VA
Concord Crossing	NC	2003	1994	55,930	100%	2,890
Concord, NC
Conway Plaza	NC	2000	1985/1999	117,723	100%	5,000
Orlando, FL
Cortez Plaza	NC	2003	1966/1988	289,045	99%	16,446
Bradenton, FL
CostCo Plaza	NC	2003	1987/1992	209,831	99%	9,255
White Marsh, MD
Countryside	NC	1999	1997	73,986	100%	4,300
Naples, FL
Covington Corners	SU	2002	1999	15,590	100%	1,885
Covington, LA
Cox Creek Shopping Center	NC	2002	2001	173,989	100%	14,787
Florence, AL
Creeks at Virginia Center	NC	2003	2002	266,308	100%	26,944
Richmond, VA
Creekwood Crossing	NC	2001	2001	227,085	80%	11,750
Bradenton, FL
Crossroads Plaza	NC	2003	2003	89,627	100%	9,900
Lumberton, NJ
Crystal Springs Shopping Center	NC	2002	2001	66,986	100%	4,070
Crystal Springs, FL
CVS Pharmacy #5040-01	SU	2003	1997	9,504	100%	1,407
Kissimmee, FL
CVS Pharmacy #6226-01	SU	2003	1997	9,504	100%	1,005
Oklahoma City, OK
CVS Pharmacy #6794-01	SU	2003	1997	10,908	100%	1,540
Ft. Worth, TX
CVS Pharmacy #6841-01	SU	2003	1997	9,504	100%	1,203
Wichita Falls, TX
CVS Pharmacy #6967-01	SU	2003	1997	10,560	100%	1,338
Richardson, TX
CVS Pharmacy #6974-01	SU	2003	1997	10,560	100%	1,316
Richardson, TX
CVS Pharmacy #6978-01	SU	2003	1997	9,504	100%	1,036
Wichita Falls, TX

CVS Pharmacy #6982-01	SU	2003	1997	9,504	100%	1,097
Dallas, TX
CVS Pharmacy #7440-01	SU	2003	1997	9,504	100%	1,177
Dallas, TX
CVS Pharmacy #7579-01	SU	2003	1997	10,908	100%	1,521
Richland Hills, TX
CVS Pharmacy #7642-01	SU	2003	1997	9,504	100%	1,022
Lake Worth, TX
CVS Pharmacy #7678-01	SU	2003	1997	10,908	100%	1,546
River Oaks, TX
CVS Pharmacy #7709-01	SU	2003	1997	9,504	100%	845
Tyler, TX
CVS Pharmacy #7785-01	SU	2003	1997	9,504	100%	941
Ft. Worth, TX
CVS Pharmacy #7804-01	SU	2003	1997	10,908	100%	1,445
Plano, TX
Cypress Trace	NC	2004	2004	276,211	96%	16,000
Ft. Meyers, FL
David's Bridal Center	NC	2004	2004	14,000	100%	-
Macon, GA
Denbigh Village	NC	2003	1998/2003	334,805	87%	11,457
Newport News, VA
Douglasville Pavilion	NC	2001	1998	267,010	97%	14,923
Douglasville, GA
Downtown Short Pump	NC	2003	2000	126,055	94%	18,480
Richmond, VA
Duvall Village	NC	2002	1998	88,022	100%	9,006
Bowie, MD
East Hanover Plaza	NC	2003	1994	97,500	100%	9,280
East Hanover, NJ
Eckerd Drug Store - Blackstock	SU	2002	2002	10,908	100%	1,492
Spartanburg, SC
Eckerd Drug Store - Concord	SU	2002	2002	10,908	100%	1,234
Concord, NC
Eckerd Drug Store - Gaffney	SU	2002	2003	13,818	100%	-
Gaffney, SC
Eckerd Drug Store - Greenville	SU	2001	2001	10,908	100%	1,540
Greenville, SC
Eckerd Drug Store - Perry Creek	SU	2002	2003	10,908	100%	1,565
Raleigh, NC
Eckerd Drug Store - Piedmont	SU	2003	2000	10,908	100%	1,100
Piedmont, SC
Eckerd Drug Store - Spartanburg	SU	2001	2001	10,908	100%	1,542
Spartanburg, SC
Eckerd Drug Store - Tega Cay	SU	2002	2002	13,824	100%	1,678
Tega Cay, SC
Eckerd Drug Store - Woodruff	SU	2002	2002	13,824	100%	1,561
Woodruff, SC
Eckerd Drug Store #0234	SU	2003	1997	10,880	100%	1,161
Marietta, GA
Eckerd Drug Store #0444	SU	2003	1997	10,594	100%	1,129
Gainesville, GA
Eckerd Drug Store #2320	SU	2003	1997	10,594	100%	1,271
Snellville, GA
Eckerd Drug Store #3449	SU	2003	1997	9,504	100%	1,120
Lawrenceville, GA

Eckerd Drug Store #5018	SU	2003	2000	10,908	100%	1,582
Amherst, NY
Eckerd Drug Store #5661	SU	2003	2000	12,739	100%	1,777
Buffalo, NY
Eckerd Drug Store #5786	SU	2003	2000	10,908	100%	905
Dunkirk, NY
Eckerd Drug Store #5797	SU	2003	2000	10,908	100%	1,636
Cheektowaga, NY
Eckerd Drug Store #6007	SU	2003	1999	10,908	100%	1,636
Connelsville, PA
Eckerd Drug Store #6036	SU	2003	1999	10,908	100%	1,636
Pittsburgh, PA
Eckerd Drug Store #6040	SU	2003	1998	12,738	100%	1,911
Monroeville, PA
Eckerd Drug Store #6043	SU	2003	1999	10,908	100%	1,636
Monroeville, PA
Eckerd Drug Store #6062	SU	2003	1999	10,908	100%	1,418
Harborcreek, PA
Eckerd Drug Store #6089	SU	2003	2000	10,908	100%	1,374
Weirton, WV
Eckerd Drug Store #6095	SU	2003	2000	10,908	100%	1,571
Cheswick, PA
Eckerd Drug Store #6172	SU	2003	1999	10,908	100%	1,636
New Castle, PA
Eckerd Drug Store #6193	SU	2003	1999	10,908	100%	1,636
Erie, PA
Eckerd Drug Store #6199	SU	2003	1999	10,908	100%	1,636
Millcreek, PA
Eckerd Drug Store #6257	SU	2003	1999	10,908	100%	640
Millcreek, PA
Eckerd Drug Store #6286	SU	2003	1999	10,908	100%	1,601
Erie, PA
Eckerd Drug Store #6334	SU	2003	1999	10,908	100%	1,636
Erie, PA
Eckerd Drug Store #6392	SU	2003	2000	10,908	100%	1,636
Penn, PA
Eckerd Drug Store #6695	SU	2003	1999	10,908	100%	1,636
Plum Borough, PA
Edgewater Town Center	NC	2003	2000	166,421	92%	14,000
Edgewater, NJ
Eisenhower Crossing I & II	NC	2001	2002	406,740	98%	23,800
Macon, GA
Fayette Pavilion I, II, III & IV	NC	2003	1995/2002	1,192,266	99%	78,400
Fayetteville, GA
Fayetteville Pavilion	NC	2001	1998/2001	272,385	100%	15,937
Fayetteville, NC
Flamingo Falls	NC	2003	2001	108,565	100%	13,200
Pembroke Pines, FL
Forest Hills Centre	NC	2002	1989	73,280	93%	3,660
Wilson, NC
Forestdale Plaza	NC	2002	2001	53,239	84%	3,319
Jamestown, NC
Fountains	NC	2003	1989	411,486	86%	32,500
Plantation, FL
Gateway Market Center	NC	2000	2000	231,106	95%	11,000
St. Petersburg, FL

Gateway Plaza - Jacksonville	NC	2002	2001	101,729	97%	6,500
Jacksonville, NC
Gateway Plaza II - Conway	NC	2002	2002	62,428	100%	3,480
Conway, SC
Glenmark Centre	NC	2003	1999/2000	122,375	100%	7,000
Morgantown, WV
Golden Gate	NC	2002	1962/2002	153,113	94%	6,379
Greensboro, NC
Goldenrod Groves	NC	2002	1985/1998	108,944	88%	4,575
Orlando, FL
Goody's Shopping Center	SU	2003	1999	22,560	100%	1,185
Augusta, GA
Hairston Crossing	NC	2002	2002	57,884	100%	3,655
Decatur, GA
Hampton Point	NC	2002	1993	58,316	100%	2,475
Taylors, SC
Harundale Plaza	NC	2002	1999	217,619	100%	12,362
Glen Burnie, MD
Heather Island Plaza	NC	2005	2005	70,970	97%	6,155
Silver Springs Shores, FL
Heritage Pavilion	NC	2003	1995	262,961	77%	21,500
Smyrna, GA
Hilliard Rome	NC	2003	2001	110,871	100%	11,565
Columbus, OH
Hillsboro Square	NC	2002	1978/2002	145,472	100%	12,100
Deerfield Beach, FL
Hiram Pavilion	NC	2003	2002	335,553	100%	19,369
Hiram, GA
Houston Square	NC	2003	1994	60,799	98%	2,750
Warner Robins, GA
Jo-Ann Fabrics	SU	2001	2000	38,418	100%	2,450
Alpharetta, GA
Jones Bridge Plaza	NC	2002	1999	83,363	98%	4,350
Norcross, GA
KB Homes	SU	2001	1998	22,255	100%	2,000
Daytona Beach, FL
Kensington Place	NC	2003	1998	70,607	92%	3,750
Murfreesboro, TN
Killearn Shopping Center	NC	2003	1980	95,229	100%	5,970
Tallahassee, FL
Kmart	SU	2001	2000	102,098	0%	4,655
Macon, GA
Kroger - Cincinnati	SU	2003	1998	56,634	100%	3,969
Cincinnati, OH
Kroger - West Chester	SU	2003	1998	56,083	100%	2,475
West Chester, OH
Kroger- Grand Prairie	SU	2003	1998	60,835	100%	3,086
Grand Prairie, TX
Lake Olympia Square	NC	1999	1995	87,456	100%	4,937
Ocoee, FL
Lake Walden Square	NC	1999	1992	261,897	57%	9,260
Plant City, FL
Lakeview Plaza	NC	2002	1998	54,788	98%	3,613
Kissimmee, FL
Lakewood Ranch	NC	2002	2001	69,471	100%	4,400
Bradenton, FL

Largo Town Center	NC	2003	1991	260,797	95%	17,200
Upper Marlboro, MD
Lexington Place	NC	2003	2003	83,167	100%	5,300
Lexington, SC
Loisdale Center	NC	2003	1999	120,742	100%	15,950
Springfield, VA
Lowe's Home Improvement	SU	2001	2000	131,575	100%	4,845
Warner Robbins, GA
Lowe's Home Improvement - Baytown	SU	2003	1998	125,357	100%	6,099
Baytown, TX
Lowe's Home Improvement - Cullman	SU	2003	1998	101,287	100%	4,737
Cullman, AL
Lowe's Home Improvement - Houston	SU	2003	1998	131,644	100%	6,393
Houston, TX
Lowe's Home Improvement - Steubenville	SU	2003	1998	130,497	100%	6,061
Steubenville, OH
Manchester Broad Street	SU	2003	1995/2003	68,509	100%	7,205
Manchester, CT
Market Place	NC	2004	2004	107,445	100%	-
Ft. Meyers, FL
Market Square	NC	2003	1974/1990	121,766	99%	8,051
Douglasville, GA
Marketplace at Mill Creek	NC	2003	2003	403,106	97%	27,700
Buford, GA
McFarland Plaza	NC	2002	1999	229,323	99%	8,425
Tuscaloosa, AL
Meadowmont Village Center	NC	2002	2002	132,857	91%	13,400
Chapel Hill, NC
Melbourne Shopping Center	NC	2002	1960/1999	204,218	92%	5,944
Melbourne, FL
Merchants Square	NC	1999	1993	74,837	81%	3,108
Zephyrhills, FL
Middletown Village	NC	2003	2003	98,161	100%	10,000
Middletown, RI
Midway Plaza	NC	2003	1985	227,209	85%	15,638
Tamarac, FL
Mill Pond Village	NC	2004	2004	84,364	86%	8,500
Cary, NC
Monroe Shopping Center	NC	2003	1994	45,080	100%	1,915
Monroe, NC
Mooresville Marketplace	NC	2004	2004	60,169	91%	3,893
Mooresville, NC
Naugatuck Valley Shopping Center	NC	2003	2003	383,332	100%	28,600
Waterbury, CT
Newnan Pavilion	NC	2002	1998	459,599	100%	20,413
Newnan, GA
North Aiken Bi-Lo Center	NC	2002	2002	59,204	98%	2,900
Aiken, SC
North Hill Commons	NC	2003	2000	43,149	100%	2,475
Anderson, SC
Northlake Commons	NC	2003	1987/2003	146,808	84%	13,376
Palm Beach Gardens, FL
Northpoint Marketplace	NC	2002	2001	102,252	84%	4,535
Spartanburg, SC
Oak Summit	NC	2003	2003	136,994	95%	8,200
Winston-Salem, NC

Oakley Plaza	NC	2003	1988	118,727	99%	5,175
Asheville, NC
Oleander Shopping Center	NC	2002	1989	51,888	100%	3,000
Wilmington, NC
Overlook at King of Prussia	NC	2003	2002	186,980	100%	30,000
King of Prussia, PA
Paradise Place	NC	2003	2003	69,620	95%	6,555
West Palm Beach, FL
Paradise Promenade	NC	2004	2004	70,271	98%	6,400
Davie, FL
Paraiso Plaza	NC	2003	1997	60,712	98%	5,280
Hialeah, FL
PetSmart - Chattanooga	SU	2001	1995	26,040	100%	1,304
Chattanooga, TN
PetSmart - Daytona Beach	SU	2001	1996	26,194	100%	1,361
Daytona Beach, FL
PetSmart - Fredricksburg	SU	2001	1997	26,067	100%	1,435
Fredricksburg, VA
Piedmont Plaza	RD	2004	2004	148,075	86%	5,797
Apopka, FL
Plant City Crossing	NC	2002	2001	85,252	98%	5,900
Plant City, FL
Plaza Del Paraiso	NC	2003	2003	82,441	100%	8,440
Miami, FL
Pleasant Hill	NC	2000	1997/2000	282,137	98%	17,120
Duluth, GA
Pointe at Tampa Palms	NC	2003	2003	20,318	100%	2,890
Tampa, FL
Presidential Commons	NC	2002	2000	371,586	100%	26,067
Snellville, GA
Publix Brooker Creek	NC	2003	1994	77,596	99%	5,000
Palm Harbor, FL
Rainbow Foods - Garland	SU	2002	1994	70,576	0%	-
Garland, TX
Rainbow Foods - Rowlett	SU	2002	1995/2001	63,117	0%	-
Rowlett, TX
Redbud Commons	NC	2003	2004	63,937	97%	5,060
Gastonia, NC
River Ridge	NC	2002	2001	172,304	97%	14,498
Birmingham, AL
River Run	NC	2003	1989	93,643	100%	6,490
Miramar, FL
Riverdale Shops	NC	2003	1985/2003	273,307	91%	23,200
West Springfield, MA
Riverstone Plaza	NC	2002	1998	307,716	100%	17,600
Canton, GA
Rosedale Shopping Center	NC	2002	2000	119,197	95%	13,300
Huntersville, NC
Route 22 Retail Shopping Center	NC	2003	1997	110,453	100%	10,981
Union, NJ
Sand Lake Corners	NC	2001	1998/2000	189,721	99%	11,900
Orlando, FL
Sandy Plains Village	NC	2003	1978/93/95	177,599	89%	9,900
Roswell, GA
Sarasota Pavilion	NC	2002	1999	324,211	98%	21,000
Sarasota, FL

Seekonk Town Center	SU	2003	2003	80,713	100%	6,100
Seekonk, MA
Sexton Commons	NC	2002	2002	49,097	93%	4,400
Fuquay Varina, NC
Sharon Greens	NC	2002	2001	98,317	89%	6,500
Cumming, GA
Sheridan Square	NC	2003	1991	67,475	92%	3,600
Dania, FL
Shoppes at Citiside	NC	2002	2002	74,485	97%	5,600
Charlotte, NC
Shoppes at Lake Dow	NC	2003	2002	73,271	91%	6,100
McDonough, GA
Shoppes at Lake Mary	NC	2002	2001	70,863	100%	6,250
Lake Mary, FL
Shoppes at New Tampa	NC	2002	2002	158,222	98%	10,600
Wesley Chapel, FL
Shoppes at Paradise Pointe	NC	2003	1987/2000	83,929	96%	6,420
Ft. Walton Beach, FL
Shoppes at Wendover Village I	NC	2004	2004	35,895	100%	5,450
Greensboro, NC
Shoppes of Augusta	RD	2002	1999/2005	21,000	38%	1,668
Augusta, GA
Shoppes of Ellenwood	NC	2003	2003	67,721	96%	5,905
Ellenwood, GA
Shoppes of Golden Acres	NC	2002	2002	131,809	83%	7,098
Newport Richey, FL
Shoppes of Lithia	NC	2003	2003	71,430	100%	7,085
Brandon, FL
Shoppes on the Ridge	NC	2002	2003	115,671	92%	9,628
Lake Wales, FL
Shops at Oliver's Crossing	NC	2003	2003	76,512	100%	5,100
Winston-Salem, NC
Shops on the Circle	NC	2002	2000	149,085	96%	11,852
Dothan, AL
Skyview Plaza	NC	2001	1994/1998	281,244	99%	10,875
Orlando, FL
Sofa Express	SU	2004	2004	20,000	100%	-
Duluth, GA
Sony Theatre Complex	NC	2003	1993	43,404	84%	6,445
East Hanover, NJ
Southampton Village	NC	2002	2003	77,956	99%	6,700
Tyrone, GA
Southlake Pavilion	NC	2001	1996/2001	518,066	94%	36,212
Morrow, GA
Southlake Shopping Center	NC	2002	2001	131,247	99%	7,384
Cornelius, NC
Southwood Plantation	NC	2002	2003	62,840	100%	4,994
Tallahassee, FL
Spring Mall Center	NC	2003	1995/2001	56,511	100%	5,765
Springfield, VA
Springfield Park	NC	2003	1992/2000	105,321	96%	5,600
Lawrenceville, GA
Squirewood Village	NC	2003	2003	46,122	100%	1,900
Dandridge, TN
Steeplechase Plaza	NC	2001	1993	92,180	96%	4,651
Ocala, FL

Stonebridge Square	NC	2002	2002	160,104	100%	10,900
Roswell, GA
Stonecrest Marketplace	NC	2003	2002	264,650	100%	19,075
Lithonia, GA
Super Wal-Mart - Alliance	SU	2003	1998	200,084	100%	8,451
Alliance, OH
Super Wal-Mart - Greenville	SU	2003	1998	200,084	100%	9,048
Greenville, SC
Super Wal-Mart - Winston-Salem	SU	2003	1998	204,931	100%	10,030
Winston-Salem, NC
Suwanee Crossroads	NC	2003	2002	69,600	86%	6,670
Suwanee, GA
Sycamore Commons	NC	2002	2002	247,525	95%	20,000
Matthews, NC
Sycamore Commons Outlot I & II	NC	2003	2002/2004	18,010	82%	1,475
Matthews, NC
Target Center	NC	2002	2002	83,400	100%	4,192
Columbia, SC
Tequesta Shoppes Plaza	NC	2003	1986	110,105	96%	5,200
Tequesta, FL
Thompson Square Mall	NC	2004	2004	240,135	100%	13,350
Monticello, NY
Town & Country	NC	2003	1985/87/97	635,937	99%	30,751
Knoxville, TN
Town Center Commons	NC	1999	1998	72,108	96%	4,750
Kennesaw, GA
Turkey Creek I & II	NC	2002	2001	280,776	99%	19,167
Knoxville, TN
Universal Plaza	NC	2002	2002	49,505	96%	4,970
Lauderhill, FL
Valley Park Commons	RD	2003	1993	88,079	43%	6,770
Hagerstown, MD
Venture Pointe	NC	2001	1996	335,420	100%	14,472
Duluth, GA
Village Center	NC	2003	2003	227,887	99%	15,270
Mt. Pleasant, WI
Village Crossing	NC	2003	1989	434,973	100%	44,000
Skokie, IL
Village Square at Golf	NC	2002	1983/2002	126,946	86%	10,200
Boynton Beach, FL
Vision Works	SU	2003	1989	6,891	100%	-
Plantation, FL
Wakefield Crossing	NC	2002	2001	75,927	91%	5,920
Raleigh, NC
Walgreens	SU	2003	2000	15,120	100%	2,397
Port Huron, MI
Walgreens - Dearborn Heights	SU	2005	1998/1999	13,905	100%	3,550
Dearborn Heights, MI
Walgreens - Livonia	SU	2005	1998/1999	13,905	100%	2,477
Livonia, MI
Walgreens - Rockford	SU	2005	1998/1999	14,725	100%	3,223
Rockford, IL
Walks at Highwood Preserve I & II	NC	2002	2001	169,081	99%	16,930
Tampa, FL
Wal-Mart/Sam's Club	SU	2003	1998	107,929	100%	7,938
Worcester, MA

Ward's Crossing	NC	2002	2001	80,937	100%	6,090
Lynchburg, VA
Warwick Center	NC	2004	2004	159,958	89%	16,939
Warwick, RI
Watercolor Crossing	NC	2003	2003	43,200	92%	4,355
Tallahassee, FL
Waterfront Marketplace/Town Center	NC	2003	2003	719,162	99%	70,235
Homestead, PA
West Falls Plaza	NC	2003	1995	88,913	100%	11,075
West Paterson, NJ
West Oaks Towne Center	NC	2001	2000	66,539	100%	4,900
Ocoee, FL
Westside Centre	NC	2003	2002	468,307	97%	29,350
Huntsville, AL
Willoughby Hills Shopping Center	NC	2003	1985	359,410	100%	14,480
Willoughby Hills, OH
Windsor Court Shopping Center	NC	2003	1993	78,480	100%	8,015
Windsor Court, CT
Winslow Bay Commons	NC	2003	2003	255,798	99%	23,200
Mooresville, NC
Woodstock Square	NC	2001	2001	218,859	100%	14,000
Atlanta, GA
Wytheville Commons	NC	2004	2004	90,239	100%	5,591
Wytheville, VA

Total				33,700,188		$ 2,306,781

Type of Property

NC

Neighborhood and Community Multi-Tenant Retail Shopping Center

SU

Single-User Property

RD

Redevelopment Property

Information Notes

The gross leasable area for Birkdale Village includes retail, office and apartments.  The gross leasable area for Edgewater Town Center includes retail and apartments.

The following table sets forth, at December 31, 2005, information as to anchor and/or national retail tenants which individually account for at least one percent of base rent:

Tenant	Square Footage Occupied	Base Rent	Percentage of Gross Leaseable Area	Percentage of Base Rent
Publix Super Markets	2,204,518	$ 19,032	6.54%	4.99%
Circuit City	698,407	10,205	2.07%	2.68%
Wal-Mart	1,549,536	9,389	4.60%	2.46%
Eckerd Drug Store	353,459	8,074	1.05%	2.12%
PetSmart	667,062	7,790	1.98%	2.04%
Michaels Store	611,235	6,633	1.81%	1.74%
Bi-Lo	671,915	6,576	1.99%	1.73%
Ross Dress For Less	698,557	6,534	2.07%	1.71%
Linens 'N Things	495,561	5,980	1.47%	1.57%
Dick's Sporting Goods	522,321	5,966	1.55%	1.57%
Lowe's Home Center	882,501	5,867	2.62%	1.54%
Goody's Family Clothing	639,852	5,859	1.90%	1.54%
Kohl's Department Stores	801,945	5,516	2.38%	1.45%
Stop & Shop	336,538	4,936	1.00%	1.30%
Bed, Bath & Beyond	427,219	4,927	1.27%	1.29%
Barnes & Noble	289,761	4,908	0.86%	1.29%
Best Buy	313,479	4,378	0.93%	1.15%
Staples	359,095	4,124	1.07%	1.08%
Beall's	583,869	4,036	1.73%	1.06%
Kroger	513,262	3,938	1.52%	1.03%

Joint Venture Properties

As of December 31, 2005, SAU JV has acquired fee ownership of 20 shopping centers and one free-standing single-user retail building containing an aggregate of approximately 1.6 million square feet located in nine states.  As of December 31, 2005, the overall average percent leased and physical occupancy were 94.0% and 93.5%, respectively.  We have a 20% interest in SAU JV, and the underlying properties, which is accounted for using the equity method of accounting.

The anchor and/or national retail tenants that occupy these properties include Kroger, Publix Super Markets, Hobby Lobby, Circuit City, Ross Dress For Less, Office Depot, PetSmart, Staples and Petco.

Property Name and Location	Type	Year Acquired	Year Built/ Renovated	Gross Leasable Area (Sq. Ft.)	Percent Leased
American Way	NC	2005	1987	121,222	87%
Memphis, TN
Blockbuster	SU	2005	1993	6,500	100%
Marietta, GA
Broadmoor Plaza	NC	2005	1958/1987	115,569	93%
South Bend, IN
Brookhaven	NC	2005	1992	65,320	100%
Atlanta, GA
Cascade Corners	NC	2005	1994	66,844	100%
Atlanta, GA
Cascade Crossing	NC	2005	1994	63,346	100%
Atlanta, GA
Deshon Plaza	NC	2005	1994	57,555	100%
Stone Mountain, GA
Flat Shoals Crossing	NC	2005	1993	69,699	100%
Decatur, GA

Glenlake Plaza	NC	2005	1980	102,549	100%
Indianapolis, IN
Hickory Flat Village	NC	2005	2000	74,020	100%
Canton, GA
Hilander Village	NC	2005	1995	125,623	84%
Roscoe, IL
Kroger Junction	NC	2005	1984	80,753	83%
Pasadena, TX
Kroger Plaza	NC	2005	1997	63,324	100%
Virginia Beach, VA
Milan Plaza	NC	2005	1960/1975	68,964	100%
Milan, MI
North Hampton Market	NC	2005	2004	114,935	91%
Greer, SC
Oakland Market Place	NC	2005	2004	64,600	93%
Oakland, TN
Shops at Johns Creek	NC	2005	1998	18,200	100%
Suwannee, GA
South Square	NC	2005	1977/2005	89,622	100%
Durham, NC
Waynesboro Commons	NC	2005	1993	52,415	100%
Waynesboro, VA
Wendover Village II	NC	2005	2004	134,067	81%
Greensboro, NC
West Towne Commons	NC	2005	1992	62,925	100%
Jackson, TN

Total				1,618,052

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

HACKENSACK RIVERKEEPER, INC., ET AL., V HONEYWELL INTERNATIONAL, INC., ET AL., filed on January 4, 2006 in the United Stated District Court for the District of New Jersey, is a citizens suit brought against 18 parties, including government officials, under the Resource Conservation and Recovery Act to clean up 12 sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (“Inland Southeast’), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (the “Property”), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect to soil contamination.  The complaint alleges, among other things, that contaminated groundwater has reached the Hackensack River and requests that Inland Southeast remove and dispose of the contamination in the soil and groundwater on the site, and requests attorneys fees and costs, and such other relief as the Court deems appropriate.

We intend to vigorously defend the Hackensack Riverkeeper action, and believe we have meritorious defenses to contest the claims asserted by the plaintiffs.  Based upon available information, we are not able to determine the financial impact, if any, of such action, but we believe that the outcome will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

There is no established public trading market for our shares of common stock.  Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system.

The following table outlines the stock repurchases made during the fourth quarter ended December 31, 2005:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
October 1, 2005 - October 31, 2005	421	$10.25	421	654
November 1, 2005 - November 30, 2005	333	$10.25	333	321
December 1, 2005 - December 31, 2005	222	$10.25	222	99
Total	976		976

(1)

For 2005, the Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent of the weighted average of our diluted outstanding shares as of December 31, 2004. The share limit for 2005 was 4,563.

Shareholders

As of March 3, 2006 there were 58,067 shareholders of record.

Distributions

We have been paying monthly distributions since June 1999.  For the year ended December 31, 2005, we declared distributions to our shareholders of $0.83 per diluted weighted average number of shares outstanding and distributed $0.76 per share for the eleven-month period February 7, 2005 through December 7, 2005 in accordance with the Internal Revenue Code. Of the amount distributed, $0.58 qualified as distributions taxable as ordinary income and $0.18 constitute a return of capital, for Federal income tax purposes for the year ended December 31, 2005.  For the years ended December 31, 2004 and 2003, we declared distributions to our shareholders of $0.83 per diluted weighted average number of shares outstanding.  Of these amounts, $0.48 and $0.51 qualify as distributions taxable as ordinary income and $0.35 and $0.32 constitutes a return of capital for Federal income tax purpose for the years ended December 31, 2004 and 2003, respectively.

Item 6.   Selected Financial Data

For the years ended December 31, 2005, 2004, 2003, 2002 and 2001

(Dollars and shares in thousands, except for per share amounts)
(Not covered by the Report of Independent Registered Public Accounting Firm)

	2005	2004	2003	2002	2001

Total assets	$4,268,088	4,294,657	4,070,028	1,767,688	631,588

Mortgages payable	$2,315,833	2,268,276	2,027,897	675,622	313,499

Total revenues	$492,252	463,996	312,614	111,412	35,262

Total operating income	$211,566	28,929	130,219	46,571	15,362

Net income (loss) available to common shareholders	$99,149	(80,677)	69,836	27,495	7,993

Net income (loss) per common share,
basic and diluted (a)	$0.39	(0.35)	0.36	0.39	0.37

Distributions declared	$211,631	190,631	160,350	58,061	17,491

Distributions paid	$211,301	188,698	152,888	52,156	15,963

Distributions per common share (a)	$0.83	0.83	0.83	0.83	0.81

Funds from operations (a)(b)	$241,535	54,408	151,716	55,374	16,345

Cash flows provided by operating activities	$246,772	178,493	142,465	53,814	15,751

Cash flows used in investing activities	$(178,798)	(282,198)	(2,079,499)	(849,469)	(301,610)

Cash flows (used in) provided by financing activities	$(76,088)	106,821	1,898,481	906,098	285,729

Weighted average number of common
shares outstanding, basic and diluted	255,081	228,028	192,875	70,244	21,683

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)

The net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.83 per share distribution declared for the year ended December 31, 2005, represents 88% of our funds from operations or FFO.  See footnote (b) below for information regarding our calculation of FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  For the year ended December 31, 2005, $211,301 in distributions were paid, of which $193,733 was reported for Federal income tax purposes.  The amount reported for Federal income tax purposes represented a return of capital of $45,713 (or approximately 23.60%) with the balance representing $146,820 (or approximately 75.78%) of ordinary taxable income and $1,200 (or approximately 0.62%) from taxable net capital gains.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income, or approximately $133,218 for 2005.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to net operating income as determined under U.S. generally accepted accounting principles or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of REITs, also known as "NAREIT", an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those other REITs.  The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, the presentation of FFO by us may not be comparable to other similarly-titled measures presented by other REITs.  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  FFO is calculated as follows:

	2005	2004	2003	2002	2001
Net income (loss)	$99,149	$(80,677)	$69,836	$27,495	$7,993
Depreciation and amortization
related to investment properties	143,888	135,085	81,880	27,879	8,352
Gain on sale of investment property	(1,502)	-	-	-	-

Funds from operations	$241,535	$54,408	$151,716	$55,374	$16,345

For the year ended December 31, 2005, total gain on sale of investment property was $2,515, of which $1,013 is related to gain on sale of land and is included in the 2005 FFO.

On December 29, 2004, we concluded the merger described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.  The terminated contract costs of $144,200 included therein and also reflected in our Consolidated Financial Statements has the effect of reducing our 2004 FFO by this amount.  The terminated contract costs were determined by an independent firm we engaged to provide valuation services related to the consideration paid in acquiring the merged companies.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation

Executive Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment and management of neighborhood and community shopping centers.  Our properties are located in 25 states, with significant concentrations in Georgia, Florida and North Carolina.  These properties are primarily in the eastern half of the country, with some triple-net properties west of the Mississippi River.  Our properties consist of anchor, credit and local tenants who provide basic household needs such as groceries, prescription drugs and related items and discount goods used by consumers for every day needs.  We actively manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.   We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

The following are highlights of our performance in 2005:

-

Our portfolio grew to 284 properties, nine of which were acquired in 2005;

-

Our joint venture began operations and acquired 21 properties of which 12 properties were acquired from us;

-

The business combination we completed in December 2004, yielded successful results in line with our expectations in 2005, the first year which we were self-administered;

-

Our same store sales, which we define as a year-to-year comparison of the net rental income produced by each of our properties continued to grow; and

-

Our newly formed development division successfully redeveloped two properties and acquired land for four additional projects.

Overall, the retail segment of the real estate industry continues to undergo a fundamental shift in consumer spending patterns.  Drug and discount retail sectors have remained relatively stable or experienced significant growth over the past few years because the majority of consumer purchases for general merchandise occur at discount stores or warehouse club/supercenters.  Industry giants Wal-Mart and Home Depot have been at the center of this growth.  Strength in this segment has come at a detriment to some older, established retailers, whose operating costs are relatively higher, and who do not offer bulk purchasing opportunities to consumers.  Certain grocery chains have been able to meet the challenge of the discount operators either through well established locations, superior product or customer service, or through catering to consumer needs for distinctive products.

Relatively low interest rates have resulted in the increased purchasing power of the general public, helping to accelerate growth in the industry and the retail trends described above.  Shopping Centers Today, an industry trade publication, reported that in 2005 retail bankruptcies were down approximately 33% as compared to 2003 and 50% as compared to 2004.  It was further reported by Reis, a New York City based research firm, that rent growth at open air centers was the sectors highest since 2000. Our portfolio has generally benefited from the economic health of the retail business nationally.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy.  We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services, will produce stable earnings and growth opportunities in future years.  We also believe our greatest business risk involves changes in consumer purchasing patterns, often spurred by retailer based innovations or the affect of technology. We attempt to anticipate these trends wherever possible and work with tenants whose business may be adversely impacted by them.

Going forward, we plan to grow and improve performance through portfolio acquisitions, additional acquisitions for our existing joint venture, the formation of new joint ventures, new development and redevelopment of existing properties. Our acquisition strategy may include the purchase of an existing portfolio of properties as well individual acquisitions. We may also consider acquiring other businesses whose operations we feel will complement ours. In order to accomplish this growth we expect to have available cash through DRP proceeds, excess fund generated through operations (the difference between funds we produce from operating our properties, less debt payments, general and administrative expenses and distributions to our shareholders), lines of credit and other financial resources which we believe are available to us.

Hurricane Damage

Between August 25, 2005 and October 24, 2005, three hurricanes: Katrina, Rita and Wilma, hit the southeast and Gulf regions of the United States.  Our properties sustained minimal wind and water damage from Katrina and no damage from Rita.  Of the 39 properties, totaling approximately 3 million square feet, located in the path of hurricane Wilma, certain buildings incurred damage to landscaping, signage and their exteriors.  Total repair and clean–up costs are estimated to be approximately $1,400, of which $697 was paid as of December 31, 2005.  These expenses are not reimbursable by insurance.

Business Acquisition

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us.  Shareholders of the acquired companies received an aggregate of 19,700 shares of our common stock, valued under the merger agreement at $10.00 per share.

The merger was accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations.  Using this method of accounting resulted in the assets and liabilities of the acquired companies being recorded on our books as of December 29, 2004 using the fair value at the date of the transaction.  Any additional amounts were allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets and liabilities acquired.

In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $197,000.  Additional costs were also incurred as part of the merger transaction, totaling $2,266, which consisted of financial and legal advisory services and accounting and proxy related costs.  As part of the merger, we also recognized intangible assets and goodwill, and expensed in 2004 certain terminated contract costs.  The value assigned to these intangible assets, goodwill and terminated contract costs were determined by an independent third party engaged to provide such information.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the remainder of the purchase price which was expensed in 2004 as terminated contract costs.  These terminated contract costs represented the portion of the purchase price allocated to the advisor asset management agreement and the property management agreements which were terminated concurrent with the closing of the merger and had no future value.

At December 29, 2004
(Dollars in thousands)

Building and other improvements	$249
Intangible assets	2,060
Goodwill	52,757
Other assets	638
Total assets acquired	55,704
Accounts payable	(638)
Net assets acquired	55,066
Terminated contract costs	144,200
Total acquisition price	$199,266

Value of stock issued	$197,000
Additional costs incurred	2,266
Total acquisition price	$199,266

The $2,060 of intangible assets included an employment agreement ($280), a consulting agreement ($1,280), and a license agreement ($500), which are subject to amortization over the life of the agreements which are over varying periods of time, with the weighted average amortization period being 28 years.  We recognized amortization expense related to such intangibles of $395 for the year ended December 31, 2005.  No amortization expense was recognized in 2004.  The goodwill is not amortized, but is assessed annually for possible impairment.  None of the $52,757 of goodwill was deductible for tax purposes.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The table below represents selected operating information for the total portfolio of 284 properties and for the same store portfolio consisting of 257 properties acquired or placed in service on or prior to January 1, 2004 and owned as of December 31, 2005.  The properties in the same store portfolio were owned for the entire years ended December 31, 2005 and December 31, 2004.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2005	2004	(Decrease)	Change	2005	2004	(Decrease)	Change
Revenues:
Rental income	$ 401,493	$ 383,434	$ 18,059	4.7	$376,000	$370,694	$ 5,306	1.4
Tenant recovery income	89,410	78,448	10,962	14.0	83,663	75,452	8,211	10.9
Other property income	1,349	2,114	(765)	(36.2)	729	2,099	(1,370)	(65.3)
Total revenues	492,252	463,996	28,256	6.1	460,392	448,245	12,147	2.7

Expenses:
Property operating expenses	68,152	77,276	(9,124)	(11.8)	56,142	72,378	(16,236)	(22.4)
Real estate taxes	54,375	50,065	4,310	8.6	51,140	48,268	2,872	6.0
Depreciation and amortization	144,179	135,085	9,094	6.7	131,063	129,009	2,054	1.6
Terminated contract costs	-	144,200	(144,200)	(100.0)	-	-	-	-
Provision for asset impairment	5,800	2,056	3,744	182.1	5,800	2,056	3,744	182.1
Advisor asset management fee	-	18,958	(18,958)	(100.0)	-	-	-	-
General and
administrative expenses	8,180	7,427	753	10.1	-	-	-	-
Total expenses	280,686	435,067	(154,381)	(35.5)	244,145	251,711	(7,566)	(3.0)

Operating income	211,566	28,929	182,637	631.3	216,247	196,534	19,713	10.0

Other income	7,061	1,967	5,094	259.0	-	-	-	-
Interest expense	(119,478)	(111,573)	(7,905)	7.1	(111,983)	(107,484)	(4,499)	4.2

Net income (loss) available to
common shareholders	$ 99,149	$ (80,677)	$ 179,826	222.9	$104,264	$ 89,050	$ 15,214	17.1

Rental income.  Rental income for the total portfolio increased $18,059 or 4.7% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is primarily due to a full year of rental income in 2005 for the 18 properties acquired during 2004 and a partial year of rental income for the nine properties acquired, net of 13 properties sold, during 2005 resulting in additional rental income of approximately $12,760.  Also, increased occupancy due to the acquisition of space subject to earnouts, completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $8,060.  These increases are offset by a decrease in termination fees income, fees paid by tenants to terminate their leases prior to the lease expiration date, of $2,764.

Rental income for the same store portfolio increased $5,306 or 1.4% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is primarily due to a full year of rental income in 2005 for the 22 earnouts acquired during 2004 and a partial year of rental income on eight earnouts acquired during 2005.  Also, increased occupancy due to the completion of development projects and conversion of space previously covered by master lease agreements to tenant occupied space resulted in additional rental income of approximately $8,060 when combined with the increase due to earnouts.  This increase is offset by a decrease in termination fees income of $2,764.

Tenant recovery income. Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $10,962 or 14.0% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is due to a reduction of our estimate in 2004 related to our 2003 tenant recovery income of $5,299.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses, excluding property management fees for 2005 which are eliminated upon consolidation.  Tenant recovery income has also increased due to a full year of recovery income in 2005 for the 18 properties and 24 earnouts acquired during 2004 and a partial year of recovery income for the nine properties acquired, net of 13 properties sold, and 12 earnouts acquired during 2005.

Tenant recovery income for the same store portfolio increased $8,211 or 10.9% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This is due to a reduction of our estimate in 2004 related to our 2003 tenant recovery income of $5,299.  This increase is also attributable to an increase in real estate tax expense and other property operating expenses recovered, excluding property management fees for 2005 which are eliminated upon consolidation.  Tenant recovery income has also increased due to a full year of recovery income in 2005 for the 22 earnouts acquired during 2004 and a partial year of recovery income on eight earnouts acquired during 2005.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses that are reimbursed by the tenants according to their lease terms, for the total portfolio decreased $9,124 or 11.8% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  As a result of the merger on December 29, 2004, property management fees, which are no longer incurred, decreased $20,574, offset by an increase of approximately $6,350 of corporate property management operating expenses and an increase of approximately $5,780 in common area maintenance expenses.

Property operating expenses for the same store portfolio decreased $16,236 or 22.4% for the year ended December 31, 2005, as compared to the year ended December 31, 2004 primarily as a result of a decrease in property management fees of $19,518 as described above offset by an increase of approximately $3,940 in common area maintenance expenses.

Real estate taxes.  Real estate taxes, the majority of which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $4,310 or 8.6% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is primarily the result of increased assessed values and real estate tax rates, as well as properties where we now pay the real estate taxes that were previously paid by single-user tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $2,872 or 6.0% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is primarily the result of increased assessed values and real estate tax rates, as well as properties where we now pay the real estate taxes that were previously paid by single-user tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $9,094 or 6.7% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is due to a full year of depreciation and amortization in 2005 for the 18 properties and 24 earnouts acquired during 2004 and a partial year of depreciation and amortization for the nine properties, net of 13 properties sold, and 12 earnouts acquired during 2005.  Also additional expenses of $2,118 were incurred for early lease terminations primarily due to the write off of in-place lease intangibles and tenant improvements of $1,859.

Depreciation and amortization expense for the same store portfolio increased $2,054 or 1.6% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  This increase is due to a full year of depreciation and amortization in 2005 for the 22 earnouts acquired during 2004 and a partial year of depreciation and amortization expense for the eight earnouts acquired during 2005.  Also additional expenses of $1,600 were incurred for early lease terminations, primarily due to the write off of in-place lease intangibles and tenant improvements of $1,330.

Terminated contract costs.  Terminated contract costs was $144,200 for the year ended December 31, 2004 as a result of the acquisition of our former advisor and the property managers and the settlement of certain advisory and management contracts on December 29, 2004.

Provision for asset impairment.  Provision for asset impairment for the total portfolio and the same store portfolio was $5,800 and $2,056 for the years ended December 31, 2005 and 2004, respectively.  In 2005 we recorded a provision for asset impairment related to a single-user property in Macon, Georgia because the carrying value of the property exceeded the fair value.  In 2004 we recorded a provision for asset impairment related to a single-user property in Augusta, Georgia as a result of our decision to demolish and redevelop the property after the tenant filed for bankruptcy and vacated the building.

Advisor asset management fee.  Advisor asset management fee was $18,958 for the year ended December 31, 2004.  On December 29, 2004, we merged with our former advisor and we no longer incur the advisor asset management fee.

General and administrative expenses.   General and administrative expenses increased $753 or 10.1% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.  Salaries expense increased $1,442, offset by a decrease in temporary staffing costs of $163 as a result of our acquisition of our advisor on December 29, 2004.  Professional fees decreased $338 due to a decrease in accounting fees.  Acquisition costs decreased $145 as a result of fewer acquisitions and dead deal costs in 2005.

Other income. Other income increased $5,094 or 259.0% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to gains of $2,515 from the sale of 13 operating properties and two undeveloped land parcels.  Also, increases in interest rates resulted in additional interest earned on short-term investments.  In addition, there is an increase in other income due to $1,035 of fees earned on the acquisition and management of properties by the joint venture.  Other income decreased by $153, due to decreased sales of investment securities.

Interest expense.  Interest expense for the total portfolio increased $7,905 or 7.1% for the year ended December 31, 2005, as compared to the year ended December 31, 2004 primarily due to additional interest expense of $1,851 on mortgages payable of $62,465 financed during 2005 and additional interest expense of $4,121 as a result of a full year of interest on mortgages payable of $268,853 financed during 2004.  The increase in the weighted average interest rate on our variable rate mortgages has also resulted in an increase in interest expense for the year ended December 31, 2005 of $3,899.  These increases are offset by a decrease in interest expense of $1,413 as a result of 2004 refinancings.  These increases are also offset by a decrease in the interest expense of $421 on the line of credit as the weighted average outstanding balance was $13,288 and $33,607 for the years ended December 31, 2005 and 2004, respectively.

Interest expense for the same store portfolio increased $4,499 or 4.2% for the year ended December 31, 2005, as compared to the year ended December 31, 2004 primarily due to an increase in the weighted average interest rate on our variable rate mortgages resulting in an increase in interest expense for the year ended December 31, 2005 of $3,899.  Interest expense increased by $2,211 as a result of a full year of interest expense on mortgages payable of $174,630 financed in 2004 on properties acquired prior to January 1, 2004.  These increases are offset by a decrease in interest expense of $1,413 as a result of 2004 refinancings.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The table below represents selected operating information for the total portfolio of 276 properties and for the same store portfolio consisting of 115 properties acquired or placed in service on or prior to January 1, 2003 and owned as of December 31, 2004.  The properties in the same store portfolio were owned for the entire years ended December 31, 2004 and December 31, 2003.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2004	2003	(Decrease)	Change	2004	2003	(Decrease)	Change
Revenues:
Rental income	$ 383,434	$ 258,082	$ 125,352	48.6	$151,671	$147,750	$ 3,921	2.7
Tenant recovery income	78,448	53,619	24,829	46.3	27,331	29,796	(2,465)	(8.3)
Other property income	2,114	913	1,201	131.5	766	609	157	25.8
Total revenues	463,996	312,614	151,382	48.4	179,768	178,155	1,613	0.9

Expenses:
Property operating expenses	77,276	51,904	25,372	48.9	29,155	28,264	891	3.2
Real estate taxes	50,065	28,397	21,668	76.3	17,414	16,030	1,384	8.6
Depreciation and amortization	135,085	81,880	53,205	65.0	48,537	47,070	1,467	3.1
Terminated contract costs	144,200	-	144,200	100.0	-	-	-	-
Provision for asset impairment	2,056	-	2,056	100.0	2,056	-	2,056	100.0
Advisor asset management fee	18,958	15,531	3,427	22.1	-	-	-	-
General and
administrative expenses	7,427	4,683	2,744	58.6	-	-	-	-
Total expenses	435,067	182,395	252,672	138.5	97,162	91,364	5,798	6.3

Operating income	28,929	130,219	(101,290)	(77.8)	82,606	86,791	(4,185)	(4.8)

Other income	1,967	5,092	(3,125)	(61.4)	-	-	-	-
Interest expense	(111,573)	(65,475)	(46,098)	70.4	(42,576)	(39,727)	(2,849)	7.2

Net (loss) income available to
common shareholders	$ (80,677)	$ 69,836	$ (150,513)	(215.5)	$ 40,030	$ 47,064	$ (7,034)	(14.9)

Rental income.  Rental income for the total portfolio increased $125,352 or 48.6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to the acquisition of 152 properties during 2003 and 18 properties during 2004.  During 2004, termination fee income received from Kmart and other tenants resulted in an increase in rental income of $4,882, offset by decreases in rental income of $1,971 as a result of tenant bankruptcies at eight of our properties.

Rental income for the same store portfolio increased $3,921 or 2.7% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  Increased occupancy due to the acquisition of earnouts and conversion of non-revenue producing space previously covered by master lease agreements to tenant occupied space resulted in an increase in rental income in 2004 of approximately $2,160.  We also received termination fee income of $2,959 from Kmart at two of our properties, offset by decreases in rental income of $1,971 as a result of tenant bankruptcies at eight of our properties.

Tenant recovery income.  Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $24,829 or 46.3% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to a full year of recoveries in 2004 related to the 152 properties acquired during 2003.  Tenant recovery income for real estate taxes increased $19,583 as a result of the corresponding increase in real estate tax expense.  In addition, tenant recovery income for property operating expenses increased $10,545, offset by a $5,299 decrease due to a revision of the 2003 estimate in 2004.

Tenant recovery income for the same store portfolio decreased $2,465 or 8.3% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to a $3,113 decrease due to a revision of the 2003 estimates, in 2004 for tenant recovery income for property operating expenses.  Tenant recovery income for real estate taxes increased $1,318 as a result of the corresponding increase in real estate tax expense offset by a decrease of $670 due to a revision of the 2003 estimate in 2004.

Property operating expenses.  Property operating expenses, which include common area maintenance expenses that are reimbursed by the tenants according to their lease terms, for the total portfolio increased $25,372 or 48.9% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  This increase is a result of a full year of property operating expenses in 2004 related to the acquisition of 152 properties in 2003 and the acquisition of 18 properties during 2004. Property operating expenses also increased $787 due to the four hurricanes that hit Florida and the southeast coast of the United States in 2004.  Property management fee expense increased by $7,523 as a result of the increase in rental income from the additional property acquisitions offset by a decrease in insurance expense of $1,651 resulting from lower premiums obtained with no changes in insurance coverage.

Property operating expenses for the same store portfolio increased $891 or 3.2% for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily as a result of increased property operating expenses related to increased square footage of approximately 211,000 due to the acquisition of earnouts on these properties.  Property operating expenses also increased by $619 due to the four hurricanes that hit Florida and the southeast coast of the United States in 2004.  Property management fee expense increased by $303 as a result of increased rental income offset by a decrease in insurance expenses of $1,079 resulting from lower premiums obtained with no changes in insurance coverage.

Real estate taxes.  Real estate taxes, which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $21,668 or 76.3% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  This increase is primarily due to a full year of tax expense in 2004 for the 152 properties acquired in 2003 and a partial year of expense in 2004 for the 18 properties acquired in 2004, increased assessments and triple-net leased tenants who filed for bankruptcy.

Real estate taxes for the same store portfolio increased $1,384 or 8.6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  This increase is primarily a result of increased assessments and triple-net leased tenants who filed for bankruptcy.

Depreciation and amortization.  Depreciation and amortization expense for the total portfolio increased $53,205 or 65.0% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 as a result of a full year of depreciation and amortization in 2004 for the 152 properties acquired in 2003 and a partial year of depreciation and amortization in 2004 for the 18 properties acquired in 2004.  Also, additional expenses of $1,192 were incurred for early lease terminations, primarily due to in-place lease intangibles of approximately $1,000 and tenant improvements of approximately $120.

Depreciation and amortization expense for the same store portfolio increased $1,467 or 3.1% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 as a result of a full year of depreciation and amortization on the acquisition of earnouts of $10,400 in 2003 and a partial year of depreciation and amortization on the acquisition of earnouts of $4,000 in 2004.  Also, additional expenses of $659 were incurred for early lease terminations, primarily due to in-place lease intangibles of approximately $500 and tenant improvements of approximately $80.

Terminated contract costs.  Terminated contract costs increased $144,200 for the year ended December 31, 2004 as a result of the acquisition of our former advisor and the property managers and the settlement of certain advisory and management contracts on December 29, 2004.

Provision for asset impairment.  Provision for asset impairment for the total portfolio and the same store portfolio was $2,056 for the year ended December 31, 2004.  During the fourth quarter of 2004, we recorded a provision for asset impairment related to a single-user property in Augusta, Georgia as a result of our decision to demolish and redevelop the property after the tenant filed for bankruptcy and vacated the building.

Advisor asset management fee.  Advisor asset management fee increased $3,427 or 22.1% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 due to an the increase in the net asset value of the portfolio, which is the basis for the 1% annual fee paid to our former advisor prior to the merger on December 29, 2004.

General and administrative expenses.   General and administrative expenses increased $2,744 or 58.6% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.  Professional fees for audit and tax services and our compliance with Sarbanes-Oxley increased approximately $1,040. Directors and officers insurance increased approximately $120 as a result of an increase in coverage in 2004.  Salaries expense relating to services provided by affiliates of our former advisor increased approximately $400.  Printing, postage, investor services, annual meeting costs and marketing costs increased approximately $1,185 during 2004 as a result of the increase in the number of our shareholders and as such costs were capitalized in 2003 related to our stock offering, offset by a decrease in dead deal costs of approximately $600 as a result of fewer acquisitions in 2004.

Other income.  Other income consists of dividends on investment securities and interest earned from short-term investments and mortgage notes receivable.  Other income decreased $3,125 or 61.4% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to a reduction of interest earned on mortgage notes receivable outstanding during 2003.

Interest expense.  Interest expense for the total portfolio increased $46,098 or 70.4% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to a full year of interest expense on mortgages payable of $268,853 and $1,345,537 financed during 2004 and 2003, respectively, offset by the partial pay-down of mortgages payable on seven properties in 2003 and two properties in 2004, and the repayment of $75,000 from the line of credit during 2004.

Interest expense for the same store portfolio increased $2,849 or 7.2% for the year ended December 31, 2004, as compared to the year ended December 31, 2003 primarily due to additional interest of $3,106 on mortgages payable of $169,467 financed during 2004 and 2003 and an increase of $458 due to an increase in the weighted average rate on our variable mortgages payable, partially offset by a decrease of $592 from the partial principal pay-down of mortgages payable on two properties in 2003 and one property in 2004.

Liquidity and Capital Resources

General

Since our formation in 1998, our principal demands for cash have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness.  Prior to 2005, our cash needs for acquisitions had been funded by the sale of shares of common stock and cash raised through financing each property purchased.  Beginning in 2005, the majority of our purchases were made for SAU JV.  Properties bought for our portfolio were funded through available cash or our line of credit and permanent debt.  Operating needs, including payment of debt service, have been met through cash flow generated by our properties.  Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds.  During 2006 we may finance several properties that we have already acquired.  In addition, if we decide to place debt on new acquisitions, we can benefit from financing each new acquisition at approximately 50% to 60% of acquisition cost.  At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financings, we estimate we could purchase an additional $95,791 in real estate in 2006, although there can be no assurance in this regard.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs.  Certain tenants are subject to net leases where all expenses are paid directly by the tenant rather than the landlord.  Few of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with funds from operations and working capital. We believe that our current capital resources and funds from operations are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

On May 7, 2005, we renewed the line of credit with three financial institutions in the amount of $100,000 of which none was outstanding at December 31, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  We expect to renew this facility in 2006.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending December 31, 2005.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

Shareholder Liquidity

The DRP, subject to certain share ownership restrictions, allows shareholders to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  On February 1, 2005, we increased the share acquisition price under the DRP to $10.25 per share for all transactions thereunder, effective April 7, 2005.  Prior to April 7, 2005, participants could acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be appropriately amended.  On January 18, 2006, we increased the share acquisition price under the DRP to $10.50 per share for all transactions thereunder, effective February 7, 2006.

The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.  For 2005, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at two percent of the weighted average of our outstanding shares as of December 31, 2004.  On February 1, 2005 we increased the share repurchase price under the SRP to $10.25 per share for all share repurchases, effective March 15, 2005.  Prior to March 15, 2005, shares were repurchased by us at prices ranging from $9.25 to $10.00, depending upon the length of shareholder ownership measured in years.  On January 18, 2006 we increased the share repurchase price under the SRP to $10.50 per share for all share repurchases, effective February 7, 2006.

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

We seek to balance the financial risk and return to our shareholders by leveraging our properties at approximately 50% to 60% of their value.  Historically, we have been able to borrow at the lowest overall cost of funds by placing individual financing on each of our properties.  Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property securing the financing.  We may use cash on hand, our line of credit or other sources of financing such as bridge loans to acquire properties or retire maturing debt.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs.  Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 185 basis points.  Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.

Cash Flows from Operating Activities

Net cash generated from operating activities was $246,772, $178,493 and $142,465 for the years ended December 31, 2005, 2004 and 2003, respectively.  The increase in net cash provided by operating activities for the year ended December 31, 2005 compared to prior years is due primarily to the additional rental revenues and income generated from the operations of 284 properties owned during the year ended December 31, 2005 and the effects of the merger of December 29, 2004, compared to 276 properties owned during the year ended December 31, 2004 and 258 properties owned during the year ended December 31, 2003.  For the year ended December ended December 31, 2004, net cash generated from operating activities differs from operating income due to the terminated contract costs of $144,200, which is a non-recurring type of transaction.

Cash Flows from Investing Activities

Cash flows used in investing activities were $178,798, $282,198 and $2,079,499 for the years ended December 31, 2005, 2004 and 2003, respectively.  The cash flows used in investing activities were primarily for the acquisition of 21, 18 and 152 properties for $250,003, $312,108 and $2,018,876 during the years ended December 31, 2005, 2004 and 2003, respectively.  The 2005 cash flows used in investing activities was offset by the sale of 12 properties to SAU JV for $35,375.

Our investment in securities at December 31, 2005, 2004 and 2003 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities in the year ended December 31, 2005 in the amount of $5,176, and increased our margin account by $1,651.  We purchased investment securities in the year ended December 31, 2004 in the amount of $4,498 and increased our margin account by $2,069.  We purchased investment securities of $144 and decreased our margin account by $3,403 for the same period in 2003.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(76,088), $106,821 and $1,898,481 for the years ended December 31, 2005, 2004 and 2003, respectively.  We generated proceeds from DRP, exercising of options and sale of shares, net of offering costs and the repurchase of shares, of $69,127, $78,944 and $914,297 for the years ended December 31, 2005, 2004 and 2003, respectively.  We also generated $105,539, $343,878 and $1,211,100 from the issuance of 15, 40 and 152 new mortgages, which were secured by our properties, for the years ended December 31, 2005, 2004 and 2003, respectively.  We also used $13,526, $101,687 and $110,260 for the pay-down of one, six and 12 mortgages and notes payable secured by our properties and debt amortization for the years ended December 31, 2005, 2004 and 2003, respectively. In addition we used cash to pay distributions to our shareholders of $211,301, $188,698 and $152,888 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Contractual Obligations

The table below discloses our contractual obligations as of December 31, 2005.

		Payments Due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Long term debt (1):
Fixed rate principal payments	$2,067,571	$45,490	$301,611	$1,332,414	$388,056
Fixed rate interest payments	475,275	104,481	193,145	130,766	46,883
Variable rate principal payments	239,210	29,338	205,472	4,400	-
Purchase obligations (2)	83,644	83,644	-	-	-
Operating lease obligation (3)	65,501	1,271	3,149	2,035	59,046
Total contractual obligations	$2,931,201	$264,224	$703,377	$1,469,615	$493,985

(1)

Interest payments on variable rate mortgages payable are not included in the schedule above.  See Note 6 Mortgages Payable and Line of Credit of our accompanying Consolidated Financial Statements for details relating to variable rate mortgages.

(2)

Purchase obligations include earnouts, development projects and potential purchase price additions or reductions on previously acquired properties.  Purchase obligations related to outstanding purchase orders at December 31, 2005 are not significant and are not included in total purchase obligations.  Earnouts represent portions of a property that were not rent producing at the time we acquired the original property.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.

(3)	Operating lease obligation includes a forty-eight year ground lease and five operating leases.

We intend to pay off our contractual obligations from a combination of various sources including, but not limited to, proceeds from operations, refinancings of debt, initial debt financings and anticipated DRP proceeds.

We currently intend to purchase 41 acres of land for future development for a total of approximately $17,300.  In addition, there are four properties, totaling approximately 523,000 square feet at a price of approximately $78,491, designated to be acquired by SAU JV.  If these properties are not acquired by SAU JV, we will probably acquire them for our portfolio but there can be no assurance that we will acquire these properties.  These acquisitions have been approved by our Board of Directors.

Off-Balance Sheet Arrangements

In May 2005, we entered into a joint venture arrangement with an unaffiliated third party and formed SAU JV.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contribute 80% of the equity, up to a total of approximately $125,000 in equity contributions.  As of December 31, 2005, we had contributed approximately $15,300 and expect to contribute the remaining $9,700 during 2006.  Under the agreement, we are also entitled to earn various fees for acquisition, asset management and property management.  As of December 31, 2005,

SAU JV had acquired 21 properties for an aggregate purchase price of approximately $211,000 and had mortgages on these properties totaling approximately $136,000.  We account for our interest in SAU JV using the equity method of accounting.  See Note 7 Investment in Unconsolidated Joint Venture in our accompanying Consolidated Financial Statements for further discussion.

As of December 31, 2005, we are guaranteeing seven loans, totaling approximately $13,515, that are secured by our properties.  We also have two letters of credit, totaling approximately $3,200, as of December 31, 2005.

Other than described above, we have no off-balance sheet arrangements as of December 31, 2005 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly (as agent for certain shareholders pursuant to the business combination set forth below) controls 16,924 shares, or 6.55%, of our common stock.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our affiliated directors, at which time, Richard Imperiale, an independent director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed an affiliated director. Mr. Parks will continue to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions of which we incurred $2,139 and $3,351 during the years ended December 31, 2005 and 2004, respectively.  Of these services $84 and $527 remain unpaid as of December 31, 2005 and 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $438, $407 and $290 for the years ended December 31, 2005, 2004 and 2003, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $96, $84 and none for the years ended December 31, 2005, 2004 and 2003, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the years ended December 31, 2005 and 2004, we incurred loan fees totaling $140 and $762, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the years ended December 31, 2005, 2004 and 2003, we incurred $9,810, $7,290 and $5,706, respectively, for these services.  Of these services $330 and $329 remain unpaid as of December 31, 2005 and 2004, respectively.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent was approximately $300, of which we paid approximately $175 to this affiliate for the year ended December 31, 2005.  None remain unpaid as of December 31, 2005.

Prior to our acquisition of the property management companies and our former advisor on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the transaction, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the years December 31, 2005, 2004 and 2003, we incurred none, $18,958 and $15,531, respectively, of asset management fees.  None remain unpaid as of December 31, 2005 and 2004.

Also prior to their acquisition, the property management companies, which were owned principally by individuals who were affiliated with our former advisor, were entitled to receive property management fees from us totaling 4.5% of gross operating income for management and leasing services.  As a result of this acquisition, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the year ended December 31, 2005.  We incurred property management fees of $20,574 and $13,050 for the years ended December 31, 2004 and 2003, respectively, of which $373 remained unpaid at December 31, 2004.

Our employee benefits, human resources policies and insurance policies are modeled after those used by The Inland Real Estate Group of Companies and were adopted by us pursuant to agreements relative to our business combination.  These policies are administered through Inland Payroll Services, Inc. and Inland Risk and Insurance Management Services, Inc., which we have contracted with to provide these services for us.  We have chosen to use these services rather than administer them internally because we have the availability of highly experienced professionals who charge us rates we believe are billed at their cost and which we believe are at or below market.   Further, we only incur the cost for these services as we need them and are able to avail ourselves of the quantity discounts and purchasing power of The Inland Real Estate Group of Companies. If we are able to obtain these services on a more favorable basis elsewhere, or if we believe we can perform them in house at less cost, we can terminate these agreements.

In addition, The Inland Real Estate Group of Companies conducts various monthly officer and staff meetings for all Inland related and non-related companies.  The purpose of the meetings is to share news regarding various Inland companies as well as real estate industry trends and developments and information of mutual interest. The meetings also provide a format for individuals to communicate in an informal setting away from corporate offices. Attendance is strongly encouraged in order to maintain a dialogue among officers and staff of The Inland Group service providers, affiliates and former affiliates who have agreements with the service providers.

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (GAAP).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of December 31, 2005, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to 24 months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

During the fourth quarter of 2005, we recorded an asset impairment of $5,800 related to an approximately 102,000 square foot, single-user retail property located in Macon, Georgia.  The tenant filed for bankruptcy in 2003, rejected the lease and vacated the property. At December 31, 2005 we determined that the carrying value of the property exceeded the fair value using present value techniques and therefore an impairment loss was recorded.

During the fourth quarter of 2004, we recorded an asset impairment of $2,056 related to an approximately 17,000 square foot, single-user retail property located in Augusta, Georgia.  The tenant filed for bankruptcy in 2004, rejected the lease and vacated the property.  During the fourth quarter of 2004, and after our diligent efforts to re-tenant the property, we decided that redeveloping the property was the most appropriate choice to enhance shareholder value.

Cost Capitalization, Depreciation and Amortization Policies. Our policy is to review expenses paid and capitalize any items exceeding five thousand dollars which were deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment property's classification as an asset to building and improvements.  In addition, we capitalize costs incurred during the development period, including direct costs and indirect costs such as construction costs, insurance, architectural costs, legal fees, interest and other financing costs and real estate taxes.  We cease capitalization of indirect costs once we consider the property to be substantially complete and available for occupancy.  It is our judgment that when at least 60% of the tenants receive their certificates of occupancy, the development is deemed to be substantially complete.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets.  The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001.  This allocation was applied to all operating properties purchased subsequent to June 30, 2001.  The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.  The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about uncertain inherent factors.

Goodwill.  We have recorded goodwill as part of the merger transaction.  These amounts are not amortized, per SFAS 141 Business Combinations, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005.

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

Valuation of Accounts and Rents Receivable.  We take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amount outstanding, payment history, and the financial strength of each tenant, which taken as a whole determine the valuation.  There is no assurance that assumptions made by us will be met.  Should the actual collection results differ from our judgment, the estimated allowance could be negatively affected and would be adjusted appropriately.  We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($4,998 as of December 31, 2005) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($724 as of December 31, 2005).  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Additional Information

In the ordinary course of business, some of our tenants have announced that they have filed for bankruptcy or commenced financial restructuring.  Under bankruptcy laws, tenants have the right to affirm or reject their leases with us.  If a tenant rejects a lease, the tenant will no longer be required to pay rent on the property.  If a tenant affirms its lease, the tenant will be required to perform all obligations under the original lease.  If a tenant does not reject or affirm its lease at the beginning of the bankruptcy process, there is no assurance that the lease will not be rejected in the future.  In addition, certain tenants may undergo restructuring and may close some unprofitable stores.  Once a space is vacated by a bankrupt or restructured tenant, unless provisions are made for early lease termination as discussed below, our policy is to actively attempt to re-lease the available space.  We establish loss reserves for income attributable to bankrupt or weak tenants on a case by case basis, and accordingly, believe our reserves are adequate.

As of December 31, 2005, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space.  Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rent rates.  In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease.  Annual rental income related to bankrupt or restructured tenants occupying in excess of ten thousand square feet whose space has not been re-leased represents approximately 1.9% of the total portfolio.

Subsequent Events

On January 18, 2006, we increased the price to sell or buy our shares under the DRP and the SRP, effective February 7, 2006, to $10.50.

We paid distributions of $18,007, $17,917 and $17,960 to our shareholders in January, February and March 2006, respectively.

Through the DRP and SRP, we issued a net of 1,228 shares of common stock from January 1, 2006 through March 3, 2006, resulting in a total of 259,452 shares of common stock outstanding.

From the period beginning January 1, 2006 through March 3, 2006 we have purchased two properties and one land parcel comprising approximately 28,000 square feet and 12 acres, respectively, for approximately $14,203.

As of January 31 2006, approximately 2,002 warrants have expired.  From the period beginning January 1, 2006 to March 3, 2006, 44 warrants have been exercised.

We closed on two mortgages payable totaling $5,441 and repaid one mortgage payable totaling $3,600, subsequent to December 31, 2005.

Impact of Recent Accounting Principles

On December 16, 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Accounting for Stock-Based Compensation as amended.  SFAS 123R replaces SFAS No. 123, as amended by SFAS No. 148, which we adopted on January 1, 2003.
SFAS 123R requires that the compensation cost relating to share-based payment transactions to be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective as of the first annual reporting period that begins after June 15, 2005.  The adoption of SFAS 123R is not expected to have a material effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  We adopted FIN 46R in the first fiscal period beginning after March 15, 2004.  Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the variable interest entity initially is measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity.  The adoption of FIN 46R did not have a material effect on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  The adoption of FIN 47 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, (SFAS 154), Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle as well as changes required by new accounting pronouncements that do not have specific transaction provisions.  The statement does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of SFAS 154 will have a material effect on our consolidated financial statements.

In June 2005 the FASB ratified the consensus by the Emerging Issues Task Force (EITF) regarding EITF 04-05, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.  This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  The guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified partnerships.  The adoption of EITF 04-05 did not have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding EITF 05-06, Determining the Amortization Period of Leasehold Improvements.  The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF 05-06 did not have a material effect on our consolidated financial statements.

Inflation

For our multi-tenant retail shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants.  The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties.  As of December 31, 2005, we owned 90 single-user triple-net leased properties.

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

The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flow and sensitivity to interest rate changes.  This table only incorporates those interest rate exposures that exist as of December 31, 2005.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period and future changes in the level of interest rates.

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:*
Fixed rate debt	$45,490	$92,162	$209,449	$347,273	$985,141	$388,056	$2,067,571
Variable rate debt	29,338	173,897	31,575	4,400	-	-	239,210
	$74,828	$266,059	$241,024	$351,673	$985,141	$388,056	$2,306,781

Weighted average interest rate on maturing debt at December 31, 2005:
Fixed rate debt	6.78%	5.68%	5.27%	5.11%	4.74%	5.72%
Variable rate debt	4.60%	4.27%	4.57%	4.97%	N/A	N/A

*	The debt maturity does not include any premiums associated with debt assumed at acquisition, of which $9,052, net of accumulated amortization, is outstanding as of December 31, 2005.

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be approximately $2,323,000 at December 31,

2005.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

The principal balance of $239,210 or 10.4% of our mortgages payable at December 31, 2005, have variable interest rates averaging 4.36%.  Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $600 per year.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for taxes, insurance, and certain other costs.  Interest on variable-rate loans are currently based on LIBOR (London Inter-Bank Offering Rate, which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 185 basis points.  Variable-rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are based on the condition of the financial markets at the time the debt is placed.

We paid off or refinanced all of the debt that matured during 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  As part of our financing strategy, we prepare packages that are forwarded to prospective lenders.  Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us.  We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing.  Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders.  We expect to obtain new long-term financing or use cash or our line of credit to pay off all debt that matures in 2006 in order to achieve our objectives although there can be no assurances in that regard.

Item 8.  Consolidated Financial Statements and Supplementary Data

INDEX

Page

Report of Independent Registered Public Accounting Firm

48

Consolidated Balance Sheets at December 31, 2005 and 2004

50

Consolidated Statements of Operations and Comprehensive Income for the Years
Ended December 31, 2005, 2004 and 2003

52

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2005, 2004 and 2003

53

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005, 2004 and 2003

54

Notes to Consolidated Financial Statements

55

Real Estate and Accumulated Depreciation (Schedule III)

85

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Retail Real Estate Trust, Inc’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Retail Real Estate Trust, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Inland Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inland Retail Real Estate Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 and related financial statement schedule, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 8, 2006

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except per share amounts)

Assets

	2005	2004
Investment properties:
Land	$1,056,976	$1,032,083
Building and other improvements	3,040,811	2,980,998
Developments in progress	20,972	10,288
	4,118,759	4,023,369
Less accumulated depreciation	(348,812)	(230,931)
Net investment properties	3,769,947	3,792,438

Investment in unconsolidated joint venture	16,498	-
Cash and cash equivalents	91,426	99,540
Restricted escrows	23,690	22,238
Restricted cash	5,327	15,038
Investment in securities	17,910	12,390
Accounts and rents receivable (net of allowance
of $5,722 and $6,003, respectively)	66,775	56,803
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $302 and $0, respectively)	1,664	2,060
Acquired in-place lease intangibles (net of accumulated
amortization of $42,366 and $25,077, respectively)	155,730	168,370
Acquired above market lease intangibles (net of accumulated
amortization of $17,489 and $11,483, respectively)	43,511	49,802
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $12,068 and $8,822, respectively)	15,782	17,324
Other assets	7,071	5,897

Total assets	$4,268,088	$4,294,657

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(continued)

December 31, 2005 and 2004

(In thousands, except per share amounts)

Liabilities and Shareholders' Equity

	2005	2004
Liabilities:
Accounts payable	$6,036	$6,328
Development payable	2,900	3,718
Accrued interest payable	6,735	5,874
Real estate taxes payable	6,476	4,154
Distributions payable	18,007	17,677
Security deposits	17,005	16,411
Mortgages payable	2,315,833	2,268,276
Prepaid rental and recovery income	13,228	8,871
Line of credit	-	25,000
Acquired below market lease intangibles (net of accumulated
amortization of $16,871 and $11,966, respectively)	32,442	38,956
Restricted cash liability	5,327	15,038
Other liabilities	5,844	4,302
Total liabilities	2,429,833	2,414,605

Minority interest in partnership	-	386

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000 shares authorized,
258,224 and 251,311 issued and outstanding at
December 31, 2005 and 2004, respectively	2,582	2,513
Additional paid-in capital	2,350,225	2,281,167
Accumulated distributions in excess of net income	(520,153)	(407,671)
Accumulated other comprehensive income	5,601	3,657
Total shareholders' equity	1,838,255	1,879,666

Total liabilities and shareholders' equity	$4,268,088	$4,294,657

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Revenues:
Rental income	$401,493	$383,434	$258,082
Tenant recovery income	89,410	78,448	53,619
Other property income	1,349	2,114	913

Total revenues	492,252	463,996	312,614

Expenses:
Property operating expenses	68,152	77,276	51,904
Real estate taxes	54,375	50,065	28,397
Depreciation and amortization	144,179	135,085	81,880
Terminated contract costs	-	144,200	-
Provision for asset impairment	5,800	2,056	-
Advisor asset management fee	-	18,958	15,531
General and administrative expenses	8,180	7,427	4,683

Total expenses	280,686	435,067	182,395

Operating income	211,566	28,929	130,219

Other income	7,061	1,967	5,092
Interest expense	(119,478)	(111,573)	(65,475)

Net income (loss) available to common shareholders	99,149	(80,677)	69,836

Other comprehensive income:
Unrealized gain on investment securities
net of amounts realized	1,944	1,901	2,663

Comprehensive income (loss)	$101,093	$(78,776)	$72,499

Net income (loss) available to common shareholders per
weighted average common share - basic and diluted	$0.39	$(0.35)	$0.36

Weighted average number of common shares
outstanding - basic and diluted	255,081	228,028	192,875

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income (Loss)	Income (Loss)	Total

Balance at January 1, 2003	122,313	$1,223	$1,091,209	$(45,849)	$(907)	$1,045,676

Net income	-	-	-	69,836	-	69,836
Unrealized gain on investment securities	-	-	-	-	2,663	2,663
Distributions declared	-	-	-	(160,350)	-	(160,350)
Proceeds from distribution reinvestment program
(DRP) and exercise of stock options	101,934	1,019	923,251	-	-	924,270
Share Repurchase Program (SRP)	(899)	(9)	(8,538)	-	-	(8,547)
Balance at December 31, 2003	223,348	2,233	2,005,922	(136,363)	1,756	1,873,548

Net loss	-	-	-	(80,677)	-	(80,677)
Unrealized gain on investment securities	-	-	-	-	1,901	1,901
Distributions declared	-	-	-	(190,631)	-	(190,631)
Proceeds from DRP and
exercise of stock options	10,306	103	97,657	-	-	97,760
Shares issued as a result of merger	19,700	197	196,803	-	-	197,000
SRP	(2,043)	(20)	(19,215)	-	-	(19,235)
Balance at December 31, 2004	251,311	2,513	2,281,167	(407,671)	3,657	1,879,666

Net income	-	-	-	99,149	-	99,149
Unrealized gain on investment securities	-	-	-	-	1,944	1,944
Distributions declared	-	-	-	(211,631)	-	(211,631)
Proceeds from DRP and
exercise of stock options	11,377	114	114,360	-	-	114,474
SRP	(4,464)	(45)	(45,302)	-	-	(45,347)
Balance at December 31, 2005	258,224	$2,582	$2,350,225	$(520,153)	$5,601	$1,838,255

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$99,149	$(80,677)	$69,836
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Terminated contract costs	-	144,200	-
Provision for asset impairment	5,800	2,056	-
Impairment of investment in securities	73	-	-
Stock received as lease termination fee	(385)	(3,230)	-
Depreciation and amortization	144,179	135,085	81,880
Amortization of deferred financing costs	3,345	3,177	3,126
Amortization of premium on debt assumed	(1,382)	(9,253)	(726)
Gain on sale of investment property	(1,234)	-	-
Gain on sale of investment securities	(39)	(153)	(59)
Distributions from unconsolidated joint venture	134	-	-
Equity in earnings from unconsolidated joint venture	9	-	-
Straight line rental income, net	(11,728)	(9,706)	(8,231)
Amortization of above and below market lease intangibles	1,101	100	(788)
Write off of intangible assets due to early lease termination	414	-	-
Changes in assets and liabilities:
Accounts and rents receivable, net of increase in allowance
of $265, $2,409 and $1,829, respectively	1,756	(7,712)	(18,323)
Other assets	(1,174)	2,294	(5,820)
Accounts payable	(1,274)	(7,669)	10,577
Accrued interest payable	861	863	3,167
Real estate taxes payable	2,322	2,473	1,444
Security deposits	594	(339)	4,411
Prepaid rental and recovery income	4,357	6,541	568
Other liabilities	(106)	443	1,403
Net cash provided by operating activities	$246,772	$178,493	$142,465

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(6,813)	$-	$-
Restricted escrows	(1,452)	23,390	(28,756)
Purchase of investment securities, net of increase (decrease) in margin
account of $1,651, $2,069 and $(3,403), respectively	(3,525)	(2,429)	(3,547)
Proceeds from sale of investment securities	1,952	5,460	1,803
Proceeds from sale of properties to unconsolidated joint venture	35,375	-	-
Proceeds from sale of investment properties	2,541	-	828
Purchase of investment properties and development activities, net	(250,003)	(312,108)	(2,018,876)
Repayment of interim financing and advances to unconsolidated joint venture	119,290	-	-
Advances to unconsolidated joint venture	(78,250)	-	-
Repayment of mortgages receivable	-	-	24,250
Funding of mortgages receivable	-	-	(60,833)
Contribution from minority joint venture	-	28	1,000
Distribution to minority joint venture	-	(73)	(569)
Purchase of minority interest in joint venture partner	(386)	-	-
Payment of additional merger costs	-	(2,266)	-
Payments received under master lease agreements	4,360	7,337	6,687
Payment of leasing fees	(1,887)	(1,537)	(1,486)
Net cash used in investing activities	$(178,798)	$(282,198)	$(2,079,499)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC

Consolidated Statements of Cash Flows

(continued)

For Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from financing activities:
Proceeds from DRP and exercise of stock options	$114,474	$97,909	$1,014,101
Payment of SRP	(45,347)	(18,816)	(8,547)
Payment of offering costs	-	(149)	(91,257)
Proceeds from issuance of debt	105,539	343,878	1,211,100
Proceeds from unsecured line of credit	135,000	50,000	275,000
Principal payments of debt-balloon	(10,574)	(76,675)	(108,582)
Principal payments of debt-amortization	(2,952)	(4,312)	(1,678)
Principal payments of note payable	-	(20,700)	-
Payoff of unsecured line of credit	(160,000)	(75,000)	(225,000)
Payment of loan fees and deposits	(927)	(616)	(13,768)
Distributions paid	(211,301)	(188,698)	(152,888)
Net cash (used in) provided by financing activities	$(76,088)	$106,821	$1,898,481

Net (decrease) increase in cash and cash equivalents	(8,114)	3,116	(38,553)
Cash and cash equivalents, at beginning of year	99,540	96,424	134,977
Cash and cash equivalents, at end of year	$91,426	$99,540	$96,424

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$85,469	$107,533	$76,441
Capitalized interest	511	169	799
Distributions payable	18,007	17,677	15,744
Properties sold to unconsolidated joint venture	49,889	-	-
Investment properties and mortgage payable decrease through assumption of debt by unconsolidated joint venture	43,074	-	-
Investment properties and mortgage payable increase through assumption of debt	-	6,393	232,796
Investment properties additions resulting from (decrease) increase in development payables	(818)	(3,821)	4,980
Intangible assets from merger	-	2,060	-
Goodwill from merger	-	52,757	-
Premium on debt assumption	-	1,048	19,365

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1.  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (IRRETI) was formed on September 3, 1998 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers.  We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina.  We have also acquired properties in 21 other states including single-user retail properties in locations throughout the United States.

On December 29, 2004, and pursuant to an agreement and plan of merger entered into on September 10, 2004, we acquired, by merger, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management, advisory and property management services to us.  Shareholders of the acquired companies received an aggregate of 19,700 shares of our common stock, valued under the merger agreement at $10.00 per share.

The merger was accounted for using purchase accounting as required by Statement of Financial Accounting Standards 141 (SFAS 141) Business Combinations.  Using this method of accounting resulted in the assets and liabilities of the acquired companies being recorded on our books as of December 29, 2004 using the fair value at the date of the transaction.  Any additional amounts were allocated to intangible assets and goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible assets and liabilities acquired.

In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $197,000.  Additional costs were also incurred as part of the merger transaction, totaling $2,266, which consisted of financial and legal advisory services and accounting and proxy related costs.  As part of the merger, we also recognized intangible assets and goodwill, and expensed in 2004 certain terminated contract costs.  The value assigned to these intangible assets, goodwill and terminated contract costs were determined by an independent third party engaged to provide such information.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the remainder of the purchase price which was expensed in 2004 as terminated contract costs.  These terminated contract costs represented the portion of the purchase price allocated to the advisor asset management agreement and the property management agreements which were terminated concurrent with the closing of the merger and had no future value.

At December 29, 2004
(Dollars in thousands)

Building and other improvements	$249
Intangible assets	2,060
Goodwill	52,757
Other assets	638
Total assets acquired	55,704
Accounts payable	(638)
Net assets acquired	55,066
Terminated contract costs	144,200
Total acquisition price	$199,266

Value of stock issued	$197,000
Additional costs incurred	2,266
Total acquisition price	$199,266

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The $2,060 of intangible assets included an employment agreement ($280), a consulting agreement ($1,280), and a license agreement ($500), which are subject to amortization over the life of the agreements which are over varying periods of time, with the weighted average amortization period being 28 years.  We recognized amortization expense related to such intangibles of $395 for the year ended December 31, 2005.  No amortization expense was recognized in 2004.  The goodwill is not amortized, but is assessed annually for possible impairment.  None of the $52,757 of goodwill was deductible for tax purposes.

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

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

Investment in securities at December 31, 2005 consist primarily of stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and would be reflected as a realized loss. The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.  Certain individual securities have been in a continuous unrealized loss position for more than six months and were written down to fair value as of December 31, 2005.  The gross realized losses on these securities as of December 31, 2005, 2004 and 2003 were $73, $44 and $123, respectively.  The fair values of these securities as of December 31, 2005 were reduced to $638.  Additionally, we have purchased securities through a margin account.  As of December 31, 2005 and December 31, 2004, we have recorded a payable of $3,720 and $2,069, respectively, for securities purchased on margin which are included as a component of other liabilities.  During the years ended December 31, 2005, 2004 and 2003, we realized net gains of $39, $153 and $59, respectively, on the sale of investment securities.  Of the investment securities held on December 31, 2005 and 2004, we have accumulated other comprehensive income of $5,601 and $3,657, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $2,900 and $3,718 at December 31, 2005 and 2004, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value. Our judgment resulted in a provision for asset impairment (see Note 12 Provision for Asset Impairment) of $5,800, $2,056 and none for the years ended December 31, 2005, 2004 and 2003, respectively.

Depreciation expense is computed using the straight-line method.  Building and other improvements are depreciated based upon estimated useful lives of thirty years for building and improvements and fifteen years for site improvements as a component of depreciation and amortization expense.  In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  For the year ended December 31, 2005, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $8,477, $914 and $337, respectively, net of properties sold to SAU JV.

Amortization pertaining to the above market lease costs was applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the years ended December 31, 2005 and 2004 was $7,224 and $7,914, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the years ended December 31, 2005 and 2004 was $6,690 and $7,014, respectively.  We incurred amortization expense pertaining to acquired in-place lease intangibles of $21,219 and $19,650 for the years ended December 31, 2005 and 2004, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write offs of above market lease intangibles of $365 and $916 were recorded as a reduction of rental income for the years ended December 31, 2005 and 2004, respectively.  Write offs of below market lease intangibles of $908 and $292 were recorded as an increase to rental income for the years ended December 31, 2005 and 2004, respectively.  We incurred write offs pertaining to acquired in-place lease intangibles of $2,086 and $1,030 for the years ended December 31, 2005 and 2004, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The table below presents the amortization during the next five years related to the acquired above and below market lease costs and acquired in-place lease intangibles for properties owned at December 31, 2005.

	2006	2007	2008	2009	2010	Thereafter
Amortization of:
Acquired above market lease costs	$(6,312)	$(5,717)	$(5,008)	$(4,329)	$(3,994)	$(18,151)

Acquired below market lease costs	5,086	4,187	3,506	3,004	2,565	14,094

Net rental income - decrease	$(1,226)	$(1,530)	$(1,502)	$(1,325)	$(1,429)	$(4,057)

Acquired in-place lease intangibles	$(18,124)	$(17,005)	$(15,514)	$(14,153)	$(12,919)	$(78,015)

We have recorded goodwill as part of the merger transaction.  These amounts are not amortized, per SFAS 141, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005.

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

Premiums and discounts on assumed mortgages payable are amortized or accreted over the life of the related mortgages as an adjustment to interest expense using the straight-line method.

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

Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with SAB 101.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($4,998 and $5,263 as of December 31, 2005 and 2004, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($724 and $740 as of December 31, 2005 and 2004, respectively).  The straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  We require collateral for the notes.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114, (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered.  All cash receipts recognized thereafter are recorded as interest income.  Based on our judgment, no notes receivable were impaired for the years ended December 31, 2005 and 2004, of which $448 and $3,176 are included in developments in progress, respectively.  See Note 11 Commitments and Contingencies for further discussion regarding the $448 note receivable outstanding at December 31, 2005.

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
SFAS 123R requires that the compensation cost relating to share-based payment transactions to be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective as of the first annual reporting period that begins after June 15, 2005.  The adoption of SFAS 123R is not expected to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonable estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  The adoption of FIN 47 did not have a material effect on our consolidated financial statements.

In June 2005 the FASB ratified the consensus by the Emerging Issues Task Force (EITF) regarding EITF 04-05, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.  This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to us for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  The guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified partnerships. The adoption of EITF 04-05 did not have a material effect on our consolidated financial statements.

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

We have a 20% ownership interest in and are the managing member of Inland-SAU Retail Fund, L.L.C. (SAU JV), which management determined is not a variable interest entity.  We account for our investment in this venture using the equity method of accounting.  See Note 7 Investment in Unconsolidated Joint Venture for further discussion.

3. Related Party Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly (as agent for certain shareholders pursuant to the business combination set forth below) controls 16,924 shares, or 6.55%, of our common stock.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our affiliated directors, at which time, Richard Imperiale, an independent director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed an affiliated director.  Mr. Parks will continue to serve on the MDC.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions of which we incurred $2,139 and $3,351 during the years ended December 31, 2005 and 2004, respectively.  Of these services $84 and $527 remain unpaid as of December 31, 2005 and 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $438, $407 and $290 for the years ended December 31, 2005, 2004 and 2003, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $96, $84 and none for the years ended December 31, 2005, 2004 and 2003, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the years ended December 31, 2005 and 2004, we incurred loan fees totaling $140 and $762, respectively.  None remain unpaid as of December 31, 2005 and 2004.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the years ended December 31, 2005, 2004 and 2003, we incurred

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

$9,810, $7,290 and $5,706, respectively, for these services.  Of these services $330 and $329 remain unpaid as of December 31, 2005 and 2004, respectively.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent was approximately $300, of which we paid approximately $175 to this affiliate for the year ended December 31, 2005.  None remain unpaid as of December 31, 2005.

Prior to our acquisition of the property management companies and our former advisor on December 29, 2004, we were obligated to pay an advisor asset management fee of not more than 1% of our net asset value to our former advisor.  Our net asset value was defined as the total book value of the assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets.  We computed our net asset value by taking the average of these values at the end of each month for which we were calculating the fee.  The fee was payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter.  For any year in which we qualified as a REIT prior to the completion of the transaction, our former advisor was required to reimburse us for certain amounts to the extent that the annual return to shareholders was less than 7%.  No reimbursements from our former advisor were required in any year.  For the year December 31, 2005, 2004 and 2003, we incurred none, $18,958 and $15,531, respectively, of asset management fees.  None remain unpaid as of December 31, 2005 and 2004.

Also prior to their acquisition, the property management companies, which were owned principally by individuals who were affiliated with our former advisor, were entitled to receive property management fees from us totaling 4.5% of gross operating income for management and leasing services.  As a result of this acquisition, we currently own 100% of the property management companies, and property management fee income and expense are eliminated upon consolidation for the year ended December 31, 2005.  We incurred property management fees of $20,574 and $13,050 for the years ended December 31, 2004 and 2003, respectively, of which $373 remained unpaid at December 31, 2004.

Our employee benefits, human resources policies and insurance policies are modeled after those used by The Inland Real Estate Group of Companies and were adopted by us pursuant to agreements relative to our business combination.  These policies are administered through Inland Payroll Services, Inc. and Inland Risk and Insurance Management Services, Inc., which we have contracted with to provide these services for us.  We have chosen to use these services rather than administer them internally because we have the availability of highly experienced professionals who charge us rates we believe are billed at their cost and which we believe are at or below market.   Further, we only incur the cost for these services as we need them and are able to avail ourselves of the quantity discounts and purchasing power of The Inland Real Estate Group of Companies. If we are able to obtain these services on a more favorable basis elsewhere, or if we believe we can perform them in house at less cost, we can terminate these agreements.

In addition, The Inland Real Estate Group of Companies conducts various monthly officer and staff meetings for all Inland related and non-related companies.  The purpose of the meetings is to share news regarding various Inland companies as well as real estate industry trends and developments and information of mutual interest. The meetings also provide a format for individuals to communicate in an informal setting away from corporate offices. Attendance is strongly encouraged in order to maintain a dialogue among officers and staff of The Inland Group service providers, affiliates and former affiliates who have agreements with the service providers.

4.  Stock Plans and Soliciting Dealer Warrants

Our Independent Director Stock Option Plan, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of December 31, 2005, options to acquire 8 shares were exercised.  As

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

of December 31, 2005 and 2004, options to acquire 14 and 20 shares of common stock were outstanding, respectively.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of December 31, 2005 and 2004, 8,551 had been issued, of which 547 have expired as of December 31, 2005.  As of January 31, 2006, approximately 2,002 warrants have expired.  At December 31, 2005, no warrants had been exercised.  As of March 3, 2006, 44 warrants have been exercised.

On August 23, 2005, our shareholders approved an Equity Award Plan (EAP) and an Employee Stock Purchase Plan (ESPP).  The EAP will allow certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP is to provide an incentive to those employees so that we can retain executive level talent.  The EAP will be available only to employees of ours.  We have reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  Our Board of Directors may amend this plan at any time.

On August 23, 2005, we granted twenty-five thousand stock options to an executive employee at an exercise price of $10.75 per share and a term of ten years.  These options vest and become exercisable over three years, in one-third installments, commencing August 23, 2006.

The ESPP will allow our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP is to provide our employees with an opportunity to have a stake in the success of the company.  The ESPP will be available only to employees of ours.  We have reserved 200 shares of common stock under the ESPP with these shares available through June 30, 2007.  The ESPP became available to our employees on January 1, 2006.  The purchase price of the shares will be at 85% of fair market value and be limited to five thousand shares or $25 per employee per calendar year.  We will incur, as an expense, the 15% discount.  Our Board of Directors may amend this plan at any time.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $22,377 and $18,017 as of December 31, 2005 and 2004, respectively.

Operating Leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2006	$381,132
2007	360,315
2008	333,441
2009	302,231
2010	273,280
Thereafter	1,613,142

Total	$3,263,541

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The majority of the revenues from our properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

A lease termination by a major tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if a major tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.

The remaining lease terms range from one year to fifty-four years.

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $11,712, $10,445 and $8,231 for the years ended December 31, 2005, 2004 and 2003, respectively.  The related accounts and rents receivable, net of allowance, for the years ended December 31, 2005 and 2004 were $32,528 and $21,523, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

6.

Mortgages Payable and Line of Credit

Mortgages payable consist of the following at December 31, 2005 and 2004.

		Interest Rate at	Maturity	Balance at December 31,
Property Name and Location	Type	12/31/2005	Date	2005	2004
440 Commons	F	4.51%	02/2008	$9,875	$9,875
Jersey City, NJ
Aberdeen Square	F	6.25%	01/2007	3,670	3,670
Boynton Beach, FL
Abernathy Square	F	6.29%	03/2009	13,392	13,392
Atlanta, GA
Adams Farm	F	4.65%	08/2009	6,700	6,700
Greensboro, NC
Aiken Exchange	F	4.37%	05/2009	7,350	7,350
Aiken, SC
Albertsons at Bloomingdale Hills	F	4.47%	04/2009	3,175	3,175
Brandon, FL
Alexander Place	F	4.79%	02/2010	15,000	-
Raleigh, NC
Anderson Central	F	4.94%	12/2010	8,600	8,600
Anderson, SC
Barrett Pavilion	F	4.66%	08/2010	44,000	44,000
Kennesaw, GA
Bartow Marketplace	V	4.21%	09/2006	13,475	13,475
Cartersville, GA
Bass Pro Outdoor World	F	5.93%	08/2009	9,100	9,100
Dania Beach, FL
Bellevue Place Shopping Center	F	5.13%	12/2013	5,985	5,985
Nashville, TN
Bi-Lo - Asheville	F	5.16%	11/2010	4,235	4,235
Asheville, NC
Bi-Lo - Northside Plaza	F	4.47%	04/2009	2,200	2,200
Greenwood, SC
Bi-Lo - Shelmore	F	4.78%	10/2008	6,350	6,350
Mt. Pleasant, SC
Bi-Lo - Southern Pines	F	5.16%	11/2010	3,950	3,950
Southern Pines, NC
Bi-Lo - Sylvania	F	5.16%	11/2010	2,420	2,420
Sylvania, GA
Birkdale Village	F	4.08%	08/2010	55,000	55,000
Charlotte, NC
BJ'S Wholesale Club	F	5.06%	12/2010	7,117	7,117
Charlotte, NC
Boynton Commons	V	4.95%	03/2008	15,125	15,125
Boynton Beach, FL
Brandon Blvd. Shoppes	F	6.24%	03/2009	5,137	5,137
Brandon, FL

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Brick Center Plaza	F	4.38%	06/2010	10,300	10,300
Brick, NJ
Bridgewater Marketplace	V	5.05%	09/2006	2,988	2,988
Orlando, FL
Camfield Corners	F	5.04%	12/2010	5,150	5,150
Charlotte, NC
Camp Hill Center	F	4.20%	08/2010	4,300	4,300
Harrisburg, PA
Capital Crossing	F	4.30%	08/2010	5,478	5,478
Raleigh, NC
Capital Plaza	F	4.37%	01/2010	4,109	4,109
Wake Forest, NC
Carlisle Commons	F	4.99%	11/2010	21,560	21,560
Carlisle, PA
Cascades Marketplace	F	4.51%	12/2008	9,240	9,240
Sterling, VA
Casselberry Commons	F	7.64%	04/2006	8,703	8,703
Casselberry, FL
Cedar Springs Crossing	F	4.51%	08/2010	5,800	5,800
Spartanburg, SC
Center Pointe Plaza I	F	5.32%	08/2011	4,250	4,250
Easley, SC
Chatham Crossing	F	4.65%	04/2010	2,190	2,190
Siler City, NC
Chesterfield Crossings	F	5.50%	10/2009	6,380	6,380
Richmond, VA
Chickasaw Trails Shopping Center	F	6.26%	11/2006	4,400	4,400
Orlando, FL
Circuit City - Cary	F	4.77%	04/2010	3,280	3,280
Cary, NC
Circuit City - Culver City	F	4.87%	10/2010	4,813	4,813
Culver City, CA
Circuit City - Highland Ranch	F	4.87%	10/2010	3,160	3,160
Highland Ranch, CO
Circuit City - Olympia	F	4.87%	10/2010	3,160	3,160
Olympia, WA
Circuit City - Rome	F	5.50%	10/2009	2,470	2,470
Rome, GA
Circuit City - Vero Beach	F	5.50%	09/2009	3,120	3,120
Vero Beach, FL
Circuit City Plaza	F	5.50%	09/2009	6,275	6,275
Orlando, FL
Citrus Hills	V	5.00%	02/2007	3,000	3,000
Citrus Hills, FL
City Crossing	F	4.97%	10/2010	10,070	10,070
Warner Robins, GA

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Clayton Corners	F	7.25%	04/2012	9,850	9,850
Clayton, NC
Clearwater Crossing	F	5.00%	12/2010	7,800	7,800
Flowery Branch, GA
Colonial Promenade Bardmoor Center	F	4.52%	08/2010	9,400	9,400
Largo, FL
Columbia Promenade	F	7.61%	02/2006	3,600	3,600
Kissimmee, FL
Columbiana Station	F	4.04%	05/2010	25,900	25,900
Columbia, SC
Commonwealth Center II	F	4.39%	07/2010	12,250	12,250
Richmond, VA
CompUSA Retail Center	F	4.41%	04/2010	4,000	4,000
Newport News, VA
Concord Crossing	F	4.44%	06/2010	2,890	2,890
Concord, NC
Conway Plaza	F	4.73%	07/2010	5,000	5,000
Orlando, FL
Cortez Plaza	F	7.15%	07/2012	16,446	16,624
Bradenton, FL
CostCo Plaza	F	4.99%	12/2010	9,255	9,255
White Marsh, MD
Countryside	F	6.54%	06/2006	4,300	4,300
Naples, FL
Covington Corners	V	4.31%	03/2007	1,885	1,885
Covington, LA
Cox Creek Shopping Center	F	7.09%	03/2012	14,787	14,954
Florence, AL
Creeks at Virginia Center	F	6.37%	08/2012	26,944	27,287
Richmond, VA
Creekwood Crossing	V	5.10%	03/2007	11,750	11,750
Bradenton, FL
Crossroads Plaza	F	4.58%	02/2009	9,900	9,900
Lumberton, NJ
Crystal Springs Shopping Center	F	6.15%	08/2009	4,070	4,070
Crystal Springs, FL
CVS Pharmacy #5040-01	F	5.05%	06/2013	1,407	1,407
Kissimmee, FL
CVS Pharmacy #6226-01	F	5.05%	06/2013	1,005	1,005
Oklahoma City, OK
CVS Pharmacy #6794-01	F	5.05%	06/2013	1,540	1,540
Ft. Worth, TX
CVS Pharmacy #6841-01	F	5.05%	06/2013	1,203	1,203
Wichita Falls, TX
CVS Pharmacy #6967-01	F	5.05%	06/2013	1,338	1,338
Richardson, TX

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

CVS Pharmacy #6974-01	F	5.05%	06/2013	1,316	1,316
Richardson, TX
CVS Pharmacy #6978-01	F	5.05%	06/2013	1,036	1,036
Wichita Falls, TX
CVS Pharmacy #6982-01	F	5.05%	06/2013	1,097	1,097
Dallas, TX
CVS Pharmacy #7440-01	F	5.05%	06/2013	1,177	1,177
Dallas, TX
CVS Pharmacy #7579-01	F	5.05%	06/2013	1,521	1,521
Richland Hills, TX
CVS Pharmacy #7642-01	F	5.05%	06/2013	1,022	1,022
Lake Worth, TX
CVS Pharmacy #7678-01	F	5.05%	06/2013	1,546	1,546
River Oaks, TX
CVS Pharmacy #7709-01	F	5.05%	06/2013	845	845
Tyler, TX
CVS Pharmacy #7785-01	F	5.05%	06/2013	941	941
Ft. Worth, TX
CVS Pharmacy #7804-01	F	5.05%	06/2013	1,445	1,445
Plano, TX
Cypress Trace	F	5.00%	04/2012	16,000	-
Ft. Meyers, FL
Denbigh Village	F	4.94%	12/2010	11,457	11,457
Newport News, VA
Douglasville Pavilion	V	3.88%	07/2007	14,923	14,923
Douglasville, GA
Downtown Short Pump	F	4.90%	08/2010	18,480	18,480
Richmond, VA
Duvall Village	F	7.04%	10/2012	9,006	9,174
Bowie, MD
East Hanover Plaza	F	4.69%	07/2010	9,280	9,280
East Hanover, NJ
Eckerd Drug Store - Blackstock	F	5.43%	03/2014	1,492	1,492
Spartanburg, SC
Eckerd Drug Store - Concord	F	5.43%	03/2014	1,234	1,234
Concord, NC
Eckerd Drug Store - Greenville	F	6.30%	08/2009	1,540	1,540
Greenville, SC
Eckerd Drug Store - Perry Creek	F	5.43%	03/2014	1,565	1,565
Raleigh, NC
Eckerd Drug Store - Piedmont	F	5.17%	10/2010	1,100	1,100
Piedmont, SC
Eckerd Drug Store - Spartanburg	F	6.30%	08/2009	1,542	1,542
Spartanburg, SC
Eckerd Drug Store - Tega Cay	F	5.43%	03/2014	1,678	1,678
Tega Cay, SC

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Eckerd Drug Store - Woodruff	F	5.43%	03/2014	1,561	1,561
Woodruff, SC
Eckerd Drug Store #0234	F	5.05%	06/2013	1,161	1,161
Marietta, GA
Eckerd Drug Store #0444	F	5.05%	06/2013	1,129	1,129
Gainesville, GA
Eckerd Drug Store #2320	F	5.05%	06/2013	1,271	1,271
Snellville, GA
Eckerd Drug Store #3449	F	5.17%	10/2010	1,120	1,120
Lawrenceville, GA
Eckerd Drug Store #5018	F	4.97%	02/2010	1,582	1,582
Amherst, NY
Eckerd Drug Store #5661	F	4.97%	02/2010	1,777	1,777
Buffalo, NY
Eckerd Drug Store #5786	F	4.97%	02/2010	905	905
Dunkirk, NY
Eckerd Drug Store #5797	F	4.97%	02/2010	1,636	1,636
Cheektowaga, NY
Eckerd Drug Store #6007	F	4.97%	02/2010	1,636	1,636
Connelsville, PA
Eckerd Drug Store #6036	F	4.97%	02/2010	1,636	1,636
Pittsburgh, PA
Eckerd Drug Store #6040	F	4.94%	02/2010	1,911	1,911
Monroeville, PA
Eckerd Drug Store #6043	F	4.97%	02/2010	1,636	1,636
Monroeville, PA
Eckerd Drug Store #6062	F	4.94%	02/2010	1,418	1,418
Harborcreek, PA
Eckerd Drug Store #6089	F	4.97%	02/2010	1,374	1,374
Weirton, WV
Eckerd Drug Store #6095	F	4.97%	02/2010	1,571	1,571
Cheswick, PA
Eckerd Drug Store #6172	F	4.94%	02/2010	1,636	1,636
New Castle, PA
Eckerd Drug Store #6193	F	4.94%	02/2010	1,636	1,636
Erie, PA
Eckerd Drug Store #6199	F	4.94%	02/2010	1,636	1,636
Millcreek, PA
Eckerd Drug Store #6257	F	5.18%	04/2010	640	640
Millcreek, PA
Eckerd Drug Store #6286	F	5.18%	04/2010	1,601	1,601
Erie, PA
Eckerd Drug Store #6334	F	4.94%	02/2010	1,636	1,636
Erie, PA
Eckerd Drug Store #6392	F	4.97%	02/2010	1,636	1,636
Penn, PA

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Eckerd Drug Store #6695	F	4.97%	02/2010	1,636	1,636
Plum Borough, PA
Edgewater Town Center	F	4.69%	06/2010	14,000	14,000
Edgewater, NJ
Eisenhower Crossing I & II	F	6.09%	01/2007	16,375	16,375
Macon, GA
Eisenhower Crossing I & II	F	6.12%	01/2007	7,425	7,425
Macon, GA
Fayette Pavilion I, II, III & IV	F	3.80%	03/2007	25,150	25,150
Fayetteville, GA
Fayette Pavilion I, II, III & IV	F	5.62%	07/2010	53,250	53,250
Fayetteville, GA
Fayetteville Pavilion	V	4.62%	07/2007	15,937	15,938
Fayetteville, NC
Flamingo Falls	F	4.35%	08/2010	13,200	13,200
Pembroke Pines, FL
Forest Hills Centre	F	4.49%	03/2010	3,660	3,660
Wilson, NC
Forestdale Plaza	F	4.91%	01/2010	3,319	3,319
Jamestown, NC
Fountains	F	4.66%	07/2011	32,500	32,500
Plantation, FL
Gateway Market Center	F	4.57%	01/2010	11,000	10,425
St. Petersburg, FL
Gateway Plaza - Jacksonville	F	4.82%	03/2010	6,500	6,500
Jacksonville, NC
Gateway Plaza II - Conway	F	4.65%	05/2010	3,480	3,480
Conway, SC
Glenmark Centre	F	4.78%	10/2008	7,000	7,000
Morgantown, WV
Golden Gate	F	4.77%	04/2010	6,379	6,379
Greensboro, NC
Goldenrod Groves	F	4.41%	04/2010	4,575	4,575
Orlando, FL
Goody's Shopping Center	F	5.00%	12/2010	1,185	1,185
Augusta, GA
Hairston Crossing	F	5.99%	07/2009	3,655	3,655
Decatur, GA
Hampton Point	F	5.50%	10/2009	2,475	2,475
Taylors, SC
Harundale Plaza	F	4.64%	04/2010	12,362	12,362
Glen Burnie, MD
Heather Island Plaza	F	5.00%	12/2012	6,155	-
Silver Springs Shores, FL
Heritage Pavilion	F	4.46%	07/2009	21,500	21,500
Smyrna, GA

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Hilliard Rome	F	5.87%	01/2013	11,565	11,723
Columbus, OH
Hillsboro Square	F	5.50%	10/2009	12,100	12,100
Deerfield Beach, FL
Hiram Pavilion	F	4.51%	08/2010	19,369	19,369
Hiram, GA
Houston Square	F	4.74%	01/2009	2,750	2,750
Warner Robins, GA
Jo-Ann Fabrics	V	4.21%	08/2008	2,450	2,450
Alpharetta, GA
Jones Bridge Plaza	F	4.38%	04/2010	4,350	4,350
Norcross, GA
KB Homes	V	4.87%	09/2006	2,000	2,000
Daytona Beach, FL
Kensington Place	F	4.91%	01/2011	3,750	3,750
Murfreesboro, TN
Killearn Shopping Center	F	4.53%	02/2009	5,970	5,970
Tallahassee, FL
Kmart	F	6.80%	06/2006	4,655	4,655
Macon, GA
Kroger - Cincinnati	F	4.87%	10/2010	3,969	3,969
Cincinnati, OH
Kroger - West Chester	F	4.87%	10/2010	2,475	2,475
West Chester, OH
Kroger- Grand Prairie	F	4.87%	10/2010	3,086	3,086
Grand Prairie, TX
Lake Olympia Square	F	8.25%	04/2007	4,937	5,133
Ocoee, FL
Lake Walden Square	F	7.63%	11/2007	9,260	9,418
Plant City, FL
Lakeview Plaza	F	8.00%	03/2018	3,613	3,613
Kissimmee, FL
Lakewood Ranch	V	4.97%	10/2009	4,400	4,400
Bradenton, FL
Largo Town Center	F	4.90%	12/2010	17,200	17,200
Upper Marlboro, MD
Lexington Place	F	4.96%	01/2011	5,300	5,300
Lexington, SC
Loisdale Center	F	4.58%	12/2008	15,950	15,950
Springfield, VA
Lowe's Home Improvement	F	6.80%	06/2006	4,845	4,845
Warner Robbins, GA
Lowe's Home Improvement - Baytown	F	4.87%	10/2010	6,099	6,099
Baytown, TX
Lowe's Home Improvement - Cullman	F	4.87%	10/2010	4,737	4,737
Cullman, AL

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Lowe's Home Improvement - Houston	F	4.87%	10/2010	6,393	6,393
Houston, TX
Lowe's Home Improvement - Steubenville	F	4.87%	10/2010	6,061	6,061
Steubenville, OH
Manchester Broad Street	F	4.76%	12/2008	7,205	7,205
Manchester, CT
Market Square	F	7.02%	09/2008	8,051	8,176
Douglasville, GA
Marketplace at Mill Creek	F	4.34%	05/2010	27,700	27,700
Buford, GA
McFarland Plaza	F	5.50%	09/2009	8,425	8,425
Tuscaloosa, AL
Meadowmont Village Center	F	4.20%	08/2010	13,400	13,400
Chapel Hill, NC
Melbourne Shopping Center	F	7.68%	03/2009	5,944	5,945
Melbourne, FL
Merchants Square	F	7.25%	11/2008	3,108	3,138
Zephyrhills, FL
Middletown Village	F	4.53%	02/2009	10,000	10,000
Middletown, RI
Midway Plaza	F	4.91%	11/2010	15,638	15,638
Tamarac, FL
Mill Pond Village	F	4.76%	07/2009	8,500	8,500
Cary, NC
Monroe Shopping Center	F	4.63%	06/2010	1,915	1,915
Monroe, NC
Mooresville Marketplace	F	8.00%	11/2022	3,893	3,893
Mooresville, NC
Naugatuck Valley Shopping Center	F	4.72%	12/2008	28,600	28,600
Waterbury, CT
Newnan Pavilion	V	3.88%	07/2007	20,413	20,414
Newnan, GA
North Aiken Bi-Lo Center	F	4.64%	04/2010	2,900	2,900
Aiken, SC
North Hill Commons	F	5.24%	11/2010	2,475	2,475
Anderson, SC
Northlake Commons	F	4.96%	01/2011	13,376	13,376
Palm Beach Gardens, FL
Northpoint Marketplace	F	5.50%	10/2009	4,535	4,535
Spartanburg, SC
Oak Summit	F	4.27%	06/2009	8,200	8,200
Winston-Salem, NC
Oakley Plaza	F	4.29%	08/2010	5,175	5,175
Asheville, NC
Oleander Shopping Center	F	7.80%	11/2011	3,000	3,000
Wilmington, NC

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Overlook at King of Prussia	F	4.60%	03/2008	30,000	30,000
King of Prussia, PA
Paradise Place	F	4.55%	02/2009	6,555	6,555
West Palm Beach, FL
Paradise Promenade	F	4.32%	06/2009	6,400	6,400
Davie, FL
Paraiso Plaza	F	4.63%	06/2010	5,280	5,280
Hialeah, FL
PetSmart - Chattanooga	F	7.37%	06/2008	1,304	1,304
Chattanooga, TN
PetSmart - Daytona Beach	F	7.37%	06/2008	1,361	1,361
Daytona Beach, FL
PetSmart - Fredricksburg	F	7.37%	06/2008	1,435	1,435
Fredricksburg, VA
Piedmont Plaza	F	5.50%	09/2028	5,797	5,922
Apopka, FL
Plant City Crossing	F	4.70%	04/2010	5,900	5,900
Plant City, FL
Plaza Del Paraiso	F	4.72%	02/2010	8,440	8,440
Miami, FL
Pleasant Hill	F	5.04%	12/2009	17,120	17,120
Duluth, GA
Pointe at Tampa Palms	F	4.47%	04/2009	2,890	2,890
Tampa, FL
Presidential Commons	F	6.80%	12/2007	24,067	24,067
Snellville, GA
Presidential Commons	F	2.50%	11/2006	2,000	2,000
Snellville, GA
Publix Brooker Creek	F	4.61%	12/2011	5,000	5,000
Palm Harbor, FL
Redbud Commons	F	4.60%	07/2012	5,060	-
Gastonia, NC
River Ridge	F	4.16%	04/2008	14,498	14,499
Birmingham, AL
River Run	F	4.01%	08/2010	6,490	6,490
Miramar, FL
Riverdale Shops	F	4.25%	02/2008	23,200	23,200
West Springfield, MA
Riverstone Plaza	F	5.50%	09/2009	17,600	17,600
Canton, GA
Rosedale Shopping Center	F	7.94%	06/2011	13,300	13,300
Huntersville, NC
Route 22 Retail Shopping Center	F	7.49%	01/2008	10,981	11,146
Union, NJ
Sand Lake Corners	F	6.80%	06/2008	11,900	11,900
Orlando, FL

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Sandy Plains Village	F	5.00%	12/2010	9,900	9,900
Roswell, GA
Sarasota Pavilion	V	4.95%	07/2007	21,000	21,000
Sarasota, FL
Seekonk Town Center	F	4.06%	05/2007	6,100	6,100
Seekonk, MA
Sexton Commons	F	4.50%	12/2009	4,400	4,400
Fuquay Varina, NC
Sharon Greens	F	6.07%	09/2009	6,500	6,500
Cumming, GA
Sheridan Square	F	4.39%	06/2010	3,600	3,600
Dania, FL
Shoppes at Citiside	F	4.37%	05/2010	5,600	5,600
Charlotte, NC
Shoppes at Lake Dow	F	4.97%	12/2010	6,100	6,100
McDonough, GA
Shoppes at Lake Mary	F	4.91%	01/2010	6,250	6,250
Lake Mary, FL
Shoppes at New Tampa	F	4.91%	08/2010	10,600	10,600
Wesley Chapel, FL
Shoppes at Paradise Pointe	F	5.12%	10/2010	6,420	6,420
Ft. Walton Beach, FL
Shoppes at Wendover Village I	F	4.22%	06/2009	5,450	5,450
Greensboro, NC
Shoppes of Augusta	V	4.31%	03/2007	1,668	1,668
Augusta, GA
Shoppes of Ellenwood	F	4.72%	02/2010	5,905	5,905
Ellenwood, GA
Shoppes of Golden Acres	F	4.68%	12/2011	7,098	7,098
Newport Richey, FL
Shoppes of Lithia	F	4.72%	02/2010	7,085	7,085
Brandon, FL
Shoppes on the Ridge	F	4.74%	12/2011	9,628	9,628
Lake Wales, FL
Shops at Oliver's Crossing	F	4.63%	06/2010	5,100	5,100
Winston-Salem, NC
Shops on the Circle	F	7.92%	11/2010	11,852	11,978
Dothan, AL
Skyview Plaza	V	4.90%	11/2006	10,875	10,875
Orlando, FL
Sony Theatre Complex	F	4.69%	07/2010	6,445	6,445
East Hanover, NJ
Southampton Village	F	4.66%	05/2011	6,700	6,700
Tyrone, GA
Southlake Pavilion	V	3.88%	07/2007	36,212	36,213
Morrow, GA

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Southlake Shopping Center	F	7.25%	11/2008	7,384	7,492
Cornelius, NC
Southwood Plantation	F	4.69%	12/2011	4,994	4,994
Tallahassee, FL
Spring Mall Center	F	4.66%	12/2010	5,765	5,765
Springfield, VA
Springfield Park	F	4.20%	08/2010	5,600	5,600
Lawrenceville, GA
Squirewood Village	F	4.47%	04/2009	1,900	1,900
Dandridge, TN
Steeplechase Plaza	V	4.80%	04/2007	4,651	4,651
Ocala, FL
Stonebridge Square	V	4.17%	07/2007	10,900	10,900
Roswell, GA
Stonecrest Marketplace	F	4.34%	05/2010	19,075	19,075
Lithonia, GA
Super Wal-Mart - Alliance	F	4.87%	10/2010	8,451	8,451
Alliance, OH
Super Wal-Mart - Greenville	F	4.87%	10/2010	9,048	9,048
Greenville, SC
Super Wal-Mart - Winston-Salem	F	4.87%	10/2010	10,030	10,030
Winston-Salem, NC
Suwanee Crossroads	F	4.60%	08/2010	6,670	6,670
Suwanee, GA
Sycamore Commons	F	5.11%	09/2009	20,000	20,000
Matthews, NC
Sycamore Commons Outlot I & II	F	4.55%	02/2009	1,475	1,475
Matthews, NC
Target Center	F	6.02%	08/2009	4,192	4,192
Columbia, SC
Tequesta Shoppes Plaza	F	5.30%	10/2010	5,200	5,200
Tequesta, FL
Thompson Square Mall	F	4.22%	07/2009	13,350	13,350
Monticello, NY
Town & Country	F	4.70%	05/2010	30,751	30,900
Knoxville, TN
Town Center Commons	F	7.00%	04/2006	4,750	4,750
Kennesaw, GA
Turkey Creek I & II	F	5.23%	11/2010	7,050	7,050
Knoxville, TN
Turkey Creek I & II	V	3.88%	07/2007	12,117	12,118
Knoxville, TN
Universal Plaza	V	5.10%	04/2007	4,970	4,970
Lauderhill, FL
Valley Park Commons	F	4.44%	04/2010	6,770	6,770
Hagerstown, MD

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Venture Pointe	V	3.88%	07/2007	14,472	14,473
Duluth, GA
Village Center	F	4.44%	04/2010	13,200	13,200
Mt. Pleasant, WI
Village Center	F	5.17%	07/2011	2,070	2,070
Mt. Pleasant, WI
Village Crossing	F	4.73%	06/2010	44,000	44,000
Skokie, IL
Village Square at Golf	F	5.23%	11/2010	10,200	10,200
Boynton Beach, FL
Wakefield Crossing	F	4.50%	12/2009	5,920	5,920
Raleigh, NC
Walgreens	F	4.84%	12/2010	2,397	2,397
Port Huron, MI
Walgreens - Dearborn Heights	F	4.86%	11/2012	3,550	-
Dearborn Heights, MI
Walgreens - Livonia	F	4.86%	11/2012	2,477	-
Livonia, MI
Walgreens - Rockford	F	4.86%	11/2012	3,223	-
Rockford, IL
Walks at Highwood Preserve I & II	F	4.37%	05/2009	3,700	3,700
Tampa, FL
Walks at Highwood Preserve I & II	F	5.50%	10/2009	13,230	13,230
Tampa, FL
Wal-Mart/Sam's Club	F	4.87%	10/2010	7,938	7,938
Worcester, MA
Ward's Crossing	F	5.50%	09/2009	6,090	6,090
Lynchburg, VA
Warwick Center	F	4.13%	06/2010	16,939	16,939
Warwick, RI
Watercolor Crossing	F	4.76%	01/2012	4,355	4,355
Tallahassee, FL
Waterfront Marketplace/Town Center	F	6.35%	08/2012	70,235	71,133
Homestead, PA
West Falls Plaza	F	4.69%	06/2010	11,075	11,075
West Paterson, NJ
West Oaks Towne Center	F	6.80%	06/2006	4,900	4,900
Ocoee, FL
Westside Centre	F	4.27%	09/2013	29,350	29,350
Huntsville, AL
Willoughby Hills Shopping Center	F	6.98%	06/2018	14,480	14,480
Willoughby Hills, OH
Windsor Court Shopping Center	F	4.39%	06/2010	8,015	8,015
Windsor Court, CT
Winslow Bay Commons	F	4.53%	02/2009	23,200	23,200
Mooresville, NC

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Woodstock Square		V	4.21%	08/2008	14,000	14,000
Atlanta, GA
Wytheville Commons		F	4.30%	06/2009	5,591	5,591
Wytheville, VA

					$2,306,781	$2,257,842

Premium from debt assumed at acquisition, net of amortization					9,052	10,434
Total Mortgages Payable					$2,315,833	$2,268,276

Line of Credit			N/A	N/A	$-	$25,000

Type
F =	Fixed rate mortgage payable
V =	Variable rate mortgage payable

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

For the year ended December 31, 2005 and 2004, we closed on or assumed mortgage debt with a principal amount of $48,939 and $269,284, net of mortgage debt repaid.  The average costs of funds at December 31, 2005 and 2004 were approximately 5.05% and 5.03%, respectively.

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

The following table shows the debt maturing during the next five years and thereafter.

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:*
Fixed rate debt	$45,490	$92,162	$209,449	$347,273	$985,141	$388,056	$2,067,571
Variable rate debt	29,338	173,897	31,575	4,400	-	-	239,210
	$74,828	$266,059	$241,024	$351,673	$985,141	$388,056	$2,306,781

Weighted average interest rate on maturing debt as of December 31, 2005:
Fixed rate debt	6.78%	5.68%	5.27%	5.11%	4.74%	5.72%
Variable rate debt	4.60%	4.27%	4.57%	4.97%	N/A	N/A

*	The debt maturity does not include any premiums associated with debt assumed at acquisition of which $9,052, net of accumulated amortization, is outstanding as of December 31, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The fair value of mortgages payable is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of our mortgages is estimated to be approximately $2,323,000 at December 31, 2005.  We estimate the fair value of our mortgages payable by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders.

The principal balance of $239,210 or 10.4% of our mortgages payable at December 31, 2005, have variable interest rates averaging 4.36%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Interest on variable rate loans are currently based on LIBOR (London Inter-Bank Offering Rate which is a financial industry standard benchmark rate), plus a spread ranging from 132 to 185 basis points.  Variable rate loans may be prepaid without penalty, while fixed-rate loans generally may be prepaid with a penalty, after specific lockout periods.

We paid off or refinanced all of the debt that matured during 2005 and 2004.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2006.

On May 7, 2005, we renewed the line of credit with three financial institutions in the amount of $100,000 of which none was outstanding at December 31, 2005.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  We expect to renew this facility in 2006.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending December 31, 2005.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

7.  Investment in Unconsolidated Joint Venture

Inland-SAU Retail Fund, L.L.C. (SAU JV) was formed on May 13, 2005.  SAU JV is a strategic joint venture formed between us and Special Account-U, L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  Under the joint venture agreement, SAU will contribute 80% of the equity capital (up to $100,000) and we will contribute 20% of the equity capital (up to $25,000) required to acquire retail properties located east of the Mississippi that satisfy certain investment guidelines, as defined, unless waived by SAU JV. As of December 31, 2005, we had contributed approximately $15,300.  SAU and us may increase our equity capital commitments by an additional $25,000 and $6,250, respectively, in accordance with the terms of the joint venture agreement.  Funds contributed to SAU JV will be used primarily to acquire properties located in our target markets that satisfy certain parameters (unless waived by the parties), in addition to our current acquisition underwriting guidelines.  The SAU JV owns 21 properties as of December 31, 2005.  During the year ended December 31, 2005, we initially acquired twelve properties and subsequently sold them at our cost to the SAU JV upon completion of due diligence by SAU.  The results of operations of these properties prior to the sale to the SAU JV have not been recorded by us as discontinued operations due to our continuing involvement with the properties.

Cash flow from the operations of the retail properties is to be distributed monthly to SAU and us according to our percentage interests, currently 80% and 20%, respectively. For the period May 13, 2005 to December 31, 2005, we received approximately $140 in distributions of cash flow from operations.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Cash flow from a major capital event, as defined, is to be distributed in the following order:

•

First, in an amount equal to the unreturned capital of SAU and us; and

•

Second, if the internal rate of return to SAU and us, as defined, is less than 11%, according to the percentage interests of SAU and us; and

•

Third, if the internal rate of return to SAU and us is between 11% and 13%, a 5% incentive distribution, as defined, to us and the balance according to the percentage interests of SAU and us; and

•

Fourth, if the internal rate of return to SAU and us is greater than 13%, a 25% incentive distribution to us and the balance according to the percentage interests of SAU and us.

SAU JV’s profit and loss for each year is to be allocated to SAU and us in amounts necessary to cause their respective capital accounts to reflect the distribution of cash flow from a hypothetical liquidation of SAU JV’s assets and liabilities. Our portion of SAU JV’s net loss was $9 for the period May 13, 2005 to December 31, 2005 which is a component of other income in the accompanying Consolidated Statement of Operations. However, in any year we are paid an incentive distribution, we will receive a special allocation in an amount equal to such incentive distribution.  Any special allocations to us will reduce profit or increase the loss to be allocated to SAU and us.

SAU JV intends to obtain non-recourse debt financing from our joint venture partner or other institutional lenders in an amount no greater than 60% of the total cost of each acquired property.  SAU JV anticipates that such debt financings will be interest only, having fixed or variable rates with scheduled maturities of five to seven years.  In order to expedite the acquisition of a retail property, either SAU or us may advance funds to SAU JV until debt financing is obtained.  Such advances will be evidenced by a note due on demand, bearing a market rate of interest and secured by the respective retail property. For the period May 13, 2005 to December 31, 2005, we funded approximately $78,250 of advances to SAU and as part of the first four acquisitions, we provided approximately $41,000 in interim financing on these properties. As of December 31, 2005 the advances and interim financing had been repaid.

The acquisition fees we earned relative to the properties acquired by the SAU JV are recorded in other income, net of the fees related to our 20% equity contribution to the SAU JV, totaling approximately $846 for the year ended December 31, 2005.  The SAU JV plans to acquire additional properties using leverage consistent with its existing business plan to achieve its investment objectives.

The SAU JV agreement also allows for either of the SAU JV partners to offer to acquire the other partner’s interests in the SAU JV after the second anniversary date of the agreement.  In the event of an acquisition of the other partner’s interest in the SAU JV, there may be termination costs related to the early payoff of existing financing.  SAU and we have agreed that in connection with any change of control, the party that acquired the other partner’s interest in the SAU JV shall be responsible for and have the benefit of any financial impact related to the repayment of the existing financing.  The SAU JV agreement also allows us to exercise an option, anytime prior to the second anniversary date of the agreement, to offer to buy out SAU’s interest if the SAU JV is unable to reach unanimous agreement as to any major decisions, including decisions regarding acquisition of properties by the SAU JV.  All major decisions require the approval of both SAU JV partners and as such we account for our investment using the equity method of accounting.

In addition to the SAU JV agreement, we also entered into a contract with a financial advisor to provide capital raising services related to this SAU JV.  We will pay them a fee equal to 2% of the capital contributed by SAU.  This fee is earned pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the SAU JV partners sells its ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture.  Such fees totaled approximately $1,151 for the year ended December 31, 2005.  Of these fees, $981 remain unpaid as of December 31, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Also as part of the SAU JV agreement, we will receive an annual asset management fee of 0.15% of the gross asset value for each property acquired, for as long as such property is owned by the SAU JV.  We earned fees of approximately $53 for the year ended December 31, 2005.

We, through our property management companies, provide management and leasing services to the SAU JV for a monthly property management and leasing fee of 4.5% of actual gross income on the properties, payable monthly, in arrears.  We earned fees of approximately $135 for the year ended December 31, 2005.

8.  Recent Developments

On January 11, 2005, we entered into a lease termination agreement with a tenant relating to approximately 49,000 square feet of space at our property known as Valley Park Commons, located in Hagerstown, Maryland, in exchange for a lease termination payment of $1,850.  The lease termination was received August 18, 2005 and is included in rental income.  In connection with this lease termination, we recorded lease termination fee income of $1,687 for the year ended December 31, 2005, which represents the termination payment described above, less related outstanding receivables, including deferred rent receivables.

In 2005, we received approximately three thousand shares of Sears Holding stock as an additional termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida, Bradenton, Florida and Macon, Georgia.  We recorded termination fee income of approximately $385 for the year ended December 31, 2005, which represents the value of the stock described above and is included in rental income.

We acquired nine retail properties and four land parcels for future development totaling approximately 462,000 square feet and 44 acres, respectively.  We acquired 12 properties totaling approximately 808,000 square feet on behalf of SAU JV.  These properties were subsequently sold to SAU JV upon completion of the due diligence process by SAU.  We also funded 11 earnouts at five of our existing properties totaling approximately 77,000 square feet.

We sold one office building totaling approximately 4,700 square feet and three outlots totaling approximately four acres for an aggregate sales price of $2,620.  As a result of these dispositions and properties sold to SAU JV, we have recognized gains of $2,515.

During 2005, we closed on 15 mortgages payable, including eight mortgages payable subsequently assumed by SAU JV when they acquired the related properties from us, resulting in net proceeds of $51,316.  These mortgages payable have fixed interest rates ranging from 4.60% to 5.50%.  We refinanced two mortgages payable that matured in 2005 resulting in additional proceeds of $575, net of the debt repaid.  The new mortgages payable have fixed interest rates of 4.57% and 4.73%.

9.  Segment Reporting

We own and seek to acquire multi-tenant shopping centers in the eastern United States.  All of our shopping centers are currently located in Georgia, Florida, North Carolina, South Carolina, Pennsylvania, Virginia, Alabama, Tennessee, Ohio, New Jersey, Maryland, Texas, Connecticut, Massachusetts, Illinois, New York, Rhode Island, Wisconsin, West Virginia, Colorado, Michigan, Washington, California, Louisiana and Oklahoma.  Our shopping centers are typically anchored by grocery and drug stores or other national/regional tenants and are complemented with additional stores providing a wide range of other goods and services to shoppers.

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

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The net property operations and net income are summarized in the following table as of and for the years ended December 31, 2005, 2004 and 2003, along with reconciliations to net income.

	2005	2004	2003
Property operations:
Total property revenue	$492,252	$463,996	$312,614
Total property expenses	(122,527)	(127,341)	(80,301)
Mortgage interest	(119,478)	(111,573)	(65,475)
Net property operations	250,247	225,082	166,838

Other income	7,061	1,967	5,092

Less non-property expenses:
General and administrative expenses	(8,180)	(7,427)	(4,683)
Advisor asset management fee	-	(18,958)	(15,531)
Depreciation and amortization	(144,179)	(135,085)	(81,880)
Terminated contract costs	-	(144,200)	-
Provision for asset impairment	(5,800)	(2,056)	-

Net income (loss)	$99,149	$(80,677)	$69,836

The following table summarizes property asset information as of December 31, 2005 and 2004.

	2005	2004
Total assets:
Shopping center assets	$4,158,752	$4,182,727
Non-segment assets	109,336	111,930

	$4,268,088	$4,294,657

We do not derive any of our consolidated revenue from foreign countries and do not have any major customer that individually accounts for 10% or more of our consolidated revenues.

10.  Earnings (Loss) per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts calculated under the treasury method.  As of December 31, 2005, 2004 and 2003, options to purchase 22, 20 and 15 shares of common stock, respectively, at an exercise price of $9.05 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Under the merger agreement, 19,700 shares were held in escrow and a portion was released on the first anniversary of the merger closing date and the balance is to be released on the 540th day after the merger closing date, subject in both cases to any pending claims of ours for indemnification under the merger agreement.  The shares held in escrow are included in the basic and diluted weighted average number of common shares.

As of December 31, 2005 and 2004, warrants to purchase 8,004 and 8,004 shares of common stock at a price of $12.00 per share were outstanding, respectively.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.  As of March 3, 2006, 44 warrants had been exercised.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

The basic and diluted weighted average number of common shares outstanding was 255,081, 228,028 and 192,875 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.  Commitments and Contingencies

We are at various stages in the development and redevelopment of eleven projects.  Certain of our development projects are structured in conjunction with other developers.  When we engage in these projects, we concurrently enter into a co-development agreement with an unrelated developer to oversee the project, including supervision of the general contractor and leasing activities.  We only enter into these types of projects when at least one anchor tenant's lease is signed, at which time we acquire the land.  Under the co-development agreement, the developer is entitled to a base fee generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.

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

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $18,391 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

We periodically agree to fund construction costs related to the build-out of tenant spaces covered by earnout agreements at certain of our shopping centers.  Each note receivable related to such funding requires monthly interest payments with the entire principal due at the earlier of maturity or at the time we make our earnout payment.  Interest received on these notes is applied as a reduction to our final cost of the rental space covered by an earnout agreement.

At December 31, 2005 and 2004, notes receivable totaled $448 and $3,176, respectively, and is included in developments in progress on our accompanying Consolidated Balance Sheets.

On February 20, 2006, we reached an agreement with the developer of one of our properties to forgive a $448 note receivable which matured on December 31, 2005.  We funded the $448 as part of a construction loan with the developer who built 12,000 square feet of retail space but was unable to secure a tenant for the space as required under the terms of an earnout agreement.  We determined that it was advantageous for us to receive a deed to the retail space and forgive the note because, in our judgment, it would have cost significantly more than $448 if we were to construct the property ourselves.  The developer also agreed to pay interest on the loan owed through the date of the agreement.

On January 4, 2006, a citizens’ suit was brought against 18 parties, including government officials, under the Resource Conservation and Recovery Act to clean up 12 sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (“Inland Southeast’), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (the “Property”), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect to soil contamination.  The complaint alleges, among other things, that contaminated groundwater has reached the

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

Hackensack River and requests that Inland Southeast remove and dispose of the contamination in the soil and groundwater on the site, and requests attorneys fees and costs, and such other relief as the Court deems appropriate.

We intend to vigorously defend this action, and believe we have meritorious defenses to contest the claims asserted by the plaintiffs.  Based upon available information, we are not able to determine the financial impact, if any, of such action, but we believe that the outcome will not have a material adverse effect on our consolidated financial position or results of operations.

12.  Provision for Asset Impairment

During the fourth quarter of 2005, we recorded an asset impairment of $5,800 related to an approximately 102,000 square foot, single-user retail property located in Macon, Georgia.  The former tenant, Kmart, filed for bankruptcy in 2003, rejected the lease and vacated the property.  At December 31, 2005 we determined that the carrying value of the property exceeded the fair value using present value techniques and therefore an impairment loss was recorded.

During the fourth quarter of 2004, we recorded an asset impairment of $2,056 related to an approximately 17,000 square foot, single-user property located in Augusta, Georgia.  The former tenant, Just for Feet, filed for bankruptcy in 2004, rejected the lease and vacated the property.  During the fourth quarter 2004, and after our diligent efforts to re-tenant the property, we decided that redeveloping the property was the most appropriate choice to enhance shareholder value.  Construction was complete as of December 31, 2005 and we expect the property to be placed in service in 2006.

13.  Derivative Instruments

For the years ended December 31, 2005 and 2004, we sold call options on equity securities we held.  For the year ended December 31, 2003, derivative instruments were not utilized.  For the years ended December 31, 2005 and 2004, no derivative instruments were designated as hedges as determined in accordance with SFAS 133.  Gains and losses from changes in fair values of derivatives that are not designated as a hedge for accounting purposes did not have a significant impact on earnings for the years ended December 31, 2005 and 2004.  A loss of $6 for the year ended December 31, 2004 from changes in fair values of derivatives were recognized in earnings as part of other income.  A gain of $91 for the year ended December 31, 2004, upon the expiration of derivatives that are not designated as hedges for accounting purposes, was recognized in earnings as part of other income.

14.  Subsequent Events

On January 18, 2006, we increased the price to sell or buy our shares under the DRP and the SRP, effective February 7, 2006, to $10.50.

We paid distributions of $18,007, $17,917 and $17,960 to our shareholders in January, February and March 2006, respectively.

Through the DRP and SRP, we issued a net of 1,228 shares of common stock from January 1, 2006 through March 3, 2006, resulting in a total of 259,452 shares of common stock outstanding.

From the period beginning January 1, 2006 through March 3, 2006 we have purchased two properties and one land parcel comprising approximately 28,000 square feet and 12 acres, respectively, for approximately $14,203.

As of January 31 2006, approximately 2,002 warrants have expired.  From the period beginning January 1, 2006 to March 3, 2006, 44 warrants have been exercised.

We closed on two mortgages payable totaling $5,441 and repaid one mortgage payable totaling $3,600, subsequent to December 31, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

15.  Quarterly Operating Results (unaudited)

The following represents the results of operations, for each quarterly period, during the years ended December 31, 2005 and 2004.

	2005
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Total revenues	$492,252	$124,177	$125,558	$120,078	$122,439
Total expenses	(280,686)	(75,609)	(70,596)	(67,072)	(67,409)

Operating income	211,566	48,568	54,962	53,006	55,030

Other income	7,061	3,516	1,586	1,277	682
Interest expense	(119,478)	(30,641)	(30,393)	(29,332)	(29,112)

Net income available to
common shareholders	$99,149	$21,443	$26,155	$24,951	$26,600

Other comprehensive income:
Unrealized gain (loss) on investment
securities, net of amounts realized	1,944	(1,001)	1,863	452	630

Comprehensive income	$101,093	$20,442	$28,018	$25,403	$27,230

Net income available to common
shareholders per weighted average
common share – basic and diluted	$0.39	$0.08	$0.10	$0.10	$0.11

Weighted average common shares
outstanding – basic and diluted	255,081	257,509	255,744	254,161	252,910

	2004
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Total revenues	$463,996	$118,024	$116,271	$115,130	$114,571
Total expenses	(435,067)	(222,824)	(73,153)	(68,826)	(70,264)

Operating income (loss)	28,929	(104,800)	43,118	46,304	44,307

Other income	1,967	468	645	358	496
Interest expense	(111,573)	(29,618)	(28,201)	(27,194)	(26,560)

Net (loss) income available to
common shareholders	$(80,677)	$(133,950)	$15,562	$19,468	$18,243

Other comprehensive income (loss):
Unrealized gain (loss) on investment
securities, net of amounts realized	1,901	564	1,232	(101)	206

Comprehensive (loss) income	$(78,776)	$(133,386)	$16,794	$19,367	$18,449

Net (loss) income available to common
shareholders per weighted average
common share – basic and diluted	$(0.35)	$(0.59)	$0.07	$0.09	$0.08

Weighted average common shares
outstanding – basic and diluted	228,028	231,258	228,951	226,992	224,909

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

				Initial Cost to Company (a)			Gross amounts at which carried at end of period
Operating Properties	Year Acquired	Year Built/ Renovated	Encumbrance	Land	Building and Improvements	Adjustments to Basis (b)	Land	Building and Improvements	Total (c)	Accumulated Depreciation (d)
440 Commons	2003	1997	$9,875	$5,810	$12,236	$(162)	$5,810	$12,074	$17,884	$(1,200)
Jersey City, NJ
Aberdeen Square	2001	1990	3,670	1,948	4,768	(68)	1,948	4,700	6,648	(766)
Boynton Beach, FL
Abernathy Square	2001	1983/1994	13,392	8,055	16,076	(111)	8,055	15,965	24,020	(2,650)
Atlanta, GA
Acworth Avenue	2000	2001	-	959	1,875	(27)	959	1,848	2,807	(335)
Acworth, GA
Adams Farm	2004	2004	6,700	2,662	9,897	(1,116)	2,662	8,781	11,443	(608)
Greensboro, NC
Aiken Exchange	2004	2004	7,350	1,998	10,851	(2,209)	1,998	8,642	10,640	(664)
Aiken, SC
Albertsons at Bloomingdale Hills	2003	2002	3,175	2,346	3,509	(1,460)	2,346	2,049	4,395	(208)
Brandon, FL
Alexander Place	2004	2004	15,000	7,329	18,362	1,698	7,419	19,970	27,389	(901)
Raleigh, NC
Anderson Central	2001	1999	8,600	2,220	13,643	(361)	2,220	13,282	15,502	(2,224)
Anderson, SC
Bank First	2003	1990	-	494	230	(52)	494	178	672	(15)
Winter Park, FL
Barrett Pavilion	2003	1998	44,000	20,033	60,150	(6)	20,033	60,144	80,177	(6,096)
Kennesaw, GA
Bartow Marketplace	1999	1995	13,475	6,098	18,308	86	6,098	18,394	24,492	(4,104)
Cartersville, GA
Bass Pro Outdoor World	2002	1999	9,100	6,938	11,282	(188)	6,938	11,094	18,032	(1,398)
Dania Beach, FL
Bellevue Place Shopping Center	2003	2003	5,985	1,694	9,190	(235)	1,694	8,955	10,649	(769)
Nashville, TN
Bi-Lo - Asheville	2003	2003	4,235	1,358	6,368	(226)	1,358	6,142	7,500	(671)
Asheville, NC
Bi-Lo - Northside Plaza	2003	1999	2,200	339	3,729	(445)	339	3,284	3,623	(272)
Greenwood, SC
Bi-Lo - Shelmore	2003	2002	6,350	2,281	9,555	(86)	2,281	9,469	11,750	(1,053)
Mt. Pleasant, SC
Bi-Lo - Southern Pines	2003	2002	3,950	1,652	6,475	(86)	1,652	6,389	8,041	(729)
Southern Pines, NC
Bi-Lo - Sylvania	2003	2002	2,420	222	4,185	(52)	222	4,133	4,355	(456)
Sylvania, GA
Birkdale Village	2003	2003	55,000	7,355	89,056	(1,238)	7,490	87,683	95,173	(8,798)
Charlotte, NC
Birkdale Village Outlot	2005	2002/2003	-			5,253	1,378	3,875	5,253	(91)
Charlotte, NC
BJ'S Wholesale Club	2003	2002	7,117	3,178	9,848	(140)	3,178	9,708	12,886	(1,136)
Charlotte, NC
Boynton Commons	1999	1998	15,125	8,698	21,803	(20)	8,698	21,783	30,481	(5,145)
Boynton Beach, FL

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Brandon Blvd. Shoppes	2001	1994	5,137	1,895	7,587	(177)	1,895	7,410	9,305	(1,186)
Brandon, FL
Brick Center Plaza	2003	1999	10,300	3,188	16,264	76	3,188	16,340	19,528	(1,659)
Brick, NJ
Bridgewater Marketplace	1999	1998	2,988	783	5,222	(63)	783	5,159	5,942	(1,156)
Orlando, FL
Camfield Corners	2003	1994	5,150	1,756	7,583	(1,658)	1,756	5,925	7,681	(579)
Charlotte, NC
Camp Hill Center	2003	1978/2002	4,300	1,127	6,659	(44)	1,127	6,615	7,742	(813)
Harrisburg, PA
Capital Crossing	2003	1995	5,478	2,394	7,590	(376)	2,394	7,214	9,608	(806)
Raleigh, NC
Capital Plaza	2004	2004	4,109	2,339	5,141	(1,084)	2,339	4,057	6,396	(216)
Wake Forest, NC
Carlisle Commons	2003	2001	21,560	10,350	29,285	(9,323)	10,350	19,962	30,312	(1,684)
Carlisle, PA
Cascades Marketplace	2003	1998	9,240	5,016	11,824	119	5,016	11,943	16,959	(1,341)
Sterling, VA
Casselberry Commons	1999	1973/1998	8,703	6,703	11,192	690	6,703	11,882	18,585	(2,591)
Casselberry, FL
Cedar Springs Crossing	2003	2001	5,800	1,942	8,249	(1,471)	1,942	6,778	8,720	(586)
Spartanburg, SC
Center Pointe Plaza I	2004	2004	4,250	835	7,008	(1,700)	835	5,308	6,143	(363)
Easley, SC
Center Pointe Plaza II	2005	2004	-			1,018	80	938	1,018	(17)
Easley, SC
Chatham Crossing	2002	2002	2,190	972	2,992	(88)	972	2,904	3,876	(341)
Siler City, NC
Chesterfield Crossings	2002	2000	6,380	2,792	8,190	582	2,792	8,772	11,564	(1,464)
Richmond, VA
Chickasaw Trails Shopping Center	2001	1994	4,400	1,723	6,908	(108)	1,723	6,800	8,523	(1,088)
Orlando, FL
Circuit City - Cary	2002	2000	3,280	1,876	3,774	(34)	1,876	3,740	5,616	(464)
Cary, NC
Circuit City - Culver City	2003	1998	4,813	3,752	5,028	(566)	3,752	4,462	8,214	(382)
Culver City, CA
Circuit City - Dothan	2005	2004	-	924	5,672	(770)	924	4,902	5,826	(117)
Dothan, AL
Circuit City - Highland Ranch	2003	1998	3,160	1,104	4,524	2	1,104	4,526	5,630	(361)
Highland Ranch, CO
Circuit City - Olympia	2003	1998	3,160	2,594	3,038	(683)	2,594	2,355	4,949	(193)
Olympia, WA
Circuit City - Rome	2002	2001	2,470	662	3,814	(40)	662	3,774	4,436	(466)
Rome, GA
Circuit City - Vero Beach	2002	2001	3,120	1,985	3,663	(37)	1,985	3,626	5,611	(461)
Vero Beach, FL

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Circuit City Plaza	2002	1999	6,275	3,757	7,761	(91)	3,757	7,670	11,427	(1,148)
Orlando, FL
Citrus Hills	2001	1994/2003	3,000	842	5,186	113	830	5,311	6,141	(872)
Citrus Hills, FL
City Crossing	2002	2001	10,070	1,893	12,751	3,473	2,376	15,741	18,117	(1,599)
Warner Robins, GA
Clayton Corners	2002	1999	9,850	1,615	13,379	(510)	1,615	12,869	14,484	(1,748)
Clayton, NC
Clearwater Collection	2005	1995/2005	-	2,950	738	2,377	4,327	1,738	6,065	(42)
Clearwater, FL
Clearwater Crossing	2003	2003	7,800	1,376	11,927	(1,640)	1,376	10,287	11,663	(905)
Flowery Branch, GA
Colonial Promenade Bardmoor Center	2003	1991	9,400	8,746	8,405	(122)	8,746	8,283	17,029	(886)
Largo, FL
Columbia Promenade	2001	2000	3,600	1,484	5,956	(6)	1,484	5,950	7,434	(1,218)
Kissimmee, FL
Columbiana Station	2002	1999	25,900	7,486	39,129	(925)	7,486	38,204	45,690	(4,381)
Columbia, SC
Columbiana Station II	2005	2003	-	4,617	12,384	(863)	4,617	11,521	16,138	(82)
Columbia, SC
Commonwealth Center II	2003	2002	12,250	4,509	17,768	686	4,509	18,454	22,963	(2,022)
Richmond, VA
CompUSA Retail Center	2002	1999	4,000	2,262	5,062	(67)	2,262	4,995	7,257	(678)
Newport News, VA
Concord Crossing	2003	1994	2,890	817	4,514	233	817	4,747	5,564	(527)
Concord, NC
Conway Plaza	2000	1985/1999	5,000	2,215	6,332	613	2,215	6,945	9,160	(1,599)
Orlando, FL
Cortez Plaza	2003	1966/1988	16,446	4,880	21,940	(568)	4,880	21,372	26,252	(1,901)
Bradenton, FL
CostCo Plaza	2003	1987/1992	9,255	6,473	10,384	(390)	6,473	9,994	16,467	(890)
White Marsh, MD
Countryside	1999	1997	4,300	1,117	7,478	174	1,117	7,652	8,769	(1,793)
Naples, FL
Covington Corners	2002	1999	1,885	1,219	2,229	(32)	1,219	2,197	3,416	(349)
Covington, LA
Cox Creek Shopping Center	2002	2001	14,787	4,257	14,974	(133)	4,257	14,841	19,098	(1,771)
Florence, AL
Creeks at Virginia Center	2003	2002	26,944	8,125	31,333	1,088	8,125	32,421	40,546	(3,626)
Richmond, VA
Creekwood Crossing	2001	2001	11,750	6,376	17,240	489	6,376	17,729	24,105	(2,952)
Bradenton, FL
Crossroads Plaza	2003	2003	9,900	3,591	14,640	(3,601)	3,591	11,039	14,630	(903)
Lumberton, NJ
Crystal Springs Shopping Center	2002	2001	4,070	1,064	6,414	(133)	1,064	6,281	7,345	(956)
Crystal Springs, FL

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

CVS Pharmacy #5040-01	2003	1997	1,407	822	1,657	(11)	822	1,646	2,468	(166)
Kissimmee, FL
CVS Pharmacy #6226-01	2003	1997	1,005	313	1,463	(21)	313	1,442	1,755	(147)
Oklahoma City, OK
CVS Pharmacy #6794-01	2003	1997	1,540	730	1,961	(11)	730	1,950	2,680	(188)
Ft. Worth, TX
CVS Pharmacy #6841-01	2003	1997	1,203	206	1,881	(12)	206	1,869	2,075	(180)
Wichita Falls, TX
CVS Pharmacy #6967-01	2003	1997	1,338	815	1,539	(11)	815	1,528	2,343	(149)
Richardson, TX
CVS Pharmacy #6974-01	2003	1997	1,316	802	1,511	(11)	802	1,500	2,302	(147)
Richardson, TX
CVS Pharmacy #6978-01	2003	1997	1,036	173	1,664	(12)	173	1,652	1,825	(162)
Wichita Falls, TX
CVS Pharmacy #6982-01	2003	1997	1,097	707	1,210	(11)	707	1,199	1,906	(117)
Dallas, TX
CVS Pharmacy #7440-01	2003	1997	1,177	857	1,216	(11)	857	1,205	2,062	(117)
Dallas, TX
CVS Pharmacy #7579-01	2003	1997	1,521	979	1,684	(12)	979	1,672	2,651	(161)
Richland Hills, TX
CVS Pharmacy #7642-01	2003	1997	1,022	505	1,300	(12)	505	1,288	1,793	(126)
Lake Worth, TX
CVS Pharmacy #7678-01	2003	1997	1,546	771	1,933	(11)	771	1,922	2,693	(185)
River Oaks, TX
CVS Pharmacy #7709-01	2003	1997	845	240	1,255	(12)	240	1,243	1,483	(133)
Tyler, TX
CVS Pharmacy #7785-01	2003	1997	941	637	1,024	(11)	637	1,013	1,650	(99)
Ft. Worth, TX
CVS Pharmacy #7804-01	2003	1997	1,445	1,155	1,380	(11)	1,155	1,369	2,524	(132)
Plano, TX
Cypress Trace	2004	2004	16,000	10,360	8,813	5,430	10,360	14,243	24,603	(815)
Ft. Meyers, FL
David's Bridal Center	2004	2004	-	870	1,487	1	870	1,488	2,358	(66)
Macon, GA
Denbigh Village	2003	1998/2003	11,457	6,371	14,484	2,600	6,371	17,084	23,455	(1,443)
Newport News, VA
Douglasville Pavilion	2001	1998	14,923	6,541	20,836	(419)	6,541	20,417	26,958	(2,882)
Douglasville, GA
Downtown Short Pump	2003	2000	18,480	8,045	25,470	2,952	8,045	28,422	36,467	(3,063)
Richmond, VA
Duvall Village	2002	1998	9,006	4,000	9,046	(198)	4,406	8,442	12,848	(1,091)
Bowie, MD
East Hanover Plaza	2003	1994	9,280	2,770	14,543	(153)	2,770	14,390	17,160	(1,461)
East Hanover, NJ
Eckerd Drug Store - Blackstock	2002	2002	1,492	850	1,873	(22)	850	1,851	2,701	(290)
Spartanburg, SC

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Eckerd Drug Store - Concord	2002	2002	1,234	725	1,314	135	725	1,449	2,174	(188)
Concord, NC
Eckerd Drug Store - Gaffney	2002	2003	-	1,039	1,335	502	990	1,886	2,876	(198)
Gaffney, SC
Eckerd Drug Store - Greenville	2001	2001	1,540	1,470	1,357	(37)	1,470	1,320	2,790	(217)
Greenville, SC
Eckerd Drug Store - Perry Creek	2002	2003	1,565	1,010	1,785	(64)	1,010	1,721	2,731	(216)
Raleigh, NC
Eckerd Drug Store - Piedmont	2003	2000	1,100	602	1,366	(15)	602	1,351	1,953	(147)
Piedmont, SC
Eckerd Drug Store - Spartanburg	2001	2001	1,542	758	2,049	(11)	758	2,038	2,796	(387)
Spartanburg, SC
Eckerd Drug Store - Tega Cay	2002	2002	1,678	1,156	1,388	517	1,156	1,905	3,061	(237)
Tega Cay, SC
Eckerd Drug Store - Woodruff	2002	2002	1,561	950	1,525	346	950	1,871	2,821	(236)
Woodruff, SC
Eckerd Drug Store #0234	2003	1997	1,161	1,294	750	(10)	1,294	740	2,034	(67)
Marietta, GA
Eckerd Drug Store #0444	2003	1997	1,129	892	1,094	(10)	892	1,084	1,976	(102)
Gainesville, GA
Eckerd Drug Store #2320	2003	1997	1,271	1,089	1,141	(10)	1,089	1,131	2,220	(112)
Snellville, GA
Eckerd Drug Store #3449	2003	1997	1,120	1,176	885	(11)	1,176	874	2,050	(83)
Lawrenceville, GA
Eckerd Drug Store #5018	2003	2000	1,582	856	1,949	(19)	856	1,930	2,786	(216)
Amherst, NY
Eckerd Drug Store #5661	2003	2000	1,777	960	2,185	(23)	960	2,162	3,122	(243)
Buffalo, NY
Eckerd Drug Store #5786	2003	2000	905	-	1,720	(19)	-	1,701	1,701	(191)
Dunkirk, NY
Eckerd Drug Store #5797	2003	2000	1,636	1,147	2,609	(21)	1,147	2,588	3,735	(290)
Cheektowaga, NY
Eckerd Drug Store #6007	2003	1999	1,636	1,070	2,434	(17)	1,070	2,417	3,487	(271)
Connelsville, PA
Eckerd Drug Store #6036	2003	1999	1,636	1,173	2,668	(18)	1,173	2,650	3,823	(297)
Pittsburgh, PA
Eckerd Drug Store #6040	2003	1998	1,911	1,658	3,771	(22)	1,658	3,749	5,407	(421)
Monroeville, PA
Eckerd Drug Store #6043	2003	1999	1,636	1,012	2,303	(17)	1,012	2,286	3,298	(256)
Monroeville, PA
Eckerd Drug Store #6062	2003	1999	1,418	771	1,756	(17)	771	1,739	2,510	(195)
Harborcreek, PA
Eckerd Drug Store #6089	2003	2000	1,374	754	1,717	(19)	754	1,698	2,452	(191)
Weirton, WV
Eckerd Drug Store #6095	2003	2000	1,571	852	1,939	(18)	852	1,921	2,773	(215)
Cheswick, PA

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Eckerd Drug Store #6172	2003	1999	1,636	878	1,999	(17)	878	1,982	2,860	(222)
New Castle, PA
Eckerd Drug Store #6193	2003	1999	1,636	891	2,028	(16)	891	2,012	2,903	(226)
Erie, PA
Eckerd Drug Store #6199	2003	1999	1,636	1,139	2,590	(18)	1,139	2,572	3,711	(289)
Millcreek, PA
Eckerd Drug Store #6257	2003	1999	640	-	1,444	(17)	-	1,427	1,427	(160)
Millcreek, PA
Eckerd Drug Store #6286	2003	1999	1,601	1,280	2,912	(19)	1,280	2,893	4,173	(324)
Erie, PA
Eckerd Drug Store #6334	2003	1999	1,636	915	2,082	(17)	915	2,065	2,980	(232)
Erie, PA
Eckerd Drug Store #6392	2003	2000	1,636	900	2,049	(18)	900	2,031	2,931	(228)
Penn, PA
Eckerd Drug Store #6695	2003	1999	1,636	1,120	2,549	(18)	1,120	2,531	3,651	(284)
Plum Borough, PA
Edgewater Town Center	2003	2000	14,000	7,289	19,741	200	7,289	19,941	27,230	(1,958)
Edgewater, NJ
Eisenhower Crossing I & II	2001	2002	23,800	7,487	35,804	(691)	7,487	35,113	42,600	(5,753)
Macon, GA
Fayette Pavilion I,II,III & IV	2003	1995/2002	78,400	27,700	107,129	(12,649)	29,204	92,976	122,180	(8,161)
Fayetteville, GA
Fayetteville Pavilion	2001	1998/2001	15,937	7,115	19,784	1,172	7,628	20,443	28,071	(3,104)
Fayetteville, NC
Flamingo Falls	2003	2001	13,200	5,935	18,010	(248)	5,935	17,762	23,697	(1,861)
Pembroke Pines, FL
Forest Hills Centre	2002	1989	3,660	1,582	5,093	(61)	869	5,745	6,614	(815)
Wilson, NC
Forestdale Plaza	2002	2001	3,319	1,263	5,407	(255)	1,263	5,152	6,415	(751)
Jamestown, NC
Fountains	2003	1989	32,500	15,920	28,492	25,974	19,105	51,281	70,386	(4,943)
Plantation, FL
Gateway Market Center	2000	2000	11,000	6,352	14,577	224	6,352	14,801	21,153	(2,910)
St. Petersburg, FL
Gateway Plaza - Jacksonville	2002	2001	6,500	2,906	8,959	1,662	2,906	10,621	13,527	(1,258)
Jacksonville, NC
Gateway Plaza II - Conway	2002	2002	3,480	912	5,382	(72)	912	5,310	6,222	(633)
Conway, SC
Glenmark Centre	2003	1999/2000	7,000	4,128	8,853	78	4,128	8,931	13,059	(888)
Morgantown, WV
Golden Gate	2002	1962/2002	6,379	3,645	6,900	923	3,645	7,823	11,468	(929)
Greensboro, NC
Goldenrod Groves	2002	1985/1998	4,575	3,048	6,129	1,109	3,048	7,238	10,286	(920)
Orlando, FL
Goody's Shopping Center	2003	1999	1,185	441	1,610	86	465	1,672	2,137	(174)
Augusta, GA

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Hairston Crossing	2002	2002	3,655	1,067	5,563	(62)	1,067	5,501	6,568	(879)
Decatur, GA
Hampton Point	2002	1993	2,475	1,073	3,453	5	1,073	3,458	4,531	(488)
Taylors, SC
Harundale Plaza	2002	1999	12,362	9,870	14,882	(781)	9,870	14,101	23,971	(1,614)
Glen Burnie, MD
Heather Island Plaza	2005	2005	6,155	1,297	8,181	(1,300)	1,297	6,881	8,178	(144)
Silver Springs Shores, FL
Heritage Pavilion	2003	1995	21,500	11,492	28,521	1,749	11,492	30,270	41,762	(2,658)
Smyrna, GA
Hilliard Rome	2003	2001	11,565	2,133	15,039	(1,984)	2,133	13,055	15,188	(1,016)
Columbus, OH
Hillsboro Square	2002	1978/2002	12,100	6,157	12,828	2,249	5,780	15,454	21,234	(2,286)
Deerfield Beach, FL
Hiram Pavilion	2003	2002	19,369	9,259	27,528	2,929	9,300	30,416	39,716	(2,967)
Hiram, GA
Houston Square	2003	1994	2,750	1,333	3,881	(376)	1,333	3,505	4,838	(299)
Warner Robins, GA
Jo-Ann Fabrics	2001	2000	2,450	2,217	2,694	-	2,217	2,694	4,911	(415)
Alpharetta, GA
Jones Bridge Plaza	2002	1999	4,350	1,791	5,734	322	1,885	5,962	7,847	(718)
Norcross, GA
KB Homes	2001	1998	2,000	1,651	2,250	(25)	1,651	2,225	3,876	(354)
Daytona Beach, FL
Kensington Place	2003	1998	3,750	1,562	5,605	(675)	1,562	4,930	6,492	(464)
Murfreesboro, TN
Killearn Shopping Center	2003	1980	5,970	2,734	8,212	(21)	2,734	8,191	10,925	(863)
Tallahassee, FL
Kmart (f)	2001	2000	4,655	1,172	7,859	(7,381)	1,172	478	1,650	-
Macon, GA
Kroger - Cincinnati	2003	1998	3,969	2,414	5,016	3	2,414	5,019	7,433	(429)
Cincinnati, OH
Kroger - West Chester	2003	1998	2,475	1,202	3,467	(283)	1,202	3,184	4,386	(273)
West Chester, OH
Kroger- Grand Prairie	2003	1998	3,086	2,596	3,197	(232)	2,596	2,965	5,561	(245)
Grand Prairie, TX
Lake Olympia Square	1999	1995	4,937	2,567	7,306	51	2,562	7,362	9,924	(1,794)
Ocoee, FL
Lake Walden Square	1999	1992	9,260	3,007	11,550	75	2,962	11,670	14,632	(3,181)
Plant City, FL
Lakeview Plaza	2002	1998	3,613	842	5,346	(54)	842	5,292	6,134	(667)
Kissimmee, FL
Lakewood Ranch	2002	2001	4,400	3,426	6,068	(677)	2,982	5,835	8,817	(749)
Bradenton, FL
Largo Town Center	2003	1991	17,200	15,948	15,000	(6,669)	15,948	8,331	24,279	(814)
Upper Marlboro, MD

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Lexington Place	2003	2003	5,300	1,205	7,276	(1,808)	1,205	5,468	6,673	(475)
Lexington, SC
Loisdale Center	2003	1999	15,950	7,429	21,622	(4,892)	7,429	16,730	24,159	(1,369)
Springfield, VA
Lowe's Home Improvement	2001	2000	4,845	2,431	7,001	-	2,431	7,001	9,432	(1,432)
Warner Robbins, GA
Lowe's Home Improvement - Baytown	2003	1998	6,099	1,432	10,046	(1,811)	1,432	8,235	9,667	(690)
Baytown, TX
Lowe's Home Improvement - Cullman	2003	1998	4,737	2,118	6,842	(1,163)	2,118	5,679	7,797	(449)
Cullman, AL
Lowe's Home Improvement - Houston	2003	1998	6,393	3,569	8,481	(1,889)	3,569	6,592	10,161	(550)
Houston, TX
Lowe's Home Improvement - Steubenville	2003	1998	6,061	2,954	8,488	(1,732)	2,954	6,756	9,710	(532)
Steubenville, OH
Manchester Broad Street	2003	1995/2003	7,205	3,623	9,495	(702)	3,623	8,793	12,416	(774)
Manchester, CT
Market Place	2004	2004	-	5,807	-	11,189	5,807	11,189	16,996	(351)
Ft. Meyers, FL
Market Square	2003	1974/1990	8,051	2,309	10,595	1,441	2,400	11,945	14,345	(1,273)
Douglasville, GA
Marketplace at Mill Creek	2003	2003	27,700	14,457	35,661	(299)	14,789	35,030	49,819	(3,613)
Buford, GA
McFarland Plaza	2002	1999	8,425	2,325	12,934	(261)	2,325	12,673	14,998	(1,838)
Tuscaloosa, AL
Meadowmont Village Center	2002	2002	13,400	2,948	23,860	(1,547)	2,948	22,313	25,261	(2,770)
Chapel Hill, NC
Melbourne Shopping Center	2002	1960/1999	5,944	2,382	7,460	658	2,382	8,118	10,500	(1,255)
Melbourne, FL
Merchants Square	1999	1993	3,108	992	4,750	186	992	4,936	5,928	(1,285)
Zephyrhills, FL
Middletown Village	2003	2003	10,000	3,041	14,830	(2,055)	3,103	12,713	15,816	(1,025)
Middletown, RI
Midway Plaza	2003	1985	15,638	9,127	17,731	(129)	9,127	17,602	26,729	(1,725)
Tamarac, FL
Mill Pond Village	2004	2004	8,500	4,605	10,844	(3,223)	4,605	7,621	12,226	(531)
Cary, NC
Monroe Shopping Center	2003	1994	1,915	715	2,833	(28)	715	2,805	3,520	(312)
Monroe, NC
Mooresville Marketplace	2004	2004	3,893	900	7,302	(1,361)	900	5,941	6,841	(436)
Mooresville, NC
Naugatuck Valley Shopping Center	2003	2003	28,600	18,043	32,409	(3,085)	19,150	28,217	47,367	(2,901)
Waterbury, CT
Newnan Pavilion	2002	1998	20,413	8,561	24,553	2,782	9,610	26,286	35,896	(3,275)
Newnan, GA
North Aiken Bi-Lo Center	2002	2002	2,900	660	5,156	(96)	660	5,060	5,720	(635)
Aiken, SC

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

North Hill Commons	2003	2000	2,475	737	3,804	(28)	737	3,776	4,513	(437)
Anderson, SC
Northlake Commons	2003	1987/2003	13,376	6,542	15,101	286	7,494	14,435	21,929	(1,367)
Palm Beach Gardens, FL
Northpoint Marketplace	2002	2001	4,535	809	7,460	(756)	809	6,704	7,513	(1,000)
Spartanburg, SC
Oak Summit	2003	2003	8,200	4,236	9,430	3,363	5,482	11,547	17,029	(833)
Winston-Salem, NC
Oakley Plaza	2003	1988	5,175	2,014	7,455	(779)	2,014	6,676	8,690	(810)
Asheville, NC
Oleander Shopping Center	2002	1989	3,000	795	4,426	(122)	795	4,304	5,099	(673)
Wilmington, NC
Overlook at King of Prussia	2003	2002	30,000	32,402	24,643	(3,752)	32,402	20,891	53,293	(2,680)
King of Prussia, PA
Paradise Place	2003	2003	6,555	2,462	9,226	(1,969)	2,462	7,257	9,719	(641)
West Palm Beach, FL
Paradise Promenade	2004	2004	6,400	2,856	10,128	(2,333)	2,856	7,795	10,651	(728)
Davie, FL
Paraiso Plaza	2003	1997	5,280	2,789	6,692	166	2,789	6,858	9,647	(758)
Hialeah, FL
PetSmart - Chattanooga	2001	1995	1,304	776	2,327	-	776	2,327	3,103	(362)
Chattanooga, TN
PetSmart - Daytona Beach	2001	1996	1,361	809	2,428	-	809	2,428	3,237	(378)
Daytona Beach, FL
PetSmart - Fredricksburg	2001	1997	1,435	852	2,557	-	852	2,557	3,409	(398)
Fredricksburg, VA
Piedmont Plaza	2004	2004	5,797	2,133	6,397	1,062	2,133	7,459	9,592	(592)
Apopka, FL
Plant City Crossing	2002	2001	5,900	2,661	8,218	(352)	2,661	7,866	10,527	(926)
Plant City, FL
Plaza Del Paraiso	2003	2003	8,440	4,015	11,402	(4,012)	4,015	7,390	11,405	(712)
Miami, FL
Pleasant Hill	2000	1997/2000	17,120	4,806	29,526	(198)	4,806	29,328	34,134	(6,128)
Duluth, GA
Pointe at Tampa Palms	2003	2003	2,890	1,572	3,710	(1,425)	1,572	2,285	3,857	(176)
Tampa, FL
Presidential Commons	2002	2000	26,067	9,001	36,030	(702)	9,001	35,328	44,329	(4,139)
Snellville, GA
Publix Brooker Creek	2003	1994	5,000	2,932	5,787	10	2,950	5,779	8,729	(623)
Palm Harbor, FL
Rainbow Foods - Garland	2002	1994	-	1,249	3,850	(94)	1,249	3,756	5,005	(442)
Garland, TX
Rainbow Foods - Rowlett	2002	1995/2001	-	1,128	3,475	(89)	1,128	3,386	4,514	(420)
Rowlett, TX
Redbud Commons	2003	2004	5,060	2,316	3,182	1,303	2,240	4,561	6,801	(352)
Gastonia, NC

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

River Ridge	2002	2001	14,498	6,487	20,005	2,508	7,155	21,845	29,000	(2,500)
Birmingham, AL
River Run	2003	1989	6,490	2,791	8,847	265	2,791	9,112	11,903	(933)
Miramar, FL
Riverdale Shops	2003	1985/2003	23,200	13,521	28,533	(5,167)	13,521	23,366	36,887	(2,040)
West Springfield, MA
Riverstone Plaza	2002	1998	17,600	5,673	26,270	(552)	5,673	25,718	31,391	(3,960)
Canton, GA
Rosedale Shopping Center	2002	2000	13,300	2,914	16,630	(29)	2,914	16,601	19,515	(2,419)
Huntersville, NC
Route 22 Retail Shopping Center	2003	1997	10,981	6,307	12,747	(4,043)	6,307	8,704	15,011	(823)
Union, NJ
Sand Lake Corners	2001	1998/2000	11,900	6,091	16,165	(89)	6,091	16,076	22,167	(3,159)
Orlando, FL
Sandy Plains Village	2003	1978/93/95	9,900	4,615	13,440	1,262	4,615	14,702	19,317	(1,384)
Roswell, GA
Sarasota Pavilion	2002	1999	21,000	17,274	24,826	(345)	17,274	24,481	41,755	(3,495)
Sarasota, FL
Seekonk Town Center	2003	2003	6,100	11,069	-	(359)	10,708	2	10,710	-
Seekonk, MA
Sexton Commons	2002	2002	4,400	800	7,223	(184)	800	7,039	7,839	(1,080)
Fuquay Varina, NC
Sharon Greens	2002	2001	6,500	3,593	9,469	(197)	4,221	8,644	12,865	(1,239)
Cumming, GA
Sheridan Square	2003	1991	3,600	2,425	5,161	265	2,425	5,426	7,851	(590)
Dania, FL
Shoppes at Citiside	2002	2002	5,600	2,010	7,696	195	2,010	7,891	9,901	(959)
Charlotte, NC
Shoppes at Lake Dow	2003	2002	6,100	1,304	9,710	(191)	1,304	9,519	10,823	(943)
McDonough, GA
Shoppes at Lake Mary	2002	2001	6,250	3,619	7,521	1,158	3,950	8,348	12,298	(1,042)
Lake Mary, FL
Shoppes at New Tampa	2002	2002	10,600	6,008	13,188	500	6,008	13,688	19,696	(1,609)
Wesley Chapel, FL
Shoppes at Paradise Pointe	2003	1987/2000	6,420	2,148	9,444	62	2,189	9,465	11,654	(965)
Ft. Walton Beach, FL
Shoppes at Wendover Village I	2004	2004	5,450	2,241	7,074	(1,652)	2,241	5,422	7,663	(374)
Greensboro, NC
Shoppes at Augusta (e)	2002	1999/2005	1,668	697	2,357	(2,357)	697	-	697	-
Augusta, GA
Shoppes of Ellenwood	2003	2003	5,905	1,058	9,645	(16)	1,058	9,629	10,687	(860)
Ellenwood, GA
Shoppes of Golden Acres	2002	2002	7,098	3,900	6,931	351	3,900	7,282	11,182	(1,044)
Newport Richey, FL
Shoppes of Lithia	2003	2003	7,085	2,380	10,546	(2,607)	2,380	7,939	10,319	(713)
Brandon, FL

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Shoppes on the Ridge	2002	2003	9,628	3,040	8,382	3,920	3,040	12,302	15,342	(808)
Lake Wales, FL
Shops at Oliver's Crossing	2003	2003	5,100	1,165	9,221	(851)	1,165	8,370	9,535	(825)
Winston-Salem, NC
Shops on the Circle	2002	2000	11,852	1,544	13,468	22	1,529	13,505	15,034	(1,680)
Dothan, AL
Skyview Plaza	2001	1994/1998	10,875	7,461	13,871	922	7,461	14,793	22,254	(2,482)
Orlando, FL
Sofa Express	2004	2004	-	796	3,181	(362)	796	2,819	3,615	(167)
Duluth, GA
Sony Theatre Complex	2003	1993	6,445	4,503	7,565	(118)	4,503	7,447	11,950	(756)
East Hanover, NJ
Southampton Village	2002	2003	6,700	2,225	8,386	230	2,225	8,616	10,841	(656)
Tyrone, GA
Southlake Pavilion	2001	1996/2001	36,212	7,831	48,546	6,731	8,938	54,170	63,108	(7,171)
Morrow, GA
Southlake Shopping Center	2002	2001	7,384	3,633	10,000	(49)	3,633	9,951	13,584	(1,316)
Cornelius, NC
Southwood Plantation	2002	2003	4,994	960	6,778	(494)	960	6,284	7,244	(576)
Tallahassee, FL
Spring Mall Center	2003	1995/2001	5,765	2,585	7,896	(1,656)	2,585	6,240	8,825	(570)
Springfield, VA
Springfield Park	2003	1992/2000	5,600	1,980	8,944	1,008	1,980	9,952	11,932	(1,067)
Lawrenceville, GA
Squirewood Village	2003	2003	1,900	973	2,468	85	990	2,536	3,526	(188)
Dandridge, TN
Steeplechase Plaza	2001	1993	4,651	1,555	7,093	361	1,618	7,391	9,009	(1,215)
Ocala, FL
Stonebridge Square	2002	2002	10,900	4,583	14,947	576	4,976	15,130	20,106	(2,177)
Roswell, GA
Stonecrest Marketplace	2003	2002	19,075	7,463	27,279	2,112	7,463	29,391	36,854	(3,268)
Lithonia, GA
Super Wal-Mart - Alliance	2003	1998	8,451	595	15,284	(2,050)	595	13,234	13,829	(1,054)
Alliance, OH
Super Wal-Mart - Greenville	2003	1998	9,048	5,215	11,756	(3,140)	5,215	8,616	13,831	(692)
Greenville, SC
Super Wal-Mart - Winston-Salem	2003	1998	10,030	4,704	14,018	(3,047)	4,704	10,971	15,675	(916)
Winston-Salem, NC
Suwanee Crossroads	2003	2002	6,670	2,481	9,586	(10)	2,481	9,576	12,057	(1,077)
Suwanee, GA
Sycamore Commons	2002	2002	20,000	7,995	30,189	(9)	7,995	30,180	38,175	(4,876)
Matthews, NC
Sycamore Commons Outlot I & II	2003	2002/2004	1,475	861	1,249	1,904	1,546	2,468	4,014	(166)
Matthews, NC
Target Center	2002	2002	4,192	1,995	5,678	575	2,293	5,955	8,248	(916)
Columbia, SC

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

Tequesta Shoppes Plaza	2003	1986	5,200	2,899	8,540	491	2,899	9,031	11,930	(1,061)
Tequesta, FL
Thompson Square Mall	2004	2004	13,350	2,562	21,810	(3,849)	2,562	17,961	20,523	(995)
Monticello, NY
Town & Country	2003	1985/87/97	30,751	-	49,812	5,195	-	55,007	55,007	(4,854)
Knoxville, TN
Town Center Commons	1999	1998	4,750	3,294	6,351	(16)	3,294	6,335	9,629	(1,585)
Kennesaw, GA
Turkey Creek I & II	2002	2001	19,167	3,973	17,789	11,346	6,241	26,867	33,108	(3,761)
Knoxville, TN
Universal Plaza	2002	2002	4,970	3,572	6,301	(614)	3,572	5,687	9,259	(994)
Lauderhill, FL
Valley Park Commons	2003	1993	6,770	1,822	9,495	155	1,822	9,650	11,472	(1,042)
Hagerstown, MD
Venture Pointe	2001	1996	14,472	10,879	15,655	185	10,879	15,840	26,719	(2,187)
Duluth, GA
Village Center	2003	2003	15,270	5,512	18,475	1,831	6,580	19,238	25,818	(2,006)
Mt. Pleasant, WI
Village Crossing	2003	1989	44,000	24,380	45,063	12,084	28,386	53,141	81,527	(5,179)
Skokie, IL
Village Square at Golf	2002	1983/2002	10,200	4,537	14,001	172	4,670	14,040	18,710	(1,683)
Boynton Beach, FL
Vision Works	2003	1989	-	1,069	663	(141)	1,069	522	1,591	(52)
Plantation, FL
Wakefield Crossing	2002	2001	5,920	2,152	8,643	(256)	2,152	8,387	10,539	(1,379)
Raleigh, NC
Walgreens	2003	2000	2,397	1,317	3,050	9	1,317	3,059	4,376	(278)
Port Huron, MI
Walgreens - Dearborn Heights	2005	1998/1999	3,550	2,400	3,072	(949)	2,400	2,123	4,523	(13)
Dearborn Heights, MI
Walgreens - Livonia	2005	1998/1999	2,477	1,298	2,521	(372)	1,298	2,149	3,447	(13)
Livonia, MI
Walgreens - Rockford	2005	1998/1999	3,223	849	4,098	(368)	849	3,730	4,579	(25)
Rockford, IL
Walks at Highwood Preserve I & II	2002	2001	16,930	7,423	16,575	5,339	9,036	20,301	29,337	(2,692)
Tampa, FL
Wal-Mart/Sam's Club	2003	1998	7,938	3,512	7,683	(293)	3,512	7,390	10,902	(622)
Worcester, MA
Ward's Crossing	2002	2001	6,090	2,662	8,438	(204)	2,662	8,234	10,896	(1,478)
Lynchburg, VA
Warwick Center	2004	2004	16,939	4,426	20,151	217	5,551	19,243	24,794	(1,357)
Warwick, RI
Watercolor Crossing	2003	2003	4,355	710	4,775	1,321	710	6,096	6,806	(493)
Tallahassee, FL
Waterfront Marketplace/Town Center	2003	2003	70,235	16,616	96,408	(17,250)	16,616	79,158	95,774	(6,097)
Homestead, PA

Inland Retail Real Estate Trust, Inc.

Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
December 31, 2005

West Falls Plaza	2003	1995	11,075	4,109	16,871	(178)	4,027	16,775	20,802	(1,703)
West Paterson, NJ
West Oaks Towne Center	2001	2000	4,900	4,515	6,706	27	4,515	6,733	11,248	(1,329)
Ocoee, FL
Westside Centre	2003	2002	29,350	11,569	34,447	4,250	13,257	37,009	50,266	(3,577)
Huntsville, AL
Willoughby Hills Shopping Center	2003	1985	14,480	9,485	28,219	(397)	9,485	27,822	37,307	(2,718)
Willoughby Hills, OH
Windsor Court Shopping Center	2003	1993	8,015	4,316	10,323	(76)	4,316	10,247	14,563	(1,137)
Windsor Court, CT
Winslow Bay Commons	2003	2003	23,200	8,694	33,438	(6,370)	8,694	27,068	35,762	(2,352)
Mooresville, NC
Woodstock Square	2001	2001	14,000	5,517	22,079	21	5,517	22,100	27,617	(3,689)
Atlanta, GA
Wytheville Commons	2004	2004	5,591	2,554	7,679	(1,840)	2,555	5,838	8,393	(381)
Wytheville, VA

Total Operating Properties			$2,306,781	$1,028,855	$3,085,267	$(16,851)	$1,056,976	$3,040,295	$4,097,271	$(348,660)

Developments in Progress				8,247	12,725	-	8,247	12,725	20,972	-

Corporate Assets			-	-	481	35	-	516	516	(152)

Total Investment Properties			$2,306,781	$1,037,102	$3,098,473	$(16,816)	$1,065,223	$3,053,536	$4,118,759	$(348,812)

Inland Retail Real Estate Trust, Inc.

Schedule III (continued)
Real Estate and Accumulated Depreciation

(Dollars in thousands)
December 31, 2005

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

(c)	The aggregate cost of real estate owned at December 31, 2005 for Federal income tax purposes was approximately $4,318,000 (unaudited).

		2005	2004
	Reconciliation of real estate owned:
	Balance at beginning of year	$ 4,023,369	$ 3,752,466
	Purchases of property, net	111,143	315,681
	Payments received under master leases
	and principal escrow	(4,360)	(7,337)
	Acquired in-place lease intangibles	(8,477)	(33,969)
	Acquired above market lease intangibles	(914)	(11,990)
	Acquired below market lease intangibles	337	9,328
	Dispositions and asset write-off	5,042	1,521
	Asset impairment	(7,382)	(2,331)
	Balance at end of year	$ 4,118,759	$ 4,023,369

(d)	Reconciliation of accumulated depreciation:
	Balance at beginning of year	$ 230,931	$ 116,566
	Depreciation expense	121,639	114,957
	Dispositions and asset write-off	(2,177)	(316)
	Asset impairment	(1,582)	(275)
	Balance at end of year	$ 348,812	$ 230,931

(e)	A $2,056 provision for asset impairment was recognized in 2004 for this property.

(f)	A $5,800 provision for asset impairment was recognized in 2005 for this property.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants or other reportable events during 2005.

Item 9(A).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of December 31 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.  Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control.  There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9(B).  Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information is hereby incorporated by reference from the material appearing in our proxy statement to be filed in connection with our Annual Meeting to be held in 2006 (the "Proxy Statement") (under the headings "Proposal 1: Election of Directors, Committees and Meetings of our Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance").

Item 11.   Executive Compensation

The information is hereby incorporated by reference from the Proxy Statement (under the heading "Executive Compensation").

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference from Item 5 herein and from the Proxy Statement (under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters").

Item 13.   Certain Relationships and Related Transactions

This information is incorporated by reference from the Proxy Statement (under the heading "Certain Relationships and Related Transactions").

Item 14.   Principal Accountant Fees and Services

This information is incorporated by reference from the Proxy Statement (under the heading "Principal Accountant Fees and Services").

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

	(1)	The consolidated financial statements of the Company included in this report are set forth in Item 8.

	(2)	Financial Statement Schedules

The following financial statement schedule for the year ended December 31, 2005 is submitted herewith:
Page
		Real Estate and Accumulated Depreciation (Schedule III)	85

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

10.48	Inland Retail Real Estate Trust, Inc. 2005 Equity Award Plan (Included as Exhibit 99.1 to Form S-8 filed December 27, 2005 [File No. 333-130708] and incorporated herein by reference.)

10.49

Inland Retail Real Estate Trust, Inc. 2005 Employee Stock Purchase Plan as Amended December 19, 2005 (Included as Exhibit 99.2 to Form S-8 filed December 27, 2005 [File No. 333-130708] and incorporated herein by reference.)

14.1

Inland Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics dated March 10, 2004. (Included as Exhibit 14.1 to Form 10-K filed on March 15, 2005 [File No. 000-30413] and incorporated herein by reference.)

21.1

Inland Retail Real Estate Trust, Inc. Subsidiaries of the Registrant (Amended) effective February 21, 2005. (Included as Exhibit 21.1 to Form 10-K filed on March 15, 2005 [File No. 000-30413] and incorporated herein by reference.)

23.1	Consent of Independent Registered Public Accounting Firm from KPMG LLP to the Board of Directors and Stockholders of Inland Retail Real Estate Trust, Inc. dated March 8, 2006.

31.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification, Pursuant to U. S. C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer and President
Date:	March 3, 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer
Date:	March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	/s/ Richard P. Imperiale		/s/ Brenda G. Gujral

By:	Richard P. Imperiale	By:	Brenda G. Gujral
	Chairman of the Board and Independent Director		Affiliated Director

Date:	March 3, 2006	Date:	March 3, 2006

	/s/ Barry L. Lazarus		/s/ Daniel K. Deighan

By:	Barry L. Lazarus	By:	Daniel K. Deighan
	Chief Executive Officer, President and Director (Principal Executive Officer)		Independent Director

Date:	March 3, 2006	Date:	March 3, 2006

	/s/ Thomas P. McGuinness		/s/ Kenneth E. Masick

By:	Thomas P. McGuinness	By:	Kenneth E. Masick
	Chief Operating Officer and Affiliated Director		Independent Director

Date:	March 3, 2006	Date:	March 3, 2006

	/s/ James W. Kleifges		/s/ Michael S. Rosenthal

By:	James W. Kleifges	By:	Michael S. Rosenthal
	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Independent Director

Date:	March 3, 2006	Date:	March 3, 2006