Form 10-K/A
period 2005-12-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2006-04-28
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and affiliated companies at June 30, 2005 was $2,374,802,147.

As of March 3, 2006, there were 259,452,489 shares of common stock outstanding.

.

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, or SEC, on March 8, 2006, to report the information required by the following items:

Part III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accounting Fees and Services

Item 10.   Directors and Executive Officers of the Registrant

Our directors and executive officers as of April 28, 2006, and their positions are as follows:

Richard P. Imperiale	Chairman of the Board of Directors and Director
Barry L. Lazarus	Chief Executive Officer, President and Director
Daniel K. Deighan	Director
Michael S. Rosenthal	Director
Kenneth E. Masick	Director
Brenda G. Gujral	Director
Thomas P. McGuiness	Chief Operating Officer and Director
James W. Kleifges	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Robert J. Walner	Senior Vice President, General Counsel and Corporate Secretary
JoAnn Armenta	President of Management Operations
John DiGiovanni	Senior Vice President of Development and Redevelopment
Jeffrey Boehning	Vice President of Asset Management and Acquisitions

RICHARD P. IMPERIALE (age 47) Mr. Imperiale has been one of our Directors since December 2004 and was selected as our Chairman by the Board of Directors effective March 3, 2006. He is President and founder of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company. Uniplan and its affiliates manage and advise over $300 million in client accounts. Uniplan specializes in providing clients with consistently superior risk-adjusted returns managing equity, REIT and specialty portfolios.

Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank).

In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. In 1984, Mr. Imperiale founded Uniplan, Inc., with the objective of managing investment portfolios to achieve the greatest long-term risk-adjusted return for conservative institutional clients. The quantitative techniques used by Uniplan to manage portfolios have consistently ranked the firm among the top institutional managers on a risk-adjusted basis. In 1993, Uniplan was ranked #2 of 315 balanced managers for 10 year performance by Nelsons Investment Services and in 1994, Uniplan was ranked #1 of 374 managers on a risk-adjusted basis for five years by Money Manager Review. In addition, the Forward Uniplan Real Estate Fund received a Five Star ranking from the Morningstar mutual fund rating service for the period ended May 31, 2002.

Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and is a regular guest on CNNfn’s Power Lunch. He has appeared on Bloomberg News, CNBC, and is a frequent guest on the syndicated radio talk show, Money Sense. He recently authored the book, Real Estate Investment Trusts: New Strategies For Portfolio Management, published by John Wiley & Sons, 2002.

He attended Marquette University Business School where he received a BS Degree in Finance. In addition, Mr. Imperiale completed the postgraduate lecture series in corporate finance at the University of Chicago Graduate School of Business and received a certificate in legal research from Concordia University.

BARRY L. LAZARUS (age 59) Mr. Lazarus has been our President, Chief Operating Officer and a Director since our formation in 1998 until May 2005, when he relinquished his role as Chief Operating Officer. He has been our Chief Executive Officer since December 2004. He was our Treasurer and Chief Financial Officer from June 1999 until December 2004. In his capacity as our President and Chief Executive Officer, Mr. Lazarus has been responsible for implementation of Board policy on a daily basis. He has overseen property acquisitions, financing and other investment activities. His interaction with various company departments including accounting, legal, property management and development has enabled us to effectively coordinate our major operating divisions.

After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original Controller and was later promoted to Treasurer. From 1973 to 1979, he supervised all corporate and partnership accounting and tax matters and managed corporate financial affairs. In 1979, Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987, The Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990, Mr. Lazarus was Vice President of Finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest homebuilder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the southeastern and southwestern United States, as well as maintaining investor relations.

Mr. Lazarus rejoined Inland in October 1990 and became President of Intervest Midwest Real Estate Corporation, then an affiliate of Inland. Mr. Lazarus solely owned Wisconsin and Southern Land Company, Inc., of which he had been President and Director since December 1993. Wisconsin and Southern Land Company, Inc., which had its office in Orlando, Florida, was a holding company that acquired Intervest from Inland in 1994. Intervest, pursuant to a service agreement, previously provided property zoning, development and disposition services to Wisconsin Capital Land Fund, L.P., a private placement real estate equity program sponsored by our Sponsor.

Mr. Lazarus is President of Inland Shelter Group, LLC, Orlando, Florida, which had been engaged in the development of apartment buildings in the state of Georgia through 1998. He received his B.B.A. degree from the University of Wisconsin and is a certified public accountant.

DANIEL K. DEIGHAN (age 65) Mr. Deighan has been a Director since September 1998.  He is an appraiser who holds the MAI designation from the American Institute, and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in courts in New York in eminent domain and other appraisal matters. Deighan Appraisal Associates, Inc. was formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida.

Deighan Appraisal Associates, Inc. was honored as the “Business of the Year” in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan has been past Vice Chairman of the Martin County Industrial Development Agency and a past President of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. degree from Siena College, Albany, New York.

MICHAEL S. ROSENTHAL (age 48) Mr. Rosenthal has been one of our Directors since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was President and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm’s predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. Prior to entering the private practice of law, Mr. Rosenthal served as an Assistant Attorney General for the State of Georgia from 1980 through 1984.  He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary.  Mr. Rosenthal received both his B.A. degree and his law degree from the University of Florida.

KENNETH E. MASICK (age 60) Mr. Masick has been one of our Directors since December 1998. He has been a Partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm’s audit and accounting department and is responsible for the firm’s quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions.

Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative and as a Financial and Operations Principal at the NASD. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as treasurer of Oak Brook Financial Group, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

BRENDA G. GUJRAL (age 62) Mrs. Gujral has been a Director since December 2004. She is President, Chief Operating Officer and a Director of Inland Real Estate Investment Corporation and Inland Securities Corporation. Mrs. Gujral is also Chief Executive Officer and a Director of Inland Western Retail Real Estate Trust, Inc. and Inland Investment Advisors, Inc., an investment advisor. Mrs. Gujral is also President and Director of Inland American Real Estate Trust, Inc. and Chairperson of the Board of Inland Real Estate Exchange Corporation.

Mrs. Gujral has overall responsibility for the operations of Inland Real Estate Investment Corporation, including the distribution of checks to over 50,000 investors, the review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other Securities and Exchange Commission and National Association of Securities Dealers securities regulations both for Inland Real Estate Investment Corporation and Inland Securities Corporation, review of asset management activities and marketing and communications with the independent broker-dealer firms selling current and prior Inland-sponsored investment programs. She works with internal and outside legal counsel in structuring Inland Real Estate Investment Corporation’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon to implement land use legislation for that state.

Mrs. Gujral is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the National Association of Securities Dealers and is a member of The National Association of Real Estate Investment Trusts. She is also a member of the Financial Planning Association, the Foundation for Financial Planning and the National Association for Female Executives.

THOMAS P. McGUINNESS (age 50) Mr. McGuinness became our Chief Operating Officer in May 2005 and was selected to fill the vacancy on our Board of Directors created by the resignation of Robert D. Parks, effective March 3, 2006.  Mr. McGuinness joined The Inland Group, Inc. organization in property management in 1982 and became President of Mid-America Management Corporation, a property management company within the Inland organization, in July 1990 and Chairman in 2001.  He is also President of Inland Property Management, Inc., as well as a Director of Inland Commercial Property Management, both property management companies within the Inland organization.  He is President and a Manager of Inland HOLDCO Management LLC, a holding company for the three property managers of Inland Western Retail Real Estate Trust, Inc.  He is also President and a Manager of Inland US Management LLC, Inland Pacific Properties Services LLC and Inland Southwest Management LLC, the three property managers of Inland Western Retail Real Estate Trust, Inc.

Mr. McGuinness is a licensed real estate broker.  He is past president of the Chicagoland Apartment Association and past Regional Vice President of the National Apartment Association.  He is currently on the board of directors of the Apartment Building Owners and Managers Association, and is a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund, as well as the Pension Fund, and holds CLS and CSM accreditations from the International Council of Shopping Centers.

JAMES W. KLEIFGES (age 56) Mr. Kleifges has been our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since December 29, 2004. From August 2004 through December 2004, Mr. Kleifges was the Vice President, Corporate Controller for Inland Retail Real Estate Advisory Services, Inc., our business manager/advisor, which we acquired on December 29, 2004. Mr. Kleifges was and is responsible for overseeing our accounting and financial reporting and the preparation of all SEC filings.

From April 1999 to January 2004, Mr. Kleifges was Vice President/Corporate Controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion. Prior to

Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado. Mr. Kleifges was a senior manager with KPMG in Chicago, Illinois, after completing a career in public accounting from June 1972 to December 1982. Mr. Kleifges earned his Bachelor of Arts Degree in accounting from St. Mary’s University in Winona, Minnesota and has been a certified public accountant since 1974. Mr. Kleifges is a member of the Illinois Society of Certified Public Accountants.

ROBERT J. WALNER (age 59) Mr. Walner has been our Senior Vice President, General Counsel and Corporate Secretary since September 19, 2005.  From September 2003 until September 2005 he was Of Counsel with the law firm of Pircher, Nichols & Meeks, Chicago Illinois where he concentrated his law practice on corporate and securities law, mergers & acquisitions and real estate law.  From January 1994 until July 2003 he served as Chief Legal Officer and Corporate Secretary of Grubb & Ellis Company (NYSE), located in San Francisco California and Northbrook, Illinois, and was a director and officer of certain Grubb & Ellis subsidiaries.  He was a senior Vice President of Grubb & Ellis Company from January 1994 to November 2001.  He also served as Executive Vice President and Chief Administrative Officer of Grubb & Ellis Company from November 2001 until July 2003.  From November 1979 until August 1992 he was Senior Vice President, General Counsel and Corporate Secretary of The Balcor Company, the real estate investment subsidiary of American Express Company located in Skokie, Illinois. He was also President and Treasurer of Balcor Securities Company, a NASD broker/dealer.  Mr. Walner was also associated with various law firms as a litigator and transaction attorney and started his legal career as an enforcement attorney with the United States Securities and Exchange Commission.

Mr. Walner received a BA degree in Finance from the University of Illinois (Champaign/Urbana), a JD degree (Law Review Associate Editor) from DePaul University College of Law, and an MBA degree, with distinction, from the Kellogg School of Management at Northwestern University. Mr. Walner is designated as a Specialist in Real Estate Investment (SRI), a Specialist in Real Estate Securities (SRS) and a Counselor of Real Estate (CRE).  He is a member of the NYSE Board of Arbitrators and Mediators and the NASD Board of Arbitrators.  He currently serves as President and a member of the Advisory Committee of the Society of Corporate Secretaries and Governance Professionals (Chicago Chapter).  He is a founder and member of the board of advisors of the Real Estate Investment Association and is National Chairman of the Tax, Regulatory and Legislative Committee of the Counselors of Real Estate.

JOANN ARMENTA (age 31) Ms. Armenta has been President of our property management companies since December 29, 2004. Ms. Armenta joined Mid-America Management in 1992 working in residential management, and became involved with commercial properties in 1995 overseeing the management of retail, office and industrial properties. She has managed a portfolio of retail properties for Inland Commercial Property Management, and was promoted to Senior Property Manager supervising half of the property managers for Inland Real Estate Corporation.  In 2001, Ms. Armenta accepted a position as Assistant Vice President for Inland Southern Management Corp., and was later promoted to Vice President for Inland Mid-Atlantic Management Corp. Her responsibilities in these positions included supervising due diligence investigations for over 350 retail properties and acquisitions in approximately 36 states. She was responsible for all due diligence on approximately 35 million square feet, including site inspections, tenant interviews, engineering reports, capital upgrades and lease review. She has also been responsible for coordinating the transition of an acquisition target into property operations. Ms. Armenta was also the sole training coordinator for all new property managers and employees for Inland Southeast Property Management Corp., Inland Southern Management Corp. and Inland Mid-Atlantic Management Corp. In addition, she oversaw the management of a portfolio of over 23 million square feet managing retail, office and light industrial for another Inland sister company (Mid-America Management) at the time. Most recently, she was promoted to President of Property Management, overseeing approximately 300 properties, in 25 states, containing approximately 34 million square feet.  Her responsibilities include oversight of our management, leasing, marketing and operations. Ms. Armenta holds a SCSM, CLS and a SCMD accreditation with the International Council of Shopping Centers.

JOHN DIGIOVANNI (age 46) Mr. DiGiovanni has been our Senior Vice President of Development and Redevelopment since December 29, 2004. Mr. DiGiovanni began his career with Inland in July 2003 as Senior Vice President of Inland Mid-Atlantic Management. In September 2004, Mr. DiGiovanni was transitioned to help establish a development division for us. As Senior Vice President of Development, Mr. DiGiovanni is responsible for the identification and facilitation of both new development projects and the redevelopment of existing assets to ensure the value retention of those assets.

Prior to joining Inland (2000-2003), Mr. DiGiovanni was Senior Vice President of development for BVT, a German-based (Munich) syndication company raising equity to promote both new development and acquisitions of existing retail-office properties. In addition to overseeing development projects at BVT, Mr. DiGiovanni was charged with the responsibility of creating and maintaining the reporting and tracking protocols for development projects and the subsequent reporting to partnership interest and the board of directors as to the status and profitability of each project.

JEFFREY BOEHNING (age 33) Mr. Boehning has been our Vice President of Asset Management and Acquisitions since December 2005.  Prior to this Mr. Boehning worked for Inland Real Estate Exchange Corporation where he was primarily responsible for acquisition due diligence, negotiation of permanent loans, preparation of private placement memoranda, and marketing of the 1031 Custom Exchange Program.

Prior to joining Inland, Mr. Boehning was a Development Associate for AmNed Properties, LLC, a real estate development, investment, and management firm located in Tampa, Florida, where he  was responsible for the analysis of new acquisitions and developments, overseeing all aspects of development projects, and managing operating properties.  Prior to AmNed, Mr. Boehning worked for SouthTrust Bank, N.A. as a Commercial Portfolio Manager for the West Central Florida Commercial Real Estate Group.  He holds a Master in Business Administration with a concentration in Real Estate Finance from DePaul University’s Charles H. Kellstadt Graduate School of Business and received his B.S. in Finance from Elon University in 1995.  Mr. Boehning holds series 7 and 63 licenses with the National Association of Securities Dealers.

The election of members of the Board of Directors is conducted on an annual basis.  Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified.  Accordingly, the term of office of each of our directors will expire at the annual meeting of shareholders to be held later this year.

Audit Committee Report

The audit committee of the Board is responsible for, among other things, providing independent, objective oversight of our accounting functions and internal controls.  The audit committee is composed of three directors, each of whom is independent as defined by the National Association of Securities Dealers’ listing standards and the Sarbanes-Oxley Act.  The audit committee operates under a written charter approved by the Board of Directors.

We are responsible for our internal controls and financial reporting process.  An independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon.  The audit committee’s responsibility is to monitor and oversee these processes.

In connection with these responsibilities, the audit committee met with us and the independent registered public accounting firm to review and discuss the December 31, 2005 financial statements.  The audit committee also discussed with the independent registered public accounting firm the matters required by Statement on Auditing Standards  No. 61 (Communication with Audit Committees).  The audit committee also received written disclosures and a letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees) and the audit committee discussed with the independent registered public accounting firm that firm’s independence.

Based upon the audit committee’s discussions with us and the independent registered accounting firm, and the audit committee’s review of the representations of us and the independent registered public accounting firm, the audit committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

The Board of Directors has determined that Mr. Masick qualifies as “audit committee financial expert” under the rules and regulations of the SEC.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed with the SEC or incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Compensation Committee has furnished the following report on executive compensation for the year ended December 31, 2005.

Overview

The Compensation Committee (the “Committee”) is responsible for overseeing all of our executive management compensation.  The Committee’s role is to oversee our compensation plans and policies, annually review and determine all executive officers’ compensation (including approving bonus plan measures and goals), and determine the equity incentive plans, including reviewing and recommending  grants to our executive officers.  The Committee also reviews and makes recommendations to the Board concerning proposals by our management with respect to compensation, bonuses, employment agreements and other benefits and policies respecting such matters for our employees, including our executive officers.  The Committee’s charter reflects these responsibilities, and the Committee and the Board periodically review and revise the charter. The Board annually elects members of the Committee.  Each member of the Committee meets the criteria of independence as set forth by the SEC.  The Committee meets at scheduled times during the year, and it also considers and takes action by written consent.  The Committee Chairman reports on Committee actions and recommendations at Board meetings.

Compensation Philosophy

The objective of our compensation programs is to compensate our employees in a manner that promotes recruiting, motivating and retaining our employees.  Our compensation philosophy is founded on a strong principle of pay for performance tied to long term shareholder value creation.  We desire to employ superior employees.  These highly qualified individuals should have the skills and expertise necessary to manage a REIT of our size.  We approach this objective through three main compensation components:

•

a base salary;

•

a performance-based annual cash bonus; and

•

Periodic grants of stock-based incentive compensation, such as stock options or restricted stock awards.

All three main components of executive compensation are described in more detail below.

Base Salary

The Committee endeavors to establish base salaries for our executive officers at levels that they believe are competitive in our industry.  As in the past, during 2005 base salaries for executive officers took into consideration a variety of factors, including:

•

the nature and responsibility of the position and, to the extent available, salary for persons in comparable positions at comparable companies, including other REITs, and the relevant experience of the executive officer; and

•

except in the case of his own compensation, the recommendation of our chief executive officer.

•

the base salary for each named executive officer for 2005 is shown in the "Salary" column of the Summary Compensation Table below.  Messrs.  Lazarus and Walner are employed pursuant to agreements described under "Employment Agreements" below.  The Committee recommended, and the Board approved, 2006 base salaries for our named executive officers as follows: Mr. Lazarus ($330,000); Mr. McGuinness ($55,000); Mr. Walner ($265,000); Mr. Kleifges ($200,000); Mr. DiGiovanni ($245,000); Ms. Armenta ($165,000) and Mr. Boehning ($115,000).

Performance-Based Annual Cash Bonus

The Committee uses performance-based annual cash bonuses to further encourage and reward our executive officers for improving the performance of the Company.  Annual bonuses are predicated on the executive officer satisfying, in most cases, predetermined performance targets based on both the Company's overall performance and the executive officer's individual performance.  The annual bonus for each named executive officer for 2005 is shown in the "Bonus" column of the Summary Compensation Table in Item 11. In determining the amount of each annual bonus, the Committee took into account, among other factors, our performance during 2005.  The Committee also took into account a review of bonus compensation paid to individuals in comparable positions at comparable companies, with particular focus on REITs and, except with respect to his own bonus, the recommendation of our chief executive officer.

The Committee recommended, and the Board approved, targets for our Senior and Executive Officer Incentive Plan, or the Plan, for 2005 and succeeding years.  Under the plan, our executive officers and certain other senior employees will be eligible to earn an annual incentive cash bonus for each year based on our performance and the participant’s personal performance.  Participants’ annual incentive bonus opportunity shall range from 5% to 20% of base salary, 50% of which shall be based on how the growth rate of our funds from operations, or FFO, compares to the median growth rate of FFO for the retail property sector as published by the National Association of Real Estate investment Trusts, or NAREIT.  The remaining 50% at the 10% and above bonus levels shall be at the Company’s discretion.

In addition, the Committee has recommended, and the Board has established, a Value Creation Model bonus plan for our development division.  Certain of our employees, including Mr. DiGiovanni, are eligible for a cash bonus pursuant to the Value Creation Model bonus plan.  The eligible employees under the Value Creation Model bonus plan are not eligible for cash bonuses in the Senior and Executive Officer Incentive Plan.  Eligible employees under the Value Creation Model bonus plan are able to earn a cash bonus based on the performance of certain of our development projects and stock and option grants pursuant to the Senior and Executive Officer Incentive Plan.

Stock-Based Incentive Compensation

The Committee believes that stock-based incentive compensation awards are effective in providing long-term incentives to our executive officers and in better aligning the interests of our executive officers with the interests of our stockholders.  In 2005, the Committee took into account a number of factors, including the objectives of our executive compensation strategy, market data on total compensation packages, the value of stock-based incentive grants at comparable companies, our performance and relative stockholder return, stockholder dilution and, except in the case of his own compensation, the recommendations of our chief executive officer.

Our executive officers and certain other senior employees will be eligible to receive grants of long-term restricted stock in accordance with the Inland Retail Real Estate Trust 2005 Equity Award Plan.  The Committee has recommended, and the Board has approved, that any such grants shall be based upon how our FFO compares to the median growth rate of FFO for the retail sector as reported by NAREIT and the participant’s individual performance.  Such grants, if any, could range from 5% to 20% of base salary, 50% of which shall be based upon how the growth rate of the Company’s FFO compares to the median growth rate of FFO for the retail property sector as published by the NAREIT.  The remaining 50% shall be at the Company’s discretion.

Such individuals will also be eligible to receive grants of options to purchase common stock in accordance with the Inland Retail Real Estate Trust 2005 Equity Award Plan.  The Committee has recommended, and the Board has approved, that such grants shall be based upon how our FFO compares to the median growth rate of FFO for the retail sector as reported by NAREIT and the participant’s individual performance.  Such grants, if any, could range from  ~~4~~  5 % to 20% of base salary, 50% of which shall be based upon how the growth rate of our FFO compares to the median growth rate of FFO for the retail property sector as published by the NAREIT.  The remaining 50% shall be at the Company’s discretion.

Deductibility of Compensation

In reviewing compensation matters, the Committee often considers the anticipated tax treatment to both the Company and the executive officer of various payments and benefits.  The deductibility of some types of compensation payments depends on, among other things, when a benefit vests and when the executive officer exercises previously granted rights.  Furthermore, interpretations of, and changes in, the tax laws and other factors beyond our control also affect the deductibility of compensation.  For these and other reasons, executive compensation is not necessarily limited to amounts deductible under Section 162(m) of the Internal Revenue Code.  The Committee considers various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with our other compensation objectives.

Item 11.   Executive Compensation

The following table sets forth information regarding the annual compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers whom we refer to collectively as our named executive officers, during 2005, including one executive who is no longer employed by us.  Prior to the acquisition of our business manager/advisor and our property managers on December 29, 2004, Barry L. Lazarus was our only executive officer who received compensation from us.  Our other executive officers were all employees of Inland Real Estate Investment Corporation, the prior owner of our business manager/advisor, and/or its affiliates, and were compensated by those entities, in part, for their services rendered to us.  We did not pay any of these individuals, other than Mr. Lazarus, for serving in their respective positions.

				Long-Term Compensation
				Awards
		Annual Compensation			Securities
				Restricted	Underlying
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options/SARs

Barry L. Lazarus	2005	$300,000	$ 30,000	$ 15,000	1,363
Chief Executive Officer	2004	250,000	60,000	-	-
and President	2003	200,000	50,000	-	-

John DiGiovanni	2005	220,000	61,000	11,000	999
Senior Vice President of	2004	-	-	-	-
Development and Redevelopment	2003	-	-	-	-

James W. Kleifges	2005	155,000	41,000	8,000	704
Vice President and	2004	-	-	-	-
Chief Financial Officer	2003	-	-	-	-

JoAnn Armenta	2005	129,000	13,000	6,000	589
President of Property	2004	-	-	-	-
Management	2003	-	-	-	-

Michael J. Moran (1)	2005	114,000	-	-	-
Vice President,	2004	-	-	-	-
General Counsel and Secretary	2003	-	-	-	-

(1) Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

Options and SAR Grants in Last Fiscal Year

The following table summarizes all grants of share options to our named executive officers made during 2005.  There were no grants of stock appreciation rights to any executive officers during 2005.

		Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees during 2005	Exercise Price Per Share	Expiration Date	5%	10%

Barry L. Lazarus	1,363	4.13%	$ 11.00	4/12/2016	$ 24,000	$ 39,000
John DiGiovanni	999	3.03%	11.00	4/12/2016	18,000	29,000
James W. Kleifges	704	2.13%	11.00	4/12/2016	13,000	20,000
JoAnn Armenta	589	1.78%	11.00	4/12/2016	11,000	17,000
Michael J. Moran (1)	-	-	-	-	-	-

(1)

Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

(2)

There is no established public trading market for our shares of common stock.  Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system.  We calculated the potential realizable value of each grant of options assuming a market price of $11.00 as of the grant date, April 12, 2006.  Although we estimate that the fair market value of our shares is $11.00 per share, there can be no assurances that our shareholders could sell any or all of their shares for $11.00 per share, or that our shares would trade at such a price if we were to list on a national securities exchange or become quoted in an inter-dealer quotation system.

Aggregated Option and SAR Exercises and Fiscal Year-End Option and SAR Values

There were no exercises of stock options by our named executive officers during 2005.  The following table summarizes the number and value of stock options held at December 31, 2005 by our named executive officers.

Individual Grants
Name	Number of Securities Underlying Unexercised Option/SARs at 12/31/2005 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at 12/31/2005 Exercisable/ Unexercisable
Barry L. Lazarus	0/1,363	$ 0/0
John DiGiovanni	0/999	0/0
James W. Kleifges	0/704	0/0
JoAnn Armenta	0/589	0/0
Michael J. Moran (1)	0/0	0/0

(1)  Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

Compensation of Directors

Base Compensation. We pay each of our directors, other than our internal directors Messrs. Lazarus and McGuinness and Ms. Gujral, an annual fee of $28,000.  We pay Mr. Imperiale an additional $5,000 per year for agreeing to serve as our Chairman of the Board of Directors.  In addition, each director, other than Messrs. Lazarus and McGuinness and Ms. Gujral, receives $1,000 for attending in person, or $400 for attending by telephone each meeting of our Board or a committee thereof of which they are a member.  Each of Messrs. Deighan, Masick and Rosenthal were paid fees of approximately $30,000, $35,000 and $37,000 in 2005, 2004 and 2003, respectively for their services as directors.  Mr. Imperiale became a director on December 20, 2004 and was paid a fee of approximately $27,000 in 2005 for his service as a director.

Options. Under our independent director stock option plan, each non-employee director (as defined under Rule 16b-3 of the Securities Exchange Act of 1934) is entitled to be granted an option to acquire 3,000 shares as of the date they become a director and an additional 500 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2000, so long as the director remains a member of the Board on such date. The options for the initial 3,000 shares will be exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders’ meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $9.05 per share. As of December 31, 2005, options to acquire 8,000 shares had been exercised and options to acquire 14,000 shares were outstanding.  We have not granted any options to Messrs. Lazarus and McGuinness nor Ms. Gujral.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

BARRY L. LAZARUS.  Mr. Lazarus has an employment agreement that commenced on December 29, 2004 to serve as our President and Chief Executive Officer.  The employment agreement provides that Mr. Lazarus will receive a base salary of $300,000 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon our achievement of our performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. Lazarus is $330,000 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent not to renew.  The employment contract may be terminated by the individual or us for any reason effective upon sixty days prior written notice or by us for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or us for any reason, we shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. Lazarus is not entitled to any other severance.

THOMAS P. McGUINNESS.  Mr. McGuinness has a consulting agreement dated December 29, 2004 to provide certain strategic and operational assistance for our benefit, including guidance as to prospective investment, financing, acquisition, disposition, development, leasing, property management, joint venture and other real estate opportunities. Mr. McGuinness will not receive direct compensation for these services, but we will reimburse his expenses in fulfilling his duties under the agreement and, if consulting services are provided in connection with the listing of our shares on a national exchange, a fee agreed to by us and the consultant will be paid in connection therewith.  In addition to the above consulting agreement, we have an oral employment agreement with Mr. McGuinness under which he agrees to serve as our Chief Operating Officer.  Mr. McGuinness provides ten to fifteen hours of service to us per week, plus additional time as required by us.  The base salary for Mr. McGuinness is $55,000 for 2006.

JOHN DiGIOVANNI.  Mr. DiGiovanni has an employment agreement that commenced on December 29, 2004 to serve as our Senior Vice President of Development and Redevelopment.  The employment agreement provides that Mr. DiGiovanni will receive a base salary of $200,000 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon our achievement of our performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. DiGiovanni is $245,000 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent not to renew.  The employment contract may be terminated by the individual or us for any reason effective upon sixty days prior written notice or by us for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or us for any reason, we shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. DiGiovanni is not entitled to any other severance.

ROBERT J. WALNER.  Mr. Walner has an employment agreement that commenced on September 19, 2005 to serve as our Senior Vice President, General Counsel and Corporate Secretary until December 31, 2007, unless the agreement is terminated earlier by either party.  Mr. Walner will devote all of his business time and efforts to us in exchange for a base annual salary of $265,000 until August 31, 2006 and at a base salary of $285,000 from September 1, 2006 until the agreement expires.  Mr. Walner was also granted options to acquire 25,000 shares of common stock.  In the event Mr. Walner’s employment terminates at December 31, 2007, Mr. Walner will be entitled to a severance payment of $200,000, any unvested long term restricted stock grants shall vest and any rights with respect to any stock options shall be determined in accordance with the plan under which the stock options were granted and any applicable grant agreements.

Further, the employment agreement provides that Mr. Walner will also be eligible to earn an annual incentive bonus for each year based on our performance and Mr. Walner’s personal performance.  Mr. Walner’s annual incentive bonus opportunity shall range from 5% to 20% of base salary, 50% of which shall be based on how the growth rate of our funds from operations (“FFO”) compares to the median growth rate of FFO for the retail property sector as published by the National Association of Real Estate Investment Trusts (“NAREIT”).  The remaining 50% shall be at our discretion.  Mr. Walner will also be eligible to receive grants of long-term restricted stock and grants of stock options in accordance with the Inland Retail Real Estate Trust 2005 Equity Award Plan.  Such grants shall be based upon how our FFO compares to the median growth rate of FFO for the retail sector as reported by NAREIT and his individual performance.  Such grants, if any, could range from 10% to 20% of base salary, 50% of which shall be based upon how the growth rate of our FFO compares to the median growth rate of FFO for the retail property sector as published by the NAREIT.  He is also eligible to receive the other employee benefits that are available to our senior executives.

In the event Mr. Walner dies or becomes disabled, he will be entitled to payment of any accrued base salary, accrued vacation amount or accrued bonus amount (each as defined in the employment agreement) and to benefits in accordance with the terms of applicable benefit plans, and all unvested long term restricted stock grants shall immediately vest.

In the event Mr. Walner terminates his employment with “good reason” (as defined in the employment agreement) or is terminated without “cause” (as defined in the employment agreement), and if Mr. Walner signs a release in the form attached to his employment agreement, Mr. Walner will be entitled to payment of any accrued base salary, accrued vacation amount or accrued bonus amount and to benefits in accordance with the terms of applicable benefit plans.  Mr. Walner will also be entitled to payment equal to the sum of (i) one year’s base salary plus (ii) the threshold bonus amount (as defined in the employment agreement) plus (iii) the current value of the number of shares equal to the threshold stock grant (as defined in the employment agreement), payable in a lump sum, and the vesting of any unvested long term restricted stock grants shall be suspended and shall vest on the second anniversary of such termination so long as there has been no prior violation by Mr. Walner of the non-compete and similar provisions in the employment agreement.  In the event such a termination occurs within the period beginning 60 days before and ending one year after a change in control (as defined in the employment agreement), and if Mr. Walner signs a release in the form attached to his employment agreement, Mr. Walner will be entitled to the same benefits described above, except that he will be entitled to two times his base salary (rather than one year’s base salary), and Mr. Walner will also be entitled to be reimbursed by us for his COBRA premiums (if any) for the lesser of (i) the period of such COBRA coverage or (ii) twelve months.  The agreement provides for certain other benefits if Mr. Walner’s employment is terminated other than for “Good Reason” (as defined in the Agreement), death or disability or in the event of a change in control.

JAMES W. KLEIFGES.  Mr. Kleifges has an employment agreement that commenced on December 29, 2004 to serve as our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.  The employment agreement provides that Mr. Kleifges will receive a base salary of $150,000 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon our achievement of our performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. Kleifges is $200,000 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent not to renew.  The employment contract may be terminated by the individual or us for any reason effective upon sixty days prior written notice or by us for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or us for any reason, we shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. Kleifges is not entitled to any other severance.

JOANN ARMENTA.  Ms. Armenta has an employment agreement that commenced on December 29, 2004 to serve as President of each of the following: Inland Mid-Atlantic Management Corp., Inland Southern Management Corp. and Inland Southeast Property Management Corp., all of which are our subsidiaries.  The employment agreement provides that Ms. Armenta will receive a base salary of $110,000 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon our achievement of our performance objectives and this individual’s contribution towards such achievements.  The base salary for Ms. Armenta is $165,000 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent not to renew.  The employment contract may be terminated by the individual or us for any reason effective upon sixty days prior written notice or by us for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or us for any reason, we shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Ms. Armenta is not entitled to any other severance.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee of the Board was established on March 23, 2005.  The Committee is comprised of four independent directors: Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal and Richard P. Imperiale.  Richard P. Imperiale serves as the Chairman of the Executive Compensation Committee.  None of the members are, or formerly were, officers or employees of ours.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2005, regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares. As of December 31, 2005, we had 58,173 stockholders of record and 258,224,373 shares of common stock outstanding.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF CLASS

Robert D. Parks	645,078	(2)
Brenda G. Gujral	132,547	(3)	*
Barry L. Lazarus	126,821		*
Michael S. Rosenthal	11,682	(4)	*
Daniel K. Deighan	6,772	(4)	*
Kenneth E. Masick	8,635	(4)	*
Richard P. Imperiale	1,000	(4)	*
Thomas P. McGuinness	130,027	(5)	*
John DiGiovanni	17,436		*
James W. Kleifges	-		*
Robert J. Walner	-		*
JoAnn Armenta	29,271		*
Jeffrey Boehning	-		*
Michael J. Moran	-	(6)	*

			*
All Directors and Executive Officers as a group (14 persons)	1,109,269		*

5% Stockholders

Daniel L. Goodwin	16,924,189	(7)

*Less than 1%

(1)

Beneficial ownership includes outstanding shares and shares which are not outstanding that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them.

(2)

Includes 7,891 shares held in the name of Mr. Parks’ spouse and 13,125 shares held jointly by Mr. Parks and his spouse.  Mr. Parks resigned as our Chairman and as one of our Directors on March 3, 2006.

(3)

Includes 27,556 shares held in the name of Mrs. Gujral’s spouse.

(4)

Includes shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.  For Mr. Rosenthal, includes 1,652 shares held in UGMA accounts for Mr. Rosenthal’s daughters.

(5)

Includes 2,088 shares owned jointly by Mr. McGuinness and his spouse.

(6)

Mr. Moran resigned as our Vice President, General Counsel and Secretary on May 13, 2005.

(7)

This amount includes 5,206,841 shares, 2,499,283 shares and 1,411,547 shares of common stock owned by Inland Stock and Securities Holding Corporation, Inland Collateral Corporation and IMIC Stock Holding Corporation,

respectively, 133,706 shares owned jointly by Mr. Goodwin and his wife, and 86,574 shares owned individually by Mr. Goodwin’s wife. Inland Stock and Securities Holding Corporation and Inland Collateral Corporation are direct wholly-owned subsidiaries of The Inland Group, Inc., and IMIC Stock Holding Corporation is an indirect wholly-owned subsidiary of The Inland Group, Inc. Daniel L. Goodwin is the controlling shareholder of The Inland Group, Inc.

Daniel L. Goodwin is party to the Agreement and Plan of Merger, dated as of September 10, 2004, by and among us, IRRETI Acquisition 1, Inc., IRRETI Acquisition 2, Inc., IRRETI Acquisition 3, Inc., IRRETI Acquisition 4, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp., Inland Southern Property Management Corp., certain stockholders of our property managers, which we refer to as the participating stockholders, Daniel L. Goodwin, as agent for the participating stockholders, and The Inland Group, Inc., solely for purposes of certain sections of the Merger Agreement. On December 29, 2004, in connection with the closing of the transactions contemplated by the merger agreement, we issued 19,700,060 shares of our common stock to the participating stockholders and the stockholder of our business manager/advisor, of which, 4,925,028 are presently held in escrow pursuant to an escrow agreement. Of the 4,925,028 shares held in escrow, 3,858,911 shares are owned as described in the first paragraph above. The remaining 1,066,117 shares were issued to the participating stockholders, each of whom retains the right to vote these shares and, in most instances, receive distributions from, or the proceeds from the sale of, these shares. By nature of his role as agent for the participating stockholders pursuant to the merger agreement and the escrow agreement, Daniel L. Goodwin may be considered the beneficial owner of these 1,066,117 shares; however, pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended, Daniel L. Goodwin expressly disclaims beneficial ownership of these 1,066,117 shares for the purposes of Section 13(d) and 13(g) of the Exchange Act.

The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, Illinois 60523.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the Securities and Exchange Commission and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2005 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such person except as described below:

•

Robert D. Parks, our former Chairman of the Board, inadvertently failed to file on a timely basis a Form 4 with the Securities and Exchange Commission to report his acquisition of 3,531 of our shares on March 29, 2005.  After discovering this oversight, Mr. Parks filed a Form 4 reporting the ownership of those shares on February 9, 2006.

Policies on Business Ethics and Conduct

All of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and our Controllers (“Covered Parties”) are required to abide by our Code of Business Conduct and Ethics Policy (“Ethics Policy”) to help ensure that our business is conducted in accordance with the highest ethical standards and with the highest standards of personal and professional integrity. Our Ethics Policy is intended to act as a guide for the making of business decisions and actions taken by the Covered Parties to help ensure that our business is conducted in a consistently legal and ethical manner and in compliance with applicable governmental laws, rules and regulations. Our Ethics Policy covers all aspects of professional conduct, including avoiding or eliminating the appearance of or actual conflicts between what is in the best interest of the Company and what could result in personal gain for a Covered Party or a family member of a Covered Party; not competing with the Company; dealing fairly with customers, tenants, service providers, suppliers, competitors and other Covered Parties; protecting and preserving the Company’s assets and ensuring their efficient use; informing senior management of the Company of violations of the Ethics Policy; and taking all reasonable measures to maintain and protect the confidentiality of non-public information about the Company, its tenants, customers and third parties obtained or created in connection with the Company’s business.

All Covered Parties are required to promptly report any conduct they believe in good faith to be in violation of the Ethics Policy.  Procedures are in place to confidentially and anonymously receive, retain and treat complaints received regarding potential violations of our Ethics Policy, including questionable accounting or auditing matters.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2005: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
Equity Compensation Plans Approved by Security Holders	25,000	$10.75	275,000

Equity Compensation Plans Not Approved by Security Holders	13,850	$ 9.05	53,000

Item 13.   Certain Relationships and Related Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly controls 16,924,189 shares, or 6.55%, of our common stock.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our affiliated directors, at which time, Richard Imperiale, an independent director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed an affiliated director.  Mr. Parks continues to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the year ended December 31, 2005, we incurred $2,139,030 of which $84,099 remain unpaid as of December 31, 2005.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1 billion of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $438,025 for the year ended December 31, 2005, of which none remain unpaid as of December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $96,366 for the year ended December 31, 2005, of which none remain unpaid as of December 31, 2005.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the year ended December 31, 2005, we incurred loan fees totaling $139,689 of which none remain unpaid as of December 31, 2005.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the year ended December 31, 2005, we incurred $9,809,963 for these services, of which $330,208 remain unpaid as of December 31, 2005.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent was approximately $300,000 of which we paid approximately $175,010 to this affiliate for the year ended December 31, 2005.  None remain unpaid as of December 31, 2005.

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

Item 14.   Principal Accounting Fees and Services

The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2005 and 2004, and fees for other services rendered by it:

	2005	2004
Audit Fees (1)	$ 704,000	$848,340
Audit Related Fees	-	-
Tax Fees (2)	99,430	83,825
All Other Fees	-	-
Total Fees	$ 803,430	$ 932,165

(1)

Audit fees include the financial statement audit fee and fees for other attest services, including $35,000 for the financial statement audit fee related to an unconsolidated joint venture, internal controls audit fees, consents, assistance with and review of documents filed with the SEC.

(2)

Tax fees consist of fees for review of federal and state income tax returns, including $15,800 of tax fees related to an unconsolidated joint venture.

The audit committee reviews and approves in advance the terms of and compensation for both audit and nonaudit services to be provided by KPMG LLP.  This duty has been delegated to the chairman of the audit committee with any such preapproval reported to the audit committee at its next regularly scheduled meeting. Approval of nonaudit services will be disclosed in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.  Prohibited Non-Audit Services shall be as set forth in the rules promulgated by the SEC, including: (i) bookkeeping or other services related to the accounting records or financial statements of the audit client; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment advisor or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Public Company Accounting Oversight Board prohibits through regulation.

The audit committee approved 100% of the fees described above.

Item 15.  Exhibits

31.1

Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer and President
Date:	April 28, 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer
Date:	April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	/s/ Richard P. Imperiale		/s/ Brenda G. Gujral

By:	Richard P. Imperiale	By:	Brenda G. Gujral
	Chairman of the Board and Independent Director		Affiliated Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ Barry L. Lazarus		/s/ Daniel K. Deighan

By:	Barry L. Lazarus	By:	Daniel K. Deighan
	Chief Executive Officer, President and Director (Principal Executive Officer)		Independent Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ Thomas P. McGuinness		/s/ Kenneth E. Masick

By:	Thomas P. McGuinness	By:	Kenneth E. Masick
	Chief Operating Officer and Director		Independent Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ James W. Kleifges		/s/ Michael S. Rosenthal

By:	James W. Kleifges	By:	Michael S. Rosenthal
	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Independent Director

Date:	April 28, 2006	Date:	April 28, 2006