Form 10-Q
period 2006-03-31
INLAND RETAIL REAL ESTATE TRUST INC
filed 2006-05-04
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30413

INLAND RETAIL REAL ESTATE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 (I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, IL (Address of principal executive offices)	60523 (Zip code)

Registrant's telephone number, including area code: 630-218-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X  ]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ X ] Accelerated filer    [   ] Non-accelerated filer    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

As of May 2, 2006, there were 260,542,013 shares of common stock outstanding.

INLAND RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

Forward-Looking Statements

3

                                                              Part I - Financial Information

Item 1.

Consolidated Financial Statements

4

Consolidated Balance Sheets

4

Consolidated Statements of Operations and Comprehensive Income

6

Consolidated Statement of Shareholders’ Equity

7

Consolidated Statements of Cash Flows

8

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

34

Item 4.

Controls and Procedures

35

                                                              Part II - Other Information

Item 1.

Legal Proceedings

35

Item 1(A).

Risk Factors

36

Item 6.

Exhibits

38

SIGNATURES

40

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2006.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006 and as amended on April 28, 2006.

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

 (In thousands)

Assets

	March 31,
	2006 (Unaudited)	December 31, 2005
Investment properties:
Land	$1,059,044	$1,056,976
Building and other improvements	3,051,047	3,040,811
Developments in progress	32,377	20,972
	4,142,468	4,118,759
Less accumulated depreciation	(379,133)	(348,812)
Net investment properties	3,763,335	3,769,947

Investment in unconsolidated joint venture	21,041	16,498
Cash and cash equivalents	102,466	91,426
Restricted escrows	28,249	23,690
Restricted cash	4,296	5,327
Investment in securities	18,638	17,910
Accounts and rents receivable (net of allowance
of $6,147 and $5,722, respectively)	59,023	66,775
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $375 and $302, respectively)	1,568	1,664
Acquired in-place lease intangibles (net of accumulated
amortization of $46,397 and $42,366, respectively)	151,534	155,730
Acquired above market lease intangibles (net of accumulated
amortization of $18,752 and $17,489, respectively)	41,425	43,511
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $13,000 and $12,068, respectively)	15,413	15,782
Other assets	6,727	7,071

Total assets	$4,266,472	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(continued)

March 31, 2006 and December  31, 2005

 (In thousands)

Liabilities and Shareholders' Equity

	March 31,
	2006 (Unaudited)	December 31, 2005
Liabilities:
Accounts payable	$5,316	$6,036
Development payable	2,096	2,900
Accrued interest payable	6,938	6,735
Real estate taxes payable	14,073	6,476
Distributions payable	17,976	18,007
Security deposits	17,113	17,005
Mortgages payable	2,316,522	2,315,833
Prepaid rental and recovery income	13,071	13,228
Acquired below market lease intangibles (net of accumulated
amortization of $18,162 and $16,871, respectively)	31,096	32,442
Restricted cash liability	4,296	5,327
Other liabilities	6,609	5,844
Total liabilities	2,435,106	2,429,833

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000 shares authorized,
259,888 and 258,224 issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	2,599	2,582
Additional paid-in capital	2,367,539	2,350,225
Accumulated distributions in excess of net income	(544,530)	(520,153)
Accumulated other comprehensive income	5,758	5,601
Total shareholders' equity	1,831,366	1,838,255

Total liabilities and shareholders' equity	$4,266,472	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$103,486	$99,049
Tenant recovery income	23,543	22,902
Other property income	525	268

Total revenues	127,554	122,219

Expenses:
Property operating expenses	16,168	16,007
Real estate taxes	14,799	13,408
Depreciation and amortization	35,958	35,715
General and administrative expenses	2,272	2,280

Total expenses	69,197	67,410

Operating income	58,357	54,809

Other income	1,982	902
Interest expense	(30,763)	(29,112)

Net income available to common shareholders	29,576	26,599

Other comprehensive income:
Unrealized gain on investment securities
net of amounts realized	157	630

Comprehensive income	$29,733	$27,229

Net income available to common shareholders per
weighted average common share - basic and diluted	$0.11	$0.11

Weighted average number of common shares
outstanding - basic and diluted	259,468	252,910

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2006

(Unaudited)

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2005	258,224	$2,582	$2,350,225	$(520,153)	$5,601	$1,838,255

Net income	-	-	-	29,576	-	29,576

Unrealized gain on investment securities	-	-	-	-	157	157

Distributions declared	-	-	-	(53,953)	-	(53,953)

Proceeds from Distribution Reinvestment
Program (DRP), purchase of stock
through Employee Stock Purchase
Plan (ESPP) and exercise of stock
options and warrants	2,926	30	30,511	-	-	30,541

Share Repurchase Program (SRP)	(1,262)	(13)	(13,197)	-	-	(13,210)

Balance at March 31, 2006	259,888	$2,599	$2,367,539	$(544,530)	$5,758	$1,831,366

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2006 and 2005

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$29,576	$26,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,958	35,715
Amortization of deferred financing costs	829	878
Amortization of premium on debt assumed	(342)	(357)
Gain on sale of investment property	-	(220)
Loss (gain) on sale of investment securities	7	(6)
Stock received as lease termination fee	(628)	-
Distributions from unconsolidated joint venture	236	-
Equity in loss from unconsolidated joint venture	84	-
Straight line rental income, net	(1,756)	(2,533)
Amortization of above and below market lease intangibles	(28)	339
Write off of intangible assets due to early lease termination	69	-
Changes in assets and liabilities:
Accounts and rents receivable, net	9,508	10,047
Other assets	344	1,531
Accounts payable	(720)	(1,562)
Accrued interest payable	203	401
Real estate taxes payable	7,597	8,248
Security deposits	108	177
Prepaid rental and recovery income	(157)	4,041
Other liabilities	1,260	1,339
Net cash provided by operating activities	$82,148	$84,637

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(4,954)	$-
Restricted escrows	(4,559)	(942)
Purchase of investment securities, net of decrease in margin
account of $404 and $80, respectively	(1,519)	(564)
Proceeds from sale of investment securities	1,163	762
Purchase of investment properties and development activities, net	(25,302)	(22,011)
Proceeds from sale of investment properties	-	1,008
Advances to unconsolidated joint venture	(55,851)	-
Repayment of advances to unconsolidated joint venture	55,851	-
Undistributed earnings due to minority joint venture partner	-	15
Payments received under master lease agreements	371	1,526
Payment of leasing fees	(474)	(360)
Net cash used in investing activities	$(35,274)	$(20,566)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

For Three Months Ended March 31, 2006 and 2005

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Proceeds from DRP, purchase of shares through ESPP
and exercise of stock options and warrants	$30,541	$27,165
Payment of SRP	(13,210)	(5,165)
Proceeds from issuance of debt	5,441	42,000
Principal payments of debt-balloon	(3,600)	(10,574)
Principal payments of debt-amortization	(810)	(760)
Payoff of unsecured line of credit	-	(25,000)
Payment of loan fees and deposits	(212)	-
Distributions paid	(53,984)	(51,556)
Net cash used in financing activities	$(35,834)	$(23,890)

Net increase in cash and cash equivalents	11,040	40,181
Cash and cash equivalents, at beginning of period	91,426	99,540
Cash and cash equivalents, at end of period	$102,466	$139,721

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$30,930	$27,833
Capitalized interest	95	96
Distributions payable	17,976	17,879
Investment properties additions resulting from (decrease)
increase in development payables	(804)	476
Investment properties addition resulting from forgiveness
of notes receivable	448	-

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2005, which are included in our 2005 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

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

All amounts in this Form 10-Q are stated in thousands with the exception of square footage, per share amounts and number of properties.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Investment in securities at March 31, 2006 consist primarily of stock investments in various real estate investment trusts and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and would be reflected as a realized loss.  No investment in securities is considered impaired at March 31, 2006.  Additionally, we have purchased securities through a margin account.  As of March 31, 2006 and December 31, 2005, we have recorded a payable of $3,316 and $3,720, respectively, for securities purchased on margin which are included as a component of other liabilities.  During the three months ended March 31, 2006 and 2005, we realized net (losses)/gains of $(7) and $6, respectively, on the sale of investment securities.  Of the investment securities held on March 31, 2006 and December 31, 2005, we have accumulated other comprehensive income of $5,758 and $5,601, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

received by third party escrow agents, from sellers, pertaining to master lease agreements.  We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We capitalize costs incurred during the development period, including direct and indirect costs such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $2,096 and $2,900 at March 31, 2006 and December 31, 2005, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  In our judgment no provision for asset impairment was considered necessary for the three months ended March 31, 2006 and 2005.

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

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  For the three months ended March 31, 2006, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $788, none and none, respectively.

Amortization pertaining to the above market lease costs was applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the three months ended March 31, 2006 and 2005 was $2,063 and $1,665, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the three months ended March 31, 2006 and 2005 was $1,346 and $2,039, respectively.  We incurred amortization expense pertaining to acquired in-place lease intangibles of $4,919 and $5,443 for the three months ended March 31, 2006 and 2005, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write offs of above market lease intangibles of $470 and none were recorded as a reduction of rental income for the three months ended March 31, 2006 and 2005, respectively.  Write offs of below market lease intangibles of $8 and $452 were recorded as an increase to rental income for the three months ended March 31, 2006 and 2005, respectively.  We incurred write offs pertaining to acquired in-place lease intangibles of $390 and $606 for the three months ended March 31, 2006 and 2005, respectively.

We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005 and no subsequent circumstances have caused us to review goodwill as of March 31, 2006.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,504 and $4,998 as of March 31, 2006 and December 31, 2005, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($643 and $724 as of March 31, 2006 and December 31, 2005, respectively).  The straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.

Notes receivable which relate to real estate financing arrangements that exceed one year, bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  We require collateral for the notes.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114 (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered.  All cash receipts recognized thereafter are recorded as interest income.  Based on our judgment, no notes receivable were impaired as of March 31, 2006 and December 31, 2005, of which $1,254 and $448 are included in developments in progress, respectively.

We use derivative instruments (specifically the sale of call options on equity securities we hold) to manage exposures from price, interest rate, and credit risks related to the equity securities held.  Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value as they are not designated as hedging instruments under Statements of Financial Accounting Standards 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities.  Gains and losses from changes in fair values of these derivatives, which are not designated as hedges for accounting purposes, are recognized in earnings.

On December 16, 2004, the FASB issued SFAS No. 123R (SFAS 123R), Accounting for Stock-Based Compensation as amended.  SFAS 123R replaces SFAS No. 123, as amended by SFAS No. 148, which we adopted on January 1, 2003.  SFAS 123R requires that the compensation cost relating to share-based payment transactions to be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective as of the first annual reporting period that begins after June 15, 2005.  SFAS 123R did not have a material effect on our consolidated financial statements.

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

In June 2005, the FASB ratified the consensus by the Emerging Issues Task Force (EITF) regarding EITF 04-05, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.  This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  EITF 04-05 did not have a material effect on our consolidated financial statements.

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

We have a 20% ownership interest in and are the managing member of Inland-SAU Retail Fund, L.L.C. (SAU JV), which management determined is not a variable interest entity.  We account for our investment in this venture using the equity method of accounting.  See Note 7, Investment in Unconsolidated Joint Venture for further discussion.

On February 17, 2006, Inland Retail TRS Corp. (TRS), a wholly owned taxable REIT subsidiary, was formed for the purpose of acquiring land and property for development/redevelopment and subsequent sale to third parties and other business ventures and activities that fall outside of our normal core business of acquiring and managing a diversified portfolio of real estate.  Taxable REIT subsidiaries are fully taxable corporations that are owned by a REIT and can engage in activities that would otherwise jeopardize REIT status or subject the REIT to tax if conducted directly by the REIT.

3. Related Party Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly controls 17,036 shares, or 6.56%, of our common stock as of March 31, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our directors,

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

at which time, Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed a director.  Mr. Parks continues to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions of which we incurred $984 and $1,005 during the three months ended March 31, 2006 and 2005, respectively.  Of these services $88 and $84 remain unpaid as of March 31, 2006 and December 31, 2005, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $107 and $108 for the three months ended March 31, 2006 and 2005, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $50 and $26 for the three months ended March 31, 2006 and 2005, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended March 31, 2006 and 2005, we incurred loan fees totaling $11 and $96, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended March 31, 2006 and 2005, we incurred $1,642 and $1,655, respectively, for these services.  Of these services $162 and $330 remain unpaid as of March 31, 2006 and December 31, 2005, respectively.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 to this affiliate for the three months ended March 31, 2006.  None remain unpaid as of March 31, 2006 and December 31, 2005.

We currently own 100% of the property management companies.  All property management fee income and expense are eliminated upon consolidation for the three months ended March 31, 2006 and 2005, with the exception of fees earned on properties owned by SAU JV.

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

4.  Stock Plans and Soliciting Dealer Warrants

Our Independent Director Stock Option Plan, subject to certain conditions, provides for the grant to each independent director of an option to acquire initial shares following their becoming a Director and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of March 31, 2006 and December 31, 2005, options to acquire 8 shares had been exercised.  As of March 31, 2006 and December 31, 2005, options to acquire 14 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, has the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of March 31, 2006 and December 31, 2005, 8,551 warrants had been issued, of which 2,549 warrants had

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

expired as of March 31, 2006 and 547 warrants had expired as of December 31, 2005.  As of March 31, 2006, 47 warrants had also been exercised.

On August 23, 2005, our shareholders approved an Equity Award Plan (EAP) and an Employee Stock Purchase Plan (ESPP).  The EAP will allow certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP is to provide an incentive to those employees so that we can retain executive level talent.  The EAP will be available only to employees of ours.  We have reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  Our Board of Directors may amend this plan at any time.  On April 1, 2006, approximately eight thousand shares were issued under this plan.

On August 23, 2005, we granted twenty-five thousand stock options to an executive employee at an exercise price of $10.75 per share and a term of ten years.  These options vest and become exercisable over three years, in one-third installments, commencing August 23, 2006.

The ESPP will allow our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP is to provide our employees with an opportunity to have a stake in the success of the company.  The ESPP will be available only to employees of ours.  We have reserved 200 shares of common stock under the ESPP with these shares available through June 30, 2007.  The ESPP became available to our employees on January 1, 2006.  The purchase price of the shares will be at 85% of fair market value and be limited to five thousand shares or $25 per employee per calendar year.  We will incur, as an expense, the 15% discount.  Our Board of Directors may amend this plan at any time.  As of March 31, 2006, approximately three thousand shares were issued to our employees through the ESPP, at a total purchase price of approximately $29.  For the three months ended March 31, 2006, we incurred $5 of expense.

Stock options granted and the awards and stocks issued under the EAP and ESPP are accounted for in accordance with SFAS 123R and did not have a material effect upon our accompanying Consolidated Financial Statements.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $22,748 and $22,377 as of March 31, 2006 and December 31, 2005, respectively.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $1,676 and $2,723 for the three months ended March 31, 2006 and 2005, respectively.  The related accounts and rents receivable, net of allowance, as of March 31, 2006 and December 31, 2005 were $34,135 and $32,528, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.

Mortgages Payable and Line of Credit

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2006, we closed on mortgage debt with a principal amount of $1,031, net of mortgage debt repaid and amortization.  The average cost of funds as of March 31, 2006 was approximately 5.22%.

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

The following table shows the debt maturing during the next five years and thereafter.

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:*
Fixed rate debt	$41,080	$92,162	$209,449	$347,273	$985,141	$393,497	$2,068,602
Variable rate debt	29,337	173,897	31,575	4,400	-	-	239,209
	$70,417	$266,059	$241,024	$351,673	$985,141	$393,497	$2,307,811

Weighted average interest rate on maturing debt:
Fixed rate debt	6.71%	5.69%	5.27%	5.11%	4.74%	5.71%
Variable rate debt	6.34%	6.00%	6.46%	6.48%	N/A	N/A

*	The debt maturity table does not include any premiums associated with debt assumed at acquisition of which $8,711, net of accumulated amortization, is outstanding as of March 31, 2006.

The principal balance of $239,209 or 10.4% of our mortgages payable at March 31, 2006 have variable interest rates averaging 6.11%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

We paid off or refinanced all of the debt that matured during the three months ended March 31, 2006 and 2005.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2006.

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which none was outstanding at March 31, 2006.  The new maturity date is May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending March 31, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

7.  Investment in Unconsolidated Joint Venture

Inland-SAU Retail Fund, L.L.C. (SAU JV) was formed on May 13, 2005.  SAU JV is a strategic joint venture formed between us and Special Account-U, L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  Under the joint venture agreement, SAU will contribute 80% of the equity capital (up to $100,000) and we will contribute 20% of the equity capital (up to $25,000) required to acquire retail properties located east of the Mississippi that satisfy certain investment guidelines, as defined, unless waived by SAU JV. As of March 31, 2006, we had contributed approximately $19,700.  SAU and us may increase our equity capital commitments by an additional $25,000 and $6,250, respectively, in accordance with the terms of the joint venture agreement.  Funds contributed to SAU JV will be used primarily to acquire properties located in our target markets that satisfy certain parameters (unless waived by the parties), in addition to our current acquisition underwriting guidelines.  SAU JV owns 25 properties as of March 31, 2006.

Cash flow from the operations of the retail properties is to be distributed monthly to SAU and us according to our percentage interests, currently 80% and 20%, respectively. For the three months ended March 31, 2006, we received approximately $325 in distributions of cash flow from operations.

SAU JV’s profit and loss for each year is to be allocated to SAU and us in amounts necessary to cause our respective capital accounts to reflect the distribution of cash flow from a hypothetical liquidation of SAU JV’s assets and liabilities. Our portion of SAU JV’s net loss was $84 for the three months ended March 31, 2006 which is a component of other income in the accompanying Consolidated Financial Statements. However, in any year we are paid an incentive distribution, we will receive a special allocation in an amount equal to such incentive distribution.  Any special allocations to us will reduce profit or increase the loss to be allocated to SAU and us.

SAU JV intends to obtain non-recourse debt financing from our joint venture partner or other institutional lenders in an amount no greater than 65% of the total cost of each acquired property.  SAU JV anticipates that such debt financings will be interest only, having fixed or variable rates with scheduled maturities of five to seven years.  In order to expedite the acquisition of a retail property, either SAU or us may advance funds to SAU JV until debt financing is obtained.  Such advances will be evidenced by a note due on demand, bearing a market rate of interest and secured by the respective retail property. During the three months ended March 31, 2006, we funded approximately $55,851 of advances to SAU.  As of March 31, 2006, these advances had been repaid.

The acquisition fees we earned relative to the properties acquired by SAU JV are recorded in other income, net of the fees related to our 20% equity contribution to SAU JV, totaling approximately $238 for the three months ended March 31, 2006.  SAU JV plans to acquire additional properties using leverage consistent with its existing business plan to achieve its investment objectives.

In addition to the SAU JV agreement, we also entered into a contract with a financial advisor to provide capital raising services related to SAU JV.  We will pay them a fee equal to 2% of the capital contributed by SAU.  This fee is earned by the financial advisor pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the SAU JV partners sells its ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture.  Fees are payable one-half thirty days after each SAU capital contribution and one-half on the first anniversary of such contribution.  Such fees totaled approximately $357 for the three months ended March 31, 2006.  Fees of $932 and $981 remain unpaid as of March 31, 2006 and December 31, 2005, respectively.

Also as part of the SAU JV agreement, we will receive an annual asset management fee of 0.15% of the gross asset value for each property acquired, for as long as such property is owned by SAU JV.  We earned fees of approximately $83 for the three months ended March 31, 2006.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

We, through our property management companies, provide management and leasing services to SAU JV for a monthly property management and leasing fee of 4.5% of actual gross income on the properties, payable monthly, in arrears.  We earned fees of approximately $222 for the three months ended March 31, 2006.

8.  Recent Developments

During the three months ended March 31, 2006, we acquired two single user retail properties and one land parcel for future development totaling approximately 27,800 square feet and 12 acres, respectively, for an aggregate gross purchase price of $14,105.

During the three months ended March 31, 2006, we closed on two mortgages payable resulting in proceeds of $5,441.  These mortgages payable have fixed interest rates of 4.86%. We also paid off the $3,600 mortgage payable on Columbia Promenade in Kissimmee, Florida which matured on February 1, 2006.

During the three months ended March 31, 2006, SAU JV acquired four retail properties totaling approximately 354,700 square feet for an aggregate gross purchase price of approximately $59,600.  In association with these acquisitions, SAU JV closed on four mortgages payable resulting in proceeds of approximately $38,000.  These mortgages payable have fixed interest rates ranging from 5.31% to 5.79%.

On February 14, 2006, we received approximately five thousand shares of Sears Holding stock as an additional termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida; Bradenton, Florida; and Macon, Georgia.  We recorded termination fee income of approximately $628 for the three months ended March 31, 2006, which represents the value of the stock described above.  This termination fee income is included in rental income in our accompanying Consolidated Financial Statements.

On February 17, 2006, we formed Inland Retail TRS Corp. (TRS), a wholly owned taxable REIT subsidiary.  On March 31, 2006, TRS acquired a property in Lakeland, Florida, with a vacant building of approximately 80,000 square feet to be redeveloped, for a gross purchase price of $3,900.

On March 16, 2006, the Board of Directors unanimously adopted the Second Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc.  The amended bylaws contain substantial changes to the provisions in Article X (Indemnification) as well as ministerial corrections and changes to Articles III (Board of Directors), IV (Committees), and V (Officers).

On March 29, 2006, we entered into a lease termination agreement with a tenant relating to approximately 42,000 square feet of space at our property known as Bi-Lo Southern Pines, located in Southern Pines, North Carolina, in exchange for a lease termination payment of $3,325.  In connection with this lease termination, we recorded lease termination fee income of $3,274, which represents the termination payment described above, less the write-off of intangible assets associated with the tenant’s lease and is included in rental income in our accompanying Consolidated Financial Statements.  The lender, holding a mortgage note secured by this property, required this lease termination to be deposited into an interest bearing escrow account with the lender to fund future disbursements to be made in connection with the re-tenanting of the vacated space.

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

10.  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts calculated under the treasury method.  As of March 31, 2006 and December 31, 2005, options to purchase 14 shares of common stock at an exercise price of $9.05 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Pursuant to the 2004 business combination, 19,700 shares were held in escrow with 14,775 shares released on the first anniversary of the merger closing date and the balance, 4,925 shares, to be released on the 540th day after the merger closing date, subject to any pending claims of ours for indemnification under the merger agreement.  The shares held in escrow are included in the basic and diluted weighted average number of common shares.

As of March 31, 2006 and December 31, 2005, warrants to purchase 6,002 and 8,004 shares of common stock at a price of $12.00 per share were outstanding, respectively.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the average market price of common shares.  As of March 31, 2006, 47 warrants had been exercised and 2,549 warrants have expired.

The basic and diluted weighted average number of common shares outstanding was 259,468 and 252,910 for the three months ended March 31, 2006 and 2005, respectively.

11.  Commitments and Contingencies

We are at various stages (including planning) in the development and redevelopment of twelve projects.  Certain of our development projects are structured in conjunction with other developers.  When we engage in these projects, we concurrently enter into a co-development agreement with an unrelated developer to oversee the project, including supervision of the general contractor and leasing activities.  We only enter into these types of projects when at least one anchor tenant's lease is signed, at which time we acquire the land.  Under the co-development agreement, the developer is entitled to a base fee generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.

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

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $9,685 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

We periodically agree to fund construction costs related to the build-out of tenant spaces covered by earnout agreements at certain of our shopping centers.  Each note receivable related to such funding requires monthly interest payments with

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

the entire principal due at the earlier of maturity or at the time we make our earnout payment.  Interest received on these notes is applied as a reduction to our final cost of the rental space covered by an earnout agreement.

At March 31, 2006 and December 31, 2005, notes receivable totaled $1,254 and $448, respectively, and is included in developments in progress on our accompanying Consolidated Financial Statements.

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

On January 4, 2006, a citizens’ suit was brought against eighteen parties, including government officials, under the Resource Conservation and Recovery Act to clean up twelve sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (“Inland Southeast’), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (the “Property”), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect to soil contamination.  The complaint alleges, among other things, that contaminated groundwater has reached the Hackensack River and requests that Inland Southeast remove and dispose of the contamination in the soil and groundwater on the site, and requests attorneys fees and costs, and such other relief as the Court deems appropriate.  Defendant Honeywell International has filed cross-claims against the defendants including Inland Southeast.  Certain defendants, including Inland Southeast, have filed cross-claims against the other defendants.

We intend to vigorously defend this action, and believe we have meritorious defenses to contest the claims asserted by the plaintiffs.  Based upon available information, we are not able to determine the financial impact, if any, of such action, but we believe that the outcome will not have a material adverse effect on our consolidated financial position or results of operations.

12.  Subsequent Events

We paid distributions of $17,976 to our shareholders in April 2006.  We declared distributions of $18,028 to our shareholders in April 2006, to be paid in May 2006.

On April 1, 2006, approximately eight thousand shares were issued under the EAP.

On April 13, 2006, we repaid a mortgage payable totaling $4,750.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  On April 21, 2006, we funded an earnout on one tenant space for $3,458 at one of our existing properties and on May 2, 2006, we funded an additional earnout on one tenant space for $296 at another one of our existing properties.

On April 28, 2006, we repaid a mortgage payable totaling $8,753.

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

The following are highlights of our performance in 2006:

-

Our portfolio grew to 286 properties, two of which were acquired in 2006;

-

Our joint venture has acquired 25 properties, of which four were acquired in 2006;

-

Our same store sales, which we define as a year-to-year comparison of the net rental income produced by each of our properties continued to grow; and

-

Our development division successfully completed the redevelopment of one property and acquired land for one additional project.

Overall, the retail segment of the real estate industry continues to undergo a fundamental shift in consumer spending patterns.  Drug and discount retail sectors have remained relatively stable or experienced significant growth over the past few years because the majority of consumer purchases for general merchandise occur at discount stores or warehouse club/supercenters.  Industry giants such as Wal-Mart and Home Depot have been at the center of this growth.  Strength in this segment has come at a detriment to some older, established retailers, whose operating costs are relatively higher, and who do not offer bulk purchasing opportunities to consumers.  Certain grocery chains have been able to meet the challenge of the discount operators either through well established locations, superior product or customer service, or through catering to consumer needs for distinctive products.

Although interest rates have increased over the past several months, they are still relatively low from an historical perspective. Combined with a generally healthy economy, these favorable interest rates have helped to increase same store sales nationally, as well as within our portfolio.  For the first quarter of 2006 the rate of increase slowed from the fourth quarter of 2005 due in part to weather conditions and increasing fuel prices.

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

Going forward, we plan to grow and improve performance through portfolio acquisitions, additional acquisitions for our existing joint venture, the formation of new joint ventures, new development and redevelopment of existing properties. Our acquisition strategy may include the purchase of an existing portfolio of properties as well as individual acquisitions. We may also consider acquiring other businesses whose operations we feel will complement ours. In order to accomplish this growth we expect to have available cash through DRP proceeds, excess fund generated through operations (the difference between funds we produce from operating our properties, less debt payments, general and administrative expenses and distributions to our shareholders), lines of credit and other financial resources which we believe are available to us.

Hurricane Damage

Between August 25, 2005 and October 24, 2005, three hurricanes: Katrina, Rita and Wilma, hit the southeast and Gulf coast regions of the United States.  Our properties sustained minimal wind and water damage from Katrina and no damage from Rita.  Of the 39 properties, totaling approximately 3 million square feet, located in the path of hurricane Wilma, certain buildings incurred damage to landscaping, signage and their exteriors.  Total repair and clean–up costs are estimated to be approximately $1,400, of which $978 and $697 was paid as of March 31, 2006 and December 31, 2005, respectively.  These expenses are not reimbursable by insurance.

Occupancy

Physical occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  Our overall average physical and economic occupancy was approximately 95% as of March 31, 2006 and 2005.

Results of Operations

Comparison of Three Months Ended March 31, 2006 to March 31, 2005

The table below represents selected operating information for the total portfolio of 286 properties and for the same store portfolio consisting of 275 properties acquired or placed in service on or prior to January 1, 2005 and owned as of March 31, 2006.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2006 and March 31, 2005.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Revenues:
Rental income	$ 103,486	$ 99,049	$ 4,437	4.5	$ 102,292	$ 99,018	$ 3,274	3.3
Tenant recovery income	23,543	22,902	641	2.8	23,372	22,899	473	2.1
Other property income	525	268	257	95.9	397	268	129	48.1
Total revenues	127,554	122,219	5,335	4.4	126,061	122,185	3,876	3.2

Expenses:
Property operating expenses	16,168	16,007	161	1.0	15,282	15,589	(307)	(2.0)
Real estate taxes	14,799	13,408	1,391	10.4	14,665	13,405	1,260	9.4
Depreciation and amortization	35,958	35,715	243	0.7	35,200	35,596	(396)	(1.1)
General and
administrative expenses	2,272	2,280	(8)	(0.4)	-	-	-	-
Total expenses	69,197	67,410	1,787	2.7	65,147	64,590	557	0.9

Operating income	58,357	54,809	3,548	6.5	60,914	57,595	3,319	5.8

Other income	1,982	902	1,080	119.7	-	-	-	-
Interest expense	(30,763)	(29,112)	(1,651)	5.7	(30,408)	(29,029)	(1,379)	4.8

Net income available to
common shareholders	$ 29,576	$ 26,599	$ 2,977	11.2	$ 30,506	$ 28,566	$ 1,940	6.8

Rental income.  Rental income for the total portfolio increased $4,437 or 4.5% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase is primarily due to an increase in termination fee income of approximately $4,089. The increase is also due to a full quarter of rental income for the nine properties acquired during 2005 and a partial quarter of rental income for the two properties acquired during the three months ended March 31, 2006 resulting in additional rental income of approximately $1,170.  Rental income for 2006 was reduced by $470 of write offs of above market lease intangibles for tenants that terminated their lease prior to the stated expiration date.  Rental income for 2005 was increased by $452 of write offs of below market lease intangibles.

Rental income for the same store portfolio increased $3,274 or 3.3% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase is primarily due to termination fee income of approximately $4,089. Rental income for 2006 was reduced by $470 of write offs of above market lease intangibles and rental income for 2005 was increased by $452 of write offs of below market lease intangibles.

Tenant recovery income.  Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $641 or 2.8% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This increase is primarily due to an increase in real estate tax expense as described below.

Tenant recovery income for the same store portfolio increased $473 or 2.1% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.   This increase is primarily due to an increase in real estate tax expense as described below.

Real estate taxes.  Real estate taxes, the majority of which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $1,391 or 10.4% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.  Real estate taxes also increased $134 due to properties acquired during 2005 and 2006.

Real estate taxes for the same store portfolio increased $1,260 or 9.4% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.

Depreciation and amortization. Depreciation and amortization expense for the total portfolio increased $243 or 0.7 % for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This increase is due to a partial quarter of depreciation and amortization for the two properties acquired during the three months ended March 31, 2006 and a full quarter of depreciation and amortization for the nine properties and twelve earnouts acquired during 2005. This is partially offset by a decrease in the expenses incurred for early lease terminations primarily due to the write off of in-place lease intangibles, leasing fees and tenant improvements of approximately $180.

Depreciation and amortization expense for the same store portfolio decreased $396 or 1.1 % for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. This is primarily a result of a decrease in the expenses incurred for early lease terminations due to write offs of in-place lease intangibles, leasing fees and tenant improvements. The decrease is partially offset by an increase in depreciation due to a full three months of depreciation and amortization in 2006 for the eight earnouts acquired in 2005.

Other income. Other income increased $1,080 or 119.7% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Increases in our short term investments and the related interest rates resulted in additional interest earned on our short-term investments of $856. In addition, we earned approximately $460 of acquisition and management fees on properties owned by our unconsolidated joint venture. These increases are partially offset by a decrease in gain on sale of property of $220 in 2005.

Interest expense.  Interest expense for the total portfolio increased $1,651 or 5.7% for the three months ended March 31, 2006, as compared to the three months March 31, 2005.  This increase is primarily due to an increase in the weighted average interest rate on our variable rate mortgages payable resulting in an increase in interest expense of $1,428.  Interest expense also increased $542 due to interest on mortgages payable of $56,906 financed during 2005 and 2006, offset by a decrease of $289 due to lower interest rates on mortgages payable refinanced in 2005.

Interest expense for the same store portfolio increased $1,379 or 4.8% for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  This increase is primarily due to an increase in the weighted average interest rate on our variable rate mortgages payable resulting in an increase in interest expense of $1,428, offset by a decrease of $289 due to lower interest rates on mortgages payable refinanced in 2005.

Liquidity and Capital Resources

General

Since our formation in 1998, our principal cash demands have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness.  Prior to 2005, our cash needs for acquisitions had been funded by the sale of shares of common stock and cash raised through financing each property purchased.  Beginning in 2005, the majority of our purchases were made for SAU JV.  Properties bought for our portfolio were funded through available cash or our line of credit and permanent debt.  Operating cash needs, including payment of debt service, have been met through cash flow generated by our properties.  Because we are no longer offering stock for sale to the public other than through the DRP, our remaining source of investor capital is DRP proceeds.  During 2006 we may finance several properties that we have already acquired.  In addition, if we decide to place debt on new acquisitions, we can benefit from financing each new acquisition at approximately 50% to 60% of acquisition cost.  At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financings, we estimate we could purchase additional real estate of approximately $117,000 in 2006, although there can be no assurance in this regard.

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

Liquidity

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which none was outstanding at March 31, 2006.  The new maturity date is May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending March 31, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

Shareholder Liquidity

The DRP, subject to certain share ownership restrictions, allows shareholders to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Effective April 7, 2005, we increased the share acquisition price under the DRP to $10.25 per share for all transactions.  Prior to April 7, 2005, participants could acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be appropriately amended.  Effective February 7, 2006, we increased the share acquisition price under the DRP to $10.50 per share for all transactions.

The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.  For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at two percent of the weighted average of our outstanding shares as of December 31, 2005.  Effective March 15, 2005, we increased the share repurchase price under the SRP to $10.25 per share for all share repurchases.  Prior to March 15, 2005, shares were repurchased by us at prices ranging from $9.25 to $10.00, depending upon the length of shareholder ownership measured in years.  Effective February 7, 2006, we increased the share repurchase price under the SRP to $10.50 per share for all share repurchases.

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

The following table outlines the stock repurchases made during the three months ended March 31, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
January 1, 2006 - January 31, 2006	175	$10.25	175	4,927
February 1, 2006 - February 28, 2006	570	$10.50	570	4,357
March 1, 2006 - March 31, 2006	517	$10.50	517	3,840
Total	1,262		1,262

(1)

For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares of December 31, 2005.  The share limit for 2006 is 5,102.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on the weighted average shares outstanding.  Operating cash flow will increase to the extent additional properties are added to our portfolio.

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

Cash Flows from Operating Activities

Net cash generated from operating activities was $82,148 and $84,637 for the three months ended March 31, 2006 and 2005, respectively.  The $2,489 decrease in 2006 of net cash flow provided by operating activities continues to reflect the stable condition of our investment properties as evidenced by a $3,590 increase in 2006 adjusted net income offset by a $6,079 net change in assets and liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities were $35,274 and $20,566 for the three months ended March 31, 2006 and 2005, respectively.  The cash flows used in investing activities were primarily for the acquisition of two properties and one land parcel during the three months ended March 31, 2006 and one property, two land parcels and one earnout for the three months ended March 31, 2005.

Our investment in securities at March 31, 2006 and 2005 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities for the three months ended March 31, 2006 in the amount of $1,115 and decreased our margin account by $404.  We purchased investment securities for the three months ended March 31, 2005 in the amount of $484 and decreased our margin account by $80.

Our investment in an unconsolidated joint venture at March 31, 2006 consists of a 20% ownership of interest in Inland-SAU Retail Fund, L.L.C. (SAU JV).  SAU JV was formed on May 13, 2005.  As of March 31, 2006, we contributed approximately $19,700 and expect to contribute an additional $5,300 during 2006.

In 2006, we will incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid related to the projects in progress at March 31, 2006 are approximately $69,572.

Cash Flows from Financing Activities

Cash flows used in financing activities were $35,834 and $23,890 for the three months ended March 31, 2006 and 2005, respectively.  We generated proceeds from DRP, exercising of options and sale of shares, net of the repurchase of shares, of $17,331 and $22,000 for the three months ended March 31, 2006 and 2005, respectively.  We also generated $5,441 and $42,000 from the issuance of two and three new mortgages payable, which were secured by our properties, for the three months ended March 31, 2006 and 2005, respectively.  We also used $3,600 and $10,574 for the pay-down of one and two mortgages payable for the three months ended March 31, 2006 and 2005, respectively.  In 2005, we also paid $25,000 on our line of credit.  In addition we used cash to pay distributions to our shareholders of $53,984 and $51,556 for the three months ended March 31, 2006 and 2005, respectively.

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

We believe that we will have sufficient resources to acquire additional properties through our available cash, DRP proceeds, undistributed earnings and the ability to finance acquisitions as well as certain properties within our portfolio.

Off-Balance Sheet Arrangements

In May 2005, we entered into a joint venture arrangement with an unaffiliated third party and formed SAU JV.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contribute 80% of the equity, up to a total of approximately $125,000 in equity contributions.  As of March 31, 2006, we had contributed approximately $19,700 and expect to contribute the remaining $5,300 during 2006.  Under the agreement, we are also entitled to earn various fees for acquisition, asset management and property management.  As of March 31, 2006, SAU JV had acquired 25 properties for an aggregate purchase price of approximately $270,066 and had mortgages on these properties totaling approximately $174,048.  We account for our interest in SAU JV using the equity method of accounting.  See Note 7, Investment in Unconsolidated Joint Venture in our accompanying Consolidated Financial Statements for further discussion.

As of March 31, 2006, we are guaranteeing seven loans, totaling approximately $13,515, that are secured by our properties.  We also have two letters of credit, totaling approximately $3,200, as of March 31, 2006.

Other than described above, we have no off-balance sheet arrangements as of March 31, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended March 31,
	2006	2005
Net income	$29,576	$26,599
Depreciation and amortization
related to investment properties	36,289	35,605
Gain on sale of investment property	-	(220)

Funds from operations	$65,865	$61,984

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.21 per share distribution declared for each of the three months ended March 31, 2006 and 2005, represents 82% and 83%, respectively, of our FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly controls 17,036 shares, or 6.56%, of our common stock as of March 31, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our directors, at which time, Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed a director.  Mr. Parks continues to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions of which we incurred $984 and $1,005 during the three months ended March 31, 2006 and 2005, respectively.  Of these services $88 and $84 remain unpaid as of March 31, 2006 and December 31, 2005, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $107 and $108 for the three months ended March 31, 2006 and 2005, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $50 and $26 for the three months ended March 31, 2006 and 2005, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended March 31, 2006 and 2005, we incurred loan fees totaling $11 and $96, respectively.  None remain unpaid as of March 31, 2006 and December 31, 2005.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended March 31, 2006 and 2005, we incurred $1,642 and $1,655, respectively, for these services.  Of these services $162 and $330 remain unpaid as of March 31, 2006 and December 31, 2005, respectively.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 to this affiliate for the three months ended March 31, 2006.  None remain unpaid as of March 31, 2006 and December 31, 2005.

We currently own 100% of the property management companies.  All property management fee income and expense are eliminated upon consolidation for the three months ended March 31, 2006 and 2005 with the exception of fees earned on properties owned by SAU JV.

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

Critical Accounting Policies

General

The following disclosure pertains to accounting policies we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  The critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  Should the actual results differ from our judgment regarding any of these accounting policies, our financial condition or results of operations could be negatively or positively affected.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of March 31, 2006, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquire above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since June 30, 2001.  This allocation was applied to all operating properties purchased subsequent to June 30, 2001.  The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.  The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about uncertain inherent factors.

Goodwill.  We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141 Business Combinations, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005, and no subsequent circumstances have caused us to review goodwill as of March 31, 2006.

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

Valuation of Accounts and Rents Receivable.  We take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration are the amount outstanding, payment history, and the financial strength of each tenant, which taken as a whole determine the valuation.  There is no assurance that assumptions made by us will be met.  Should the actual collection results differ from our judgment, the estimated allowance could be negatively affected and would be adjusted appropriately.  We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,504 as of March 31, 2006) for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($643 as of March 31, 2006).  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

As of March 31, 2006, certain tenants in our centers had filed bankruptcy petitions which were either pending rejection or affirmation, or which had been rejected and resulted in vacant, unleased space.  Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating which spaces can be re-leased quickly at favorable rent rates.  In those cases, we may allow a tenant to vacate its space prior to rejection or expiration of its lease.  Annual rental income related to bankrupt or restructured tenants, occupying in excess of ten thousand square feet whose space has not been re-leased, represents approximately 1.8% of the total portfolio.

Subsequent Events

We paid distributions of $17,976 to our shareholders in April 2006.  We declared distributions of $18,028 to our shareholders in April 2006, to be paid in May 2006.

On April 1, 2006, approximately eight thousand shares were issued under the EAP.

On April 13, 2006, we repaid a mortgage payable totaling $4,750.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  On April 21, 2006, we funded an earnout on one tenant space for $3,458 at one of our existing properties and on May 2, 2006, we funded an additional earnout on one tenant space for $296 at another one of our existing properties.

On April 28, 2006, we repaid a mortgage payable totaling $8,753.

Impact of Recent Accounting Principles

On December 16, 2004, the FASB issued SFAS No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005.  FAS 153 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle as well as changes required by new accounting pronouncements that do not have specific transaction provisions.  The statement does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 did not have a material effect on our consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments.  SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement also allows a financial reporting preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of FAS 155 is not expected to have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), Accounting for Servicing of Financial Assets.  SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in a variety of situations.  It also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial statements.

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

The principal balance of $239,209 or 10.4% of our mortgages payable at March 31, 2006 have variable interest rates averaging 6.11%.  Each increase in the annual variable interest rate of 0.25% would increase our interest expense by approximately $600 per year.

The remaining principal balance of $2,068,602 or 89.6% of our mortgages payable at March 31, 2006 have fixed interest rates with a weighted average rate of 5.12%.

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

We paid off or refinanced all of the debt that matured during the three months ended March 31, 2006 and 2005.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  As part of our financing strategy, we prepare packages that are forwarded to prospective lenders.  Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us.  We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing.  Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders.  We expect to obtain new long-term financing or use cash or our line of credit to pay off all debt that matures in 2006 in order to achieve our objectives although there can be no assurances in that regard.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of March 31 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control.  There were no changes to our internal controls over financial reporting during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HACKENSACK RIVERKEEPER, INC., ET AL., V HONEYWELL INTERNATIONAL, INC., ET AL., filed on January 4, 2006 in the United Stated District Court for the District of New Jersey, is a citizens suit brought against eighteen parties, including government officials, under the Resource Conservation and Recovery Act to clean up twelve sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (“Inland Southeast’), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (the “Property”), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect to soil contamination.  The complaint alleges, among other things, that contaminated groundwater has reached the Hackensack River and requests that Inland Southeast remove and dispose of the contamination in the soil and groundwater on the site, and requests attorneys fees and costs, and such other relief as the Court deems appropriate.  Defendant Honeywell International has filed cross-claims against the defendants, including Inland Southeast.  Certain defendants, including Inland Southeast, have filed cross-claims against the other defendants.

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

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings which can withstand an economic downturn.  We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure.  As of March 31, 2006, the largest tenant in the portfolio, Publix Super Markets, comprised approximately 6.4% of the gross leasable area (GLA) and whose annual aggregate base rental income is approximately 5.0% of our portfolio. No other tenant comprises more than 5.0% of our portfolio, measured by either GLA or aggregate rental income.

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

The combination of weather related rebuilding in the southeast and construction activity attributable to rapid population growth have caused some shortages in building materials and labor. These factors have also resulted in increased time frames for delivery of completed projects. Recently we have experienced cost increases in construction of approximately 15% over years prior to 2005. For the development projects we are currently involved in, these increased construction costs are offset by increases in the rents we are receiving from tenants. We plan to carefully monitor these costs going forward. If we are not able to achieve rents at levels high enough to justify starting a development, we may choose to postpone it. In that instance we will sustain added holding costs related to unimproved land.

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

3.3

Second Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc. dated March 16, 2006 (Included as Exhibit 99.2 to Form 8-K filed on March 21, 2006 [File No. 000-30413] and incorporated herein by reference.)

3.4

Form of Indemnification Agreement for the Company dated March 16, 2006 (Included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2006 [File No. 000-30413] and incorporated herein by reference.)

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

10.50

Second Amended and Restated Credit Agreement Dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders.

10.51

Amended and Restated Share Repurchase Program of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to Form 8-K filed on January 18, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.52

Amended and Restated Distribution Reinvestment Program of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.2 to Form 8-K filed on January 18, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.53

Letter Agreement dated March 24, 2006 extending the Second Amended and Restated Credit Agreement Dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders through May 6, 2007.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Director (Principal Executive Officer)
Date:	May 3, 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 3, 2006