Form 10-Q
period 2006-06-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2006-07-31
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]      No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [    ] Accelerated filer    [   ] Non-accelerated filer    [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]  No [ X ]

As of July 28, 2006, there were 262,358,251 shares of common stock outstanding.

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

36

Item 4.

Controls and Procedures

37

                                                             Part II - Other Information

Item 1.

Legal Proceedings

37

Item 1(A).

Risk Factors

38

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

40

Item 6.

Exhibits

41

SIGNATURES

43

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

•

Risks of acquiring real estate, including continued competition for new properties and the downward trend on capitalization rates;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2006.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006 and as amended on April 28, 2006.

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

 (In thousands)

Assets

	June 30,
	2006	December 31,
	(Unaudited)	2005
Investment properties:
Land	$1,060,867	$1,056,976
Building and other improvements	3,066,506	3,040,811
Developments in progress	25,234	20,972
	4,152,607	4,118,759
Less accumulated depreciation	(409,750)	(348,812)
Net investment properties	3,742,857	3,769,947

Investment in unconsolidated joint venture	21,987	16,498
Cash and cash equivalents	84,772	91,426
Restricted escrows	30,465	23,690
Restricted cash	3,732	5,327
Investment in securities	18,985	17,910
Accounts and rents receivable (net of allowance
of $6,898 and $5,722, respectively)	67,753	66,775
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $455 and $302, respectively)	1,488	1,664
Acquired in-place lease intangibles (net of accumulated
amortization of $50,728 and $42,366, respectively)	147,014	155,730
Acquired above market lease intangibles (net of accumulated
amortization of $20,267 and $17,489, respectively)	39,852	43,511
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $12,194 and $12,068, respectively)	15,040	15,782
Other assets	8,291	7,071

Total assets	$4,234,993	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(Continued)

June 30, 2006 and December 31, 2005

 (In thousands)

Liabilities and Shareholders' Equity

June 30,
2006	December 31,
(Unaudited)	2005

Liabilities
Accounts payable	$3,880	$6,036
Development costs payable	2,910	2,900
Accrued interest payable	6,870	6,735
Real estate taxes payable	24,558	6,476
Distributions payable	18,116	18,007
Security deposits	17,111	17,005
Mortgages payable	2,283,225	2,315,833
Prepaid rental and recovery income	11,650	13,228
Acquired below market lease intangibles (net of accumulated
amortization of $19,364 and $16,871, respectively)	29,735	32,442
Restricted cash liability	3,732	5,327
Other liabilities	8,013	5,844
Total liabilities	2,409,800	2,429,833

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000 shares authorized,
261,739 and 258,224 issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	2,617	2,582
Additional paid-in capital	2,386,858	2,350,225
Accumulated distributions in excess of net income	(569,646)	(520,153)
Accumulated other comprehensive income	5,364	5,601
Total shareholders' equity	1,825,193	1,838,255

Total liabilities and shareholders' equity	$4,234,993	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$103,807	$98,281	$207,293	$197,330
Tenant recovery income	24,240	21,468	47,783	44,370
Other property income	637	329	1,162	597

Total revenues	128,684	120,078	256,238	242,297

Expenses:
Property operating expenses	17,320	15,650	33,488	31,657
Real estate taxes	14,656	13,339	29,455	26,747
Depreciation and amortization	36,050	35,981	72,008	71,696
General and administrative expenses	2,815	2,101	5,087	4,381

Total expenses	70,841	67,071	140,038	134,481

Operating income	57,843	53,007	116,200	107,816

Other income	1,804	1,277	3,786	2,179
Interest expense	(30,537)	(29,332)	(61,300)	(58,444)

Net income available to common shareholders	29,110	24,952	58,686	51,551

Other comprehensive income:
Unrealized (loss)/gain on investment
securities net of amounts realized	(394)	452	(237)	1,082

Comprehensive income	$28,716	$25,404	$58,449	$52,633

Net income available to common shareholders per
weighted average common share - basic and diluted	$0.11	$0.10	$0.23	$0.20

Weighted average number of common shares
outstanding - basic and diluted	261,127	254,161	260,297	253,539

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2006

(Unaudited)

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2005	258,224	$2,582	$2,350,225	$(520,153)	$5,601	$1,838,255

Net income	-	-	-	58,686	-	58,686

Unrealized loss on investment securities	-	-	-	-	(237)	(237)

Distributions declared	-	-	-	(108,179)	-	(108,179)

Proceeds from Distribution Reinvestment
Program (DRP)	5,746	57	60,029	-	-	60,086

Purchase of stock through Employee Stock
Purchase Plan (ESPP), issuance of stock
through Equity Award Plan (EAP) and
exercise of stock options and warrants	60	1	592	-	-	593

Share Repurchase Program (SRP)	(2,291)	(23)	(23,988)	-	-	(24,011)

Balance at June 30, 2006	261,739	$2,617	$2,386,858	$(569,646)	$5,364	$1,825,193

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$58,686	$51,551
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,008	71,696
Amortization of deferred financing costs	1,682	1,687
Amortization of premium on debt assumed	(683)	(699)
Gain on sale of investment property	-	(220)
Gain on sale of investment securities	(50)	(26)
Stock received as lease termination fee	(628)	-
Distributions from unconsolidated joint venture	555	-
Equity in loss from unconsolidated joint venture	192	-
Straight line rental income, net	(3,319)	(5,240)
Amortization of above and below market lease intangibles	284	358
Write-off of intangible assets due to early lease termination	139	-
Changes in assets and liabilities:
Accounts and rents receivable, net	2,341	8,681
Other assets	(1,158)	1,380
Accounts payable	(2,038)	(2,939)
Accrued interest payable	135	402
Real estate taxes payable	18,082	17,166
Security deposits	106	211
Prepaid rental and recovery income	(1,578)	954
Other liabilities	2,213	2,239
Net cash provided by operating activities	$146,969	$147,201

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(6,417)	$(24)
Restricted escrows	(6,775)	(1,047)
Purchase of investment securities, net of decrease in margin
account of $44 and $1,398, respectively	(2,602)	(2,060)
Proceeds from sale of investment securities	1,924	1,281
Purchase of investment properties and development activities, net	(35,549)	(109,957)
Proceeds from sale of investment properties	-	1,008
Advances to unconsolidated joint venture	(74,873)	-
Collection of advances to unconsolidated joint venture	74,873	-
Undistributed earnings due to minority joint venture partner	-	9
Payments received under master lease agreements	549	2,345
Payment of leasing fees	(1,214)	(860)
Net cash used in investing activities	$(50,084)	$(109,305)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Proceeds from DRP	$60,086	$55,055
Purchase of shares through ESPP and
exercise of stock options and warrants	593	23
Payment of SRP	(24,011)	(23,257)
Proceeds from issuance of debt	5,441	47,060
Principal payments of debt-balloon	(35,753)	(10,574)
Principal payments of debt-amortization	(1,613)	(1,465)
Payoff of unsecured line of credit	-	(25,000)
Payment of loan fees and deposits	(212)	(1,401)
Distributions paid	(108,070)	(104,657)
Net cash used in financing activities	$(103,539)	$(64,216)

Net decrease in cash and cash equivalents	(6,654)	(26,320)
Cash and cash equivalents, at beginning of period	91,426	99,540
Cash and cash equivalents, at end of period	$84,772	$73,220

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$61,435	$56,356
Capitalized interest	273	236
Distributions payable	18,116	17,368
Investment properties additions resulting from increase
in change in development costs payable	10	3,096
Investment property addition resulting from forgiveness
of notes receivable	448	-

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

1.  Organization and Basis of Accounting

Inland Retail Real Estate Trust, Inc. (IRRETI) was formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers.  We initially focused on acquiring properties in the southeastern states, primarily Florida, Georgia, North Carolina and South Carolina.  We have also acquired properties in 21 other states including single-user retail properties in locations throughout the United States.

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

Investment in securities at June 30, 2006 consist primarily of stock investments in various REITs and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and would be reflected as a realized loss.  As of June 30, 2006, no investment in securities were considered impaired.  Additionally, we have purchased securities through a margin account.  As of June 30, 2006 and December 31, 2005, we have recorded a payable of $3,677 and $3,720, respectively, for securities purchased on margin which are included as a component of other liabilities in our accompanying Consolidated Financial Statements.  During the three months ended June 30, 2006 and 2005, we realized net gains of $57 and $20, respectively, on the sale of investment securities.  During the six months ended June 30, 2006 and 2005, we realized net gains of $50 and $26, respectively, on the sale of investment securities.  Of the investment securities held on June 30, 2006 and December 31, 2005, we have accumulated other comprehensive income of $5,364 and $5,601, respectively.  We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

We capitalize costs incurred during the development period, including construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in developments in progress are reclassified to land and building and other improvements.  Development costs payable of $2,910 and $2,900 at June 30, 2006 and December 31, 2005, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  In our judgment no provision for asset impairment was considered necessary for the six months ended June 30, 2006 and 2005.

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

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements and other intangibles including acquired above and below market leases, in-place lease and any assumed financing that is determined to be above or below market terms.  For the six months ended June 30, 2006, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $1,211, none and none, respectively.

Amortization pertaining to the above market lease costs was applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the three months ended June 30, 2006 and 2005 was $1,557 and $1,932, respectively.  Amortization pertaining to the above market lease costs for the six months ended June 30, 2006 and 2005 was $3,620 and $3,597, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the three months ended June 30, 2006 and 2005 was $1,304 and $1,556, respectively.  Amortization pertaining to the below market lease costs for the six months ended June 30, 2006 and 2005 was $2,650 and $3,595, respectively.  We incurred amortization, included as a component of depreciation and amortization expense, pertaining to acquired in-place lease intangibles of $4,877 and $5,572 for the three months ended June 30, 2006 and 2005, respectively.  We incurred amortization expense pertaining to acquired in-place lease intangibles of $9,796 and $11,015 for the six months ended June 30, 2006 and 2005, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write-offs of above market lease intangibles of $16 and $109 were recorded as a reduction to rental income for the three months ended June 30, 2006 and 2005, respectively.
Write-offs of above market lease intangibles of $486 and $109 were recorded as a reduction to rental income for the six months ended June 30, 2006 and 2005, respectively.  Write-offs of below market lease intangibles of $57 and $37 were recorded as an increase to rental income for the three months ended June 30, 2006 and 2005, respectively.  Write-offs of below market lease intangibles of $65 and $489 were recorded as an increase to rental income for the six months ended June 30, 2006 and 2005, respectively.  In addition, we incurred write-offs pertaining to acquired in-place lease intangibles of $414 and $726 for the three months ended June 30, 2006 and 2005, respectively.  We incurred write-offs pertaining to acquired in-place lease intangibles of $804 and $1,332 for the six months ended June 30, 2006 and 2005, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005 and no subsequent circumstances have caused us to review goodwill for possible impairment as of June 30, 2006.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($6,288 and $4,998 as of June 30, 2006 and December 31, 2005, respectively) for estimated losses resulting from the inability of tenants to make required payments under their lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($610 and $724 as of June 30, 2006 and December 31, 2005, respectively).  The straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114 (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered.  All cash receipts recognized thereafter are recorded as interest income.  As of June 30, 2006 and December 31, 2005, there were none and $448 in notes receivables, respectively, which were included in developments in progress on our accompanying Consolidated Financial Statements.  Based on our judgment, no notes receivable were impaired as December 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation as amended.  SFAS 123R replaces SFAS No. 123, as amended by SFAS No. 148, which we adopted on January 1, 2003.  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective as of the first annual reporting period that begins after June 15, 2005.  SFAS 123R did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective no later than the end of fiscal years ending after December 31, 2005.  FIN 47 did not have a material effect on our consolidated financial statements.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

2.  Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, all wholly owned subsidiaries and consolidated joint venture investments and the accounts of Inland Retail Real Estate Limited Partnership (IRRELP), our operating partnership.  Wholly owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships or other entities for which separate financial records are maintained.  The effects of all significant inter-company transactions have been eliminated.

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

On February 17, 2006, Inland Retail TRS Corp. (TRS), a wholly owned taxable REIT subsidiary, was formed for the purpose of acquiring land and property for development/redevelopment and subsequent sale to third parties.  It was also formed for other business ventures and activities that fall outside of our normal core business of acquiring and managing a diversified portfolio of real estate.  Taxable REIT subsidiaries are fully taxable corporations that are owned by a REIT and can engage in activities that would otherwise jeopardize REIT status or subject the REIT to tax if conducted directly by the REIT.

3. Related Party Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of The Inland Real Estate Group of Companies.  As a shareholder of ours, Mr. Goodwin directly or indirectly controls 17,375 shares, or 6.64%, of our common stock as of June 30, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other of The Inland Real Estate Group of Companies executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005, Robert D. Parks, who is a shareholder of ours, was Chairman of our Board of Directors.  We have a non-compensatory consulting agreement with Mr. Parks to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and is also a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as the Chairman of our Board of Directors, at which time Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed as a director to fill the vacancy.  Mr. Parks continues to serve on the MDC.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Human Resource Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the three months ended June 30, 2006 and 2005, we incurred $839 and $363, respectively, for all the services above.  During the six months ended June 30, 2006 and 2005, we incurred $1,823 and $1,368, respectively, for all the services above.  Of these services $62 and $84 remain unpaid as of June 30, 2006 and December 31, 2005, respectively.

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

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure from April 1, 2004 to April 1, 2006, required monthly payments of one hundred seventy-five dollars per loan serviced.  Effective April 1, 2006, the fee structure was amended to require monthly payments of one hundred-fifty dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $95 and $109 for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $202 and $217 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.  Prior to May 1, 2006, the agreement required us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Effective May 1, 2006, the fee was amended allowing annual

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

fees (paid monthly) totaling 1.0% of the first $10,000 of assets, 0.90% of assets from $10,000 to $25,000, 0.80% of assets from $25,000 to $50,000 and 0.75% of the remaining balance.  Such fees are included in general and administrative expenses and totaled $44 and $26 for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $94 and $52 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended June 30, 2006 and 2005, we incurred loan fees totaling none and $15, respectively.  During the six months ended June 30, 2006 and 2005, we incurred loan fees totaling $11 and $111, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Metropolitan Construction Services (Metro) provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended June 30, 2006 and 2005, we incurred $2,210 and $1,558, respectively, for these services.  During the six months ended June 30, 2006 and 2005, we incurred $3,852 and $3,213, respectively, for these services.  Of these services $88 and $330 remain unpaid as of June 30, 2006 and December 31, 2005, respectively.  We believe a substantial portion of the amount incurred by Metro is used to honor their obligations to subcontractors.

In May 2005, an affiliate of The Inland Real Estate Group of Companies purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 and $50 to this affiliate for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $150 and $50 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

4.  Stock Plans and Soliciting Dealer Warrants

Our Independent Director Stock Option Plan, subject to certain conditions, provides for the grant of options to acquire initial shares to each independent director following their appointment and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options are exercisable at $9.05 per share.  The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders.  As of June 30, 2006 and December 31, 2005, 8 options had been exercised.  As of June 30, 2006 and December 31, 2005, options to acquire 14 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, had the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant will be entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of June 30, 2006 and December 31, 2005, 8,551 warrants had been issued, of which 2,507 warrants had expired as of June 30, 2006 and 547 warrants had expired as of December 31, 2005.  As of June 30, 2006, 43 warrants had also been exercised.

On August 23, 2005, our shareholders approved an Equity Award Plan (EAP) and an Employee Stock Purchase Plan (ESPP).  The EAP will allow certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP is to provide an incentive to certain employees so that we can retain executive level talent.  The EAP will be available only to employees of ours.  We have reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  Our Board of Directors may amend this plan at any time.  On April 1, 2006, approximately 8 unvested restricted shares and approximately 8 unvested options were issued under the EAP.  The unvested restricted shares and unvested options will vest 20% per year beginning on March 31, 2007.  We granted 25 stock options to acquire 25 shares of stock to an executive employee at an exercise price of $10.75 per share with a term of ten years.  The executive employee resigned on June 12, 2006 and these options will vest in June 2008 if certain conditions are met under the terms of a separation agreement.  Under the separation agreement, this former executive employee was also issued

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

twelve-hundred five shares under the EAP.  As of June 30, 2006, unvested restricted shares and options to acquire an aggregate of approximately 41 shares remained outstanding.

The ESPP will allow our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP is to provide our employees with an opportunity to have a stake in the success of our company.  The ESPP will be available only to employees of ours.  We have reserved 200 shares of common stock under the ESPP with these shares available through June 30, 2007.  The ESPP became available to our employees on January 1, 2006.  The purchase price of the shares will be at 85% of fair market value and be limited to 5 shares or $25 per employee per calendar year.  We will incur, as an expense, the 15% discount.  Our Board of Directors may amend this plan at any time.  As of June 30, 2006, approximately 8 shares were issued to our employees through the ESPP, at a total purchase price of approximately $78.  For the three and six months ended June 30, 2006, we incurred $5 and $14 of expense, respectively.

Stock options granted and the awards and stocks issued under the EAP and ESPP are accounted for in accordance with SFAS 123R and did not have a material effect upon our accompanying Consolidated Financial Statements.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $22,926 and $22,377 as of June 30, 2006 and December 31, 2005, respectively.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $1,531 and $2,676 for the three months ended June 30, 2006 and 2005, respectively, and $3,207 and $5,399 for the six months ended June 30, 2006 and 2005, respectively.  The related accounts and rents receivable, net of allowance, as of June 30, 2006 and December 31, 2005 were $35,501 and $32,528, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

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

For the six months ended June 30, 2006, we closed on mortgage debt with a principal amount of $5,441, and repaid mortgage debt of $37,366, including mortgage amortization.  The weighted average cost of funds as of June 30, 2006 was approximately 5.24%.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table shows the debt maturing during the next five years and thereafter.

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:*
Fixed rate debt	$8,125	$92,162	$209,449	$347,273	$985,141	$393,497	$2,035,647
Variable rate debt	29,337	173,897	31,575	4,400	-	-	239,209
	$37,462	$266,059	$241,024	$351,673	$985,141	$393,497	$2,274,856

Weighted average interest rate on maturing debt:
Fixed rate debt	5.47%	5.69%	5.27%	5.11%	4.74%	5.71%
Variable rate debt	6.81%	6.46%	6.89%	6.96%	N/A	N/A

*						The debt maturity table does not include any premiums associated with debt assumed at acquisition of which $8,369, net of accumulated amortization, is outstanding as of June 30, 2006.

The principal balance of $239,209, or 10.52%, of our mortgages payable at June 30, 2006 have a weighted average variable interest rate of 6.57%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

We paid off or refinanced all of the debt that matured during the six months ended June 30, 2006 and 2005.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  We intend to pay off or refinance all debt that matures in 2006.

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which no funds were outstanding at June 30, 2006.  The new maturity date is May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending June 30, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

7.  Investment in Unconsolidated Joint Venture

Inland-SAU Retail Fund, L.L.C. (SAU JV) was formed on May 13, 2005.  SAU JV is a strategic joint venture formed between us and Special Account-U, L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  On July 19, 2006, an amendment to the original agreement was signed.  Under the original joint venture agreement, SAU was to contribute 80% of the equity capital (up to $100,000) and we would contribute 20% of the equity capital (up to $25,000).  Under the amended agreement, SAU increased their commitment by an additional $50,000, for an aggregate of $150,000 and we increased our commitment by an additional $12,500, for an aggregate of $37,500.  As of June 30, 2006 and December 31, 2005, we had contributed approximately $20,944 and $15,300, respectively.  Funds contributed to SAU JV will be used primarily to acquire properties located east of the Mississippi that satisfy certain investment guidelines (unless waived by the parties), in addition to our current acquisition underwriting guidelines.  SAU JV owned 26 properties as of June 30, 2006.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Cash flow from the operations of the retail properties is to be distributed monthly to SAU and us according to our percentage interests, currently 80% and 20%, respectively. For the three and six months ended June 30, 2006, we received approximately $230 and $555, respectively, in distributions of cash flow from operations.

SAU JV’s profit and loss for each year is to be allocated to SAU and us in amounts necessary to cause our respective capital accounts to reflect the distribution of cash flow from a hypothetical liquidation of SAU JV’s assets and liabilities. Our portion of SAU JV’s net loss was $108 and $192 for the three and six months ended June 30, 2006, respectively, which is recorded as a component of other income in the accompanying Consolidated Financial Statements. However, in any year we are paid an incentive distribution, we will receive a special allocation in an amount equal to such incentive distribution.  Any special allocations to us will reduce profit or increase the loss to be allocated to SAU and us.

SAU JV intends to obtain non-recourse debt financing from our joint venture partner or other institutional lenders in an amount no greater than 65% of the total cost of each acquired property.  SAU JV anticipates that such debt financings will be interest only, having fixed or variable rates with scheduled maturities of five to seven years.  In order to expedite the acquisition of a retail property, either SAU or us may advance funds to SAU JV until debt financing is obtained.  Such advances will be evidenced by a note due on demand, bearing a market rate of interest and secured by the respective retail property. During the six months ended June 30, 2006, we funded approximately $74,873 of advances to SAU.  None remain unpaid as of June 30, 2006 and December 31, 2005.

The acquisition fees we earned relative to the properties acquired by SAU JV are recorded as a component of other income in the accompanying Consolidated Financial Statements, net of the fees related to our 20% equity contribution to SAU JV, totaling approximately $80 and $318 for the three and six months ended June 30, 2006, respectively.  SAU JV plans to acquire additional properties using leverage consistent with its existing business plan to achieve its investment objectives.

In addition to the SAU JV agreement, we also entered into a contract with a financial advisor to provide capital raising services related to SAU JV.  We will pay them a fee equal to 2% of the capital contributed by SAU.  This fee is earned by the financial advisor pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the SAU JV partners sells its ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture.  One-half of the fees are payable thirty days after each SAU capital contribution and the other one-half are payable on the first anniversary of such contribution.  Such fees totaled approximately $96 and $453 for the three and six months ended June 30, 2006, respectively.  Fees of $802 and $981 remain unpaid as of June 30, 2006 and December 31, 2005, respectively.

Also as part of the SAU JV agreement, we will receive an annual asset management fee of 0.15% of the gross asset value for each property acquired, for as long as such property is owned by SAU JV.  We earned asset management fees of approximately $109 and $192 for the three and six months ended June 30, 2006, respectively, which are recorded as a component of other income in the accompanying Consolidated Financial Statements.

We, through our property management companies, provide management and leasing services to SAU JV for a monthly property management and leasing fee of 4.5% of actual gross income on the properties, payable monthly, in arrears.  We earned property management fees of approximately $292 and $514 for the three and six months ended June 30, 2006, respectively, which are recorded as a component of other income in our accompanying Consolidated Financial Statements.

8.  Recent Developments

During the six months ended June 30, 2006, we acquired two single user retail properties and one land parcel for future development totaling approximately 27,800 square feet and 12 acres, respectively, for an aggregate gross purchase price of $14,105.  We also funded three earnouts for an aggregate gross purchase price of $4,009, placed one 10,000 square foot development property into service and completed the construction on an outlot at one of our existing properties.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the six months ended June 30, 2006, we closed on two mortgages payable resulting in proceeds of $5,441.  These mortgages payable have fixed interest rates of 4.86%.  We also paid off seven mortgages payable, with an average interest rate of 7.08%, totaling $35,753 that matured during the six months ended June 30, 2006.

During the six months ended June 30, 2006, SAU JV acquired five retail properties totaling approximately 437,900 square feet for an aggregate gross purchase price of approximately $79,400.  In association with these acquisitions, SAU JV closed on five mortgages payable for approximately $52,200.  These mortgages payable have fixed interest rates ranging from 5.31% to 5.97%.

On February 14, 2006, we received approximately five thousand shares of Sears Holding stock as an additional termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida; Bradenton, Florida; and Macon, Georgia.  In connection with the lease termination, we recorded lease termination fee income of approximately $628, which represents the value of the stock described above.  This termination fee income is recorded as a component of rental income in our accompanying Consolidated Financial Statements.

On February 17, 2006, we formed Inland Retail TRS Corp. (TRS), a wholly owned taxable REIT subsidiary.  On March 31, 2006, TRS acquired a property in Lakeland, Florida, with a vacant building of approximately 80,000 square feet to be redeveloped, for a gross purchase price of $3,900.

On March 16, 2006, the Board of Directors adopted the Second Amended and Restated Bylaws of Inland Retail Real Estate Trust, Inc.  The amended bylaws contain substantial changes to the provisions in Article X (Indemnification) as well as ministerial corrections and changes to Articles III (Board of Directors), IV (Committees), and V (Officers).

On March 29, 2006, we entered into a lease termination agreement with a tenant relating to an approximately 42,000 square foot space at our property, located in Southern Pines, North Carolina, in exchange for a lease termination payment of $3,325.  In connection with this lease termination, we recorded lease termination fee income of $3,274, which represents the termination payment described above, less the write-off of intangible assets associated with the tenant’s lease and is recorded as a component of rental income in our accompanying Consolidated Financial Statements.  The lender, holding a mortgage note secured by this property, required this lease termination to be deposited into an interest bearing escrow account with the lender to fund future disbursements to be made in connection with the re-tenanting of the vacated space.

On April 17, 2006, we received $4,040 as settlement of our bankruptcy claims related to Footstar, a former tenant who had leased an aggregate of 85,900 square feet at five of our retail centers.  The bankruptcy settlement was recorded as a termination fee and is recorded as a component of rental income in our accompanying Consolidated Financial Statements.

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

We assess and measure operating results on an individual property basis for each of our properties based on net property operations.  Because all of our properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

10.  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS is computed by dividing net income by the common

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

shares plus shares issuable upon exercise of existing options or other contracts calculated under the treasury method.  As of June 30, 2006 and December 31, 2005, unvested restricted shares and options to acquire an aggregate of 55 and 14 shares of common stock, respectively, were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Pursuant to the 2004 business combination, 19,700 shares were held in escrow with 14,775 shares released on the first anniversary of the merger closing date and the balance, 4,925 shares, released on June 22, 2006.

As of June 30, 2006 and December 31, 2005, warrants to purchase 6,001 and 8,004 shares of common stock at a price of $12.00 per share were outstanding, respectively.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the fair market value of common shares.  As of June 30, 2006, 43 warrants had been exercised and 2,507 warrants have expired.

The basic and diluted weighted average number of common shares outstanding were 260,297 and 253,539 for the six months ended June 30, 2006 and 2005, respectively.  The basic and diluted weighted average number of common shares outstanding were 261,127 and 254,161 for the three months ended June 30, 2006 and 2005, respectively.

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

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $9,065 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

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

At June 30, 2006 and December 31, 2005, notes receivable totaled none and $448, respectively, and was included in developments in progress on our accompanying Consolidated Financial Statements.  On February 20, 2006, we reached an agreement with the developer of one of our properties to forgive a $448 note receivable which matured on December 31, 2005.  We funded the $448 as part of a construction loan with the developer who built a 12,000 square foot retail space but was unable to secure a tenant for the space as required under the terms of an earnout agreement.  We determined that it was advantageous for us to receive a deed to the retail space and forgive the note because, in our judgment, it would have cost significantly more than $448 if we were to construct the property ourselves.  The developer also agreed to pay interest on the loan owed through the date of the agreement.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

Inland Southeast is vigorously defending this action.  The lawsuit is currently at the pre-trial motion and preliminary discovery stages.  Based upon available information, we are not able to determine the financial impact, if any, of such action, but we believe that the outcome will not have a material adverse effect on our consolidated financial position or results of operations.

12.  Subsequent Events

We paid distributions of $18,116 to our shareholders in July 2006.  We declared distributions of approximately $18,100 to our shareholders in July 2006, to be paid in August 2006.

Effective July 7, 2006, the share acquisition price under the DRP increased from $10.50 to $11.00.

On July 13, 2006, TRS entered into a Joint Development Agreement with Paradise Development Group, Inc. (“Paradise”), an experienced real estate developer based in Florida from whom we had previously bought seven properties. Under the terms of the agreement, we have the right to contribute up to $15,000 in equity to one or more development projects presented to us by Paradise.

On July 19, 2006, SAU and us amended our joint venture agreement in the SAU JV, increasing the equity contribution commitments by $50,000 and $12,500, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment and management of neighborhood and community shopping centers.  Our properties are located in 25 states, with significant concentrations in Georgia, Florida and North Carolina.  These properties are primarily in the eastern half of the country, with some triple-net properties west of the Mississippi River.  Our properties include anchor, credit and local tenants who provide basic household needs such as groceries, prescription drugs and related items and discount goods used by consumers for every day needs.  We actively manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.   We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

The following are highlights of our performance in 2006:

-

Our portfolio grew from 284 operating properties at December 31, 2005 to 287 operating properties at June 30, 2006;

-

Our joint venture has acquired 26 properties, of which five were acquired in 2006;

-

Our same store operations, which we define as a year-to-year comparison of the net operating income produced by our same store portfolio, continued to grow;

-

We successfully completed the development of one new property and the redevelopment of one property in our portfolio; and

-

Our development division started construction of one project, while acquiring an additional land parcel to be developed later this year.

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

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy.  We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services, will produce stable earnings and growth opportunities in future years.  We also believe our greatest business risk involves changes in consumer purchasing patterns, often spurred by retailer based innovations or the effect of technology. We attempt to anticipate these trends wherever possible and work with tenants whose business may be adversely impacted by them.

Going forward, we plan to grow and improve performance through portfolio acquisitions, additional acquisitions for our existing joint venture, the formation of new joint ventures, and new development and redevelopment of existing properties. Our acquisition strategy may include the purchase of an existing portfolio of properties as well as individual acquisitions. We may also consider acquiring other businesses whose operations we feel will complement ours. In order to accomplish this growth we expect to have available cash through the DRP proceeds, excess funds generated through operations (the difference between funds we produce from operating our properties, less debt payments, general and administrative expenses and distributions to our shareholders), lines of credit and other financial resources which we believe are available to us.

Hurricane Damage

Between August 25, 2005 and October 24, 2005, three hurricanes: Katrina, Rita and Wilma, hit the southeast and Gulf coast regions of the United States.  Our properties located in these regions sustained minimal wind and water damage from Katrina and no damage from Rita.  Of the 39 properties, totaling approximately three million square feet, located in the path of hurricane Wilma, certain properties incurred damage to landscaping, signage and the building exteriors.  Total repair and clean–up costs are estimated to be approximately $1,400, of which $1,073 and $697 was paid as of June 30, 2006 and December 31, 2005, respectively.  These expenses are not reimbursable by insurance.

Occupancy

Occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  As of June 30, 2006, our overall average percent leased and physical occupancy were approximately 95.1% and 94.2%, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2006 to June 30, 2005

The table below represents selected operating information for the total portfolio of 287 properties and for the same store portfolio consisting of 275 properties acquired or placed in service on or prior to January 1, 2005 and owned as of June 30, 2006.  The properties in the same store portfolio were owned for the entire three months ended June 30, 2006 and June 30, 2005.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Revenues:
Rental income	$103,807	$ 98,281	$ 5,526	5.6	$ 102,496	$ 97,566	$ 4,930	5.1
Tenant recovery income	24,240	21,468	2,772	12.9	24,031	21,368	2,663	12.5
Other property income	637	329	308	93.6	643	294	349	118.7
Total revenues	128,684	120,078	8,606	7.2	127,170	119,228	7,942	6.7

Expenses:
Property operating expenses	17,320	15,650	1,670	10.7	16,900	15,085	1,815	12.0
Real estate taxes	14,656	13,339	1,317	9.9	14,426	13,256	1,170	8.8
Depreciation and amortization	36,050	35,981	69	0.2	35,000	35,594	(594)	(1.7)
General and
administrative expenses	2,815	2,101	714	34.0	-	-	-	-
Total expenses	70,841	67,071	3,770	5.6	66,326	63,935	2,391	3.7

Operating income	57,843	53,007	4,836	9.1	60,844	55,293	5,551	10.0

Other income	1,804	1,277	527	41.3	-	-	-	-
Interest expense	(30,537)	(29,332)	1,205	4.1	(30,255)	(29,206)	1,049	3.6

Net income available to
common shareholders	$ 29,110	$ 24,952	$ 4,158	16.7	$ 30,589	$ 26,087	$ 4,502	17.3

Rental Income.   Rental income for the total portfolio increased $5,526 or 5.6% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase is primarily due to an increase in termination fee income of $4,117.  The increase is also attributable to additional rental income of approximately $987 for the 12 properties acquired during 2006 and 2005.  The remaining increase is due to the acquisition of space subject to earnouts and conversion of space previously covered by master lease agreements to tenant occupied space.  Rental income for 2006 was decreased by $426 due to the sale of three properties to the SAU JV during the third quarter of 2005.

Rental income for the same store portfolio increased $4,930 or 5.1% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This increase is primarily due to an increase in termination fee income of $4,117.  The remaining increase is due to the acquisition of space subject to earnouts and conversion of space previously covered by master lease agreements to tenant occupied space.

Tenant Recovery Income.  Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $2,772 or 12.9% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  This increase is primarily due to an increase in real estate tax expense and property operating expenses as described below.

Tenant recovery income for the same store portfolio increased $2,663 or 12.5% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.   This increase is primarily due to an increase in real estate tax expense and property operating expenses as described below.

Property Operating Expense. Property operating expenses, which includes common area expenses that are reimbursed by tenants according to their lease terms, for the total portfolio increased $1,670 or 10.7% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. This is primarily a result of an increase in property management salaries and operating expenses of $738, an increase of $417 in common area maintenance expenses and an increase of $200 in non-recoverable marketing expenses as a result of our increased marketing initiatives at several of our properties.

Property operating expenses for the same store portfolio increased $1,815 or 12.0% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  This is primarily the result of an increase in property management salaries and operating expenses of $729, an increase of $317 in common area maintenance expenses and an increase of $200 in non-recoverable marketing expenses as a result of our increased marketing initiatives at several of our properties.

Real Estate Taxes.  Real estate taxes, the majority of which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $1,317 or 9.9% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.  Real estate taxes also increased $174 due to properties acquired during 2006 and 2005.

Real estate taxes for the same store portfolio increased $1,170 or 8.8% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.

General and Administrative Expenses.  General and administrative expenses increased $714 or 34.0% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  An increase of approximately $225 is primarily the result of additional salaries and employee related costs due to our formation of an asset management department to oversee acquisitions, dispositions and investment property asset management and the non-capitalized salaries and employee related costs of increased staff from the expansion of our development and redevelopment efforts.  In addition, we incurred approximately $295 related to a separation agreement with an executive officer who resigned during the second quarter of 2006.  Investor services costs increased approximately $158 as a result of engaging the Registrar and Transfer Company as our common stock transfer agent.

Other Income. Other income increased $527 or 41.3% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  Increases in short term investments and the related interest rates resulted in additional income earned on short term investments of $567.  Dividend income also increased $165 due to an increase in our total investment in securities and the related interest earned on those securities.  In addition, we earned approximately $480 of acquisition, property management and asset management fees on properties owned by the SAU JV, offset by our share of the SAU JV’s net loss of $108.

Interest Expense.  Interest expense for the total portfolio increased $1,205 or 4.1% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  From June 30, 2005 to June 30, 2006 the weighted average interest rate on variable rate mortgages payable increased from 4.17% to 6.57%.  As a result, interest expense on variable rate mortgages has increased by $1,262.  Interest expense also increased $327 due to interest on mortgages payable of

$56,906 financed during 2006 and 2005, offset by a decrease of $350 due to principal paydowns of $35,753 during 2006 and refinancings in 2005.

Interest expense for the same store portfolio increased $1,049 or 3.6% for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.  From June 30, 2005 to June 30, 2006 the weighted average interest rate on variable rate mortgages payable increased from 4.17% to 6.57%.  As a result, interest expense on variable rate mortgages increased by $1,262.  This increase is offset by a decrease of $350 due to principal paydowns of $35,753 during 2006 and refinancings in 2005.

Comparison of Six months Ended June 30, 2006 to June 30, 2005

The table below represents selected operating information for the total portfolio of 287 properties and for the same store portfolio consisting of 275 properties acquired or placed in service on or prior to January 1, 2005 and owned as of June 30, 2006.  The properties in the same store portfolio were owned for the entire six months ended June 30, 2006 and June 30, 2005.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Revenues:
Rental income	$ 207,293	$ 197,330	$ 9,963	5.0	$ 204,788	$ 196,584	$ 8,204	4.2
Tenant recovery income	47,783	44,370	3,413	7.7	47,403	44,267	3,136	7.1
Other property income	1,162	597	565	94.6	1,040	562	478	85.1
Total revenues	256,238	242,297	13,941	5.8	253,231	241,413	11,818	4.9

Expenses:
Property operating expenses	33,488	31,657	1,831	5.8	32,182	30,674	1,508	4.9
Real estate taxes	29,455	26,747	2,708	10.1	29,091	26,661	2,430	9.1
Depreciation and amortization	72,008	71,696	312	0.4	70,200	71,190	(990)	(1.4)
General and
administrative expenses	5,087	4,381	706	16.1	-	-	-	-
Total expenses	140,038	134,481	5,557	4.1	131,473	128,525	2,948	2.3

Operating income	116,200	107,816	8,384	7.8	121,758	112,888	8,870	7.9

Other income	3,786	2,179	1,607	73.7	-	-	-	-
Interest expense	(61,300)	(58,444)	2,856	4.9	(60,663)	(58,235)	2,428	4.2

Net income available to
common shareholders	$ 58,686	$ 51,551	$ 7,135	13.8	$ 61,095	$ 54,653	$ 6,442	11.8

Rental Income.   Rental income for the total portfolio increased $9,963 or 5.0% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  This increase is primarily due to an increase in termination fee income of $8,206.  The increase is also attributable to additional rental income of approximately $2,157 for the 12 properties acquired during 2006 and 2005.  Rental income for 2006 decreased by $945 due to write-offs of below market lease intangibles for tenants that terminated their lease during 2005 prior to their stated expiration date.  The remaining increase is due to the acquisition of space subject to earnouts and conversion of space previously covered by master lease agreements to tenant occupied space.  Rental income for 2006 decreased by $461 due to the sale of three properties to the SAU JV during the third quarter of 2005.

Rental income for the same store portfolio increased $8,204 or 4.2% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  This increase is primarily due to an increase in termination fee income of $8,206.  The remaining increase is due to the acquisition of space subject to earnouts and conversion of space previously covered by master lease agreements to tenant occupied space.  Rental income for 2006 decreased by $951 due to write-offs of below market lease intangibles for tenants that terminated their lease during 2005 prior to their stated expiration date.

Tenant Recovery Income.  Tenant recovery income, which represents reimbursements from tenants for property operating expenses and real estate taxes incurred by the property, for the total portfolio increased $3,413 or 7.7% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  This increase is primarily due to an increase in real estate tax expense and property operating expenses as described below.

Tenant recovery income for the same store portfolio increased $3,136 or 7.1% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.   This increase is primarily due to an increase in real estate tax expense and property operating expenses as described below.

Property Operating Expense. Property operating expenses, which includes common area expenses that are reimbursed by tenants according to their lease terms, for the total portfolio increased $1,831 or 5.8% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This is primarily a result of an increase in property management salaries and operating expenses of $549, an increase of $443 in common area maintenance expenses and an increase of $559 in non-recoverable marketing expenses as a result of our increased marketing initiatives at several of our properties. In addition, utility expenses increased $285 as a result of increased fuel costs.

Property operating expenses for the same store portfolio increased $1,508 or 4.9% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This is primarily the result of an increase in property management salaries and operating expenses of $542, an increase of $267 in common area maintenance expenses and an increase of $559 in non-recoverable marketing expenses as a result of our increased marketing initiatives at several of our properties.  In addition, utility expenses increased $285 as a result of increased fuel costs.

Real Estate Taxes.  Real estate taxes, the majority of which are reimbursed by the tenants according to their lease terms, for the total portfolio increased $2,708 or 10.1% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.  Real estate taxes also increased $310 due to properties acquired during 2006 and 2005.

Real estate taxes for the same store portfolio increased $2,430 or 9.1% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  This increase is primarily the result of increased assessed values and real estate tax rates.

General and Administrative Expenses.  General and administrative expenses increased $706 or 16.1% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  An increase of approximately $350 is primarily the result of additional salaries and employee related costs due to our formation of an asset management department to oversee acquisitions, dispositions and investment property asset management and the non-capitalized salaries and employee related costs of increased staff from the expansion of our development and redevelopment efforts.  In addition, we incurred approximately $295 related to a separation agreement with an executive officer who resigned during the second quarter of 2006.  Investor services costs increased approximately $281 as a result of engaging the Registrar and Transfer Company as our common stock transfer agent, offset by a decrease in nonrecurring legal fees of approximately $213.

Other Income.  Other income increased $1,607 or 73.7% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  Increases in short term investments and the related interest rates resulted in additional income earned on short term investments of $1,264.  Dividend income also increased $324 due to an increase in our total investment in securities and the related interest earned on those securities.  In addition, we earned approximately $1,024 of acquisition, property management and asset management fees on properties owned by the SAU JV, offset by our share of the SAU JV’s net loss of $192.  These increases are partially offset by a gain on sale of property of $220 in 2005.

Interest Expense.   Interest expense for the total portfolio increased $2,856 or 4.9% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  From June 30, 2005 to June 30, 2006 the weighted average interest rate on variable rate mortgages payable has increased from 4.17% to 6.57%.  As a result, interest expense on variable rate mortgages has increased by $2,690.  Interest expense also increased $901 due to interest on mortgages payable of $56,906 financed during 2006 and 2005, offset by a decrease of $684 due to principal paydowns of $35,753 during 2006 and refinancings in 2005.

Interest expense for the same store portfolio increased $2,428 or 4.2% for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.  From June 30, 2005 to June 30, 2006 the weighted average interest rate on variable rate mortgages payable increased from 4.17% to 6.57%.  As a result, interest expense on variable rate mortgages has increased by $2,690.  Interest expense also increased by $391 as a result of a full six months of interest on mortgages payable financed during 2005, offset by a decrease of $684 due to principal paydowns of $35,753 during 2006 and refinancings in 2005.

Liquidity and Capital Resources

General

Since our formation in 1998, our principal cash demands have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness.  Prior to 2005, our cash needs for acquisitions had been funded by the sale of shares of common stock and cash raised through financing each property purchased.  Since 2005, the majority of our purchases have been made for SAU JV.  Properties bought for our portfolio were funded through available cash or our line of credit and permanent debt.  Operating cash needs, including payment of debt service, have been met through cash flow generated by our properties.  Because we are no longer offering stock for sale to the public, our remaining source of investor capital is the DRP proceeds.  In addition, if we decide to place debt on new acquisitions, we can benefit from financing each new acquisition at approximately 50% to 60% of acquisition cost.  At the current rate of DRP proceeds, and assuming we use our net available cash and anticipated financings, we estimate we could purchase additional real estate of approximately $168,000 in 2006, although there can be no assurance in this regard.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs.  Certain tenants are subject to net leases where all expenses are paid directly by the tenant rather than the landlord.  Very few of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with funds from operations and working capital. We believe that our current capital resources and funds from operations are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which no funds were outstanding at June 30, 2006.  The new maturity date is May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending June 30, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

Shareholder Liquidity

The DRP, subject to certain share ownership restrictions, allows shareholders to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  On April 7, 2005, we increased the share acquisition price under the DRP to $10.25 per share for all transactions.  Prior to April 7, 2005, participants could acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be appropriately amended.  On February 7, 2006, we increased the share acquisition price under the DRP to $10.50 per share for all transactions.  Effective July 7, 2006, we increased the share acquisition price under the DRP to $11.00 per share for all transactions.

The SRP, subject to certain restrictions, provides eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.  For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at two percent of the weighted average of our outstanding shares as of December 31, 2005.  On March 15, 2005, we increased the share repurchase price under the SRP to $10.25 per share for all share repurchases.  Prior to March 15, 2005, shares were repurchased by us at prices ranging from $9.25 to $10.00, depending upon the length of shareholder ownership measured in years.  On February 7, 2006, we increased the share repurchase price under the SRP to $10.50 per share for all share repurchases.

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

The following table outlines the stock repurchases made during the second quarter ended June 30, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
April 1, 2006 - April 30, 2006	307	$10.50	307	3,533
May 1, 2006 - May 31, 2006	398	$10.50	398	3,135
June 1, 2006 - June 30, 2006	324	$10.50	324	2,811
Total	1,029		1,029

(1)				For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2005. The share limit for 2006 is 5,102.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was $146,969 and $147,201 for the six months ended June 30, 2006 and 2005, respectively.  The $232 decrease in 2006 of net cash flow provided by operating activities continues to reflect the stable condition of our investment properties as evidenced by a $9,759 increase in 2006 adjusted net income offset by a decrease of $9,991 in the net change in assets and liabilities.

Cash Flows From Investing Activities

Cash flows used in investing activities were $50,084 and $109,305 for the six months ended June 30, 2006 and 2005, respectively.  The cash flows used in investing activities were primarily for the acquisition of three properties, three earnouts and one land parcel during the six months ended June 30, 2006 and eight properties, eight earnouts and four land parcels for the six months ended June 30, 2005.

Our investment in securities at June 30, 2006 and 2005 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities for the six months ended June 30, 2006 in the amount of $2,558 and decreased our margin account by $44.  We purchased investment securities for the six months ended June 30, 2005 in the amount of $662 and decreased our margin account by $1,398.

Our investment in an unconsolidated joint venture at June 30, 2006 consists of a 20% ownership of interest in Inland-SAU Retail Fund, L.L.C. (SAU JV).  SAU JV was formed on May 13, 2005.  As of June 30, 2006, we contributed approximately $20,944 and have the ability to contribute up to an additional $16,556.

Subsequent to June 30, 2006, we will continue to incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid during the last six months of 2006 related to these projects and land to be acquired for future projects are approximately $52,000.

Cash Flows From Financing Activities

Cash flows used in financing activities were $103,539 and $64,216 for the six months ended June 30, 2006 and 2005, respectively.  We generated proceeds from the DRP, employees purchasing shares through ESPP and exercising of stock options and warrants, net of SRP, of $36,668 and $31,821 for the six months ended June 30, 2006 and 2005, respectively.  We also generated $5,441 and $47,060 from the issuance of two and four new mortgages payable, which were secured by our properties, for the six months ended June 30, 2006 and 2005, respectively.  We also used $35,753 for the paydown of seven mortgages payable and $10,574 for the paydown of two mortgages payable for the six months ended June 30, 2006 and 2005, respectively.  In 2005, we also paid $25,000 on our line of credit.  In addition we used cash to pay distributions to our shareholders of $108,070 and $104,657 for the six months ended June 30, 2006 and 2005, respectively.

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

Off-Balance Sheet Arrangements

In May 2005, we entered into a joint venture arrangement with an unaffiliated third party and formed SAU JV.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contribute 80% of the equity, up to a total of $125,000 in equity contributions.  On July 19, 2006, this agreement was amended and our joint venture partner increased their commitment by an additional $50,000 and we increased our commitment by an additional $12,500, for a combined total of $187,500 in equity contributions.  As of June 30, 2006, we had contributed approximately $20,944 and have the ability to contribute up to an additional $16,556.  Under the agreement, we are also entitled to earn various fees for acquisition, asset management and property management services.  As of June 30, 2006, SAU JV had acquired 26 properties for an aggregate purchase price of approximately $289,800 and had mortgages on these properties totaling approximately $188,250.  We account for our interest in SAU JV using the equity method of accounting.  See Note 7, Investment in Unconsolidated Joint Venture in our accompanying Consolidated Financial Statements for further discussion.

As of June 30, 2006, we are guaranteeing seven loans, totaling approximately $13,500, that are secured by our properties.  We also have two letters of credit outstanding, totaling approximately $3,200, as of June 30, 2006.

Other than described above, we have no off-balance sheet arrangements as of June 30, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to net operating income as determined under U.S. generally accepted accounting principles or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of REITs, also known as "NAREIT", an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs.  The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, the presentation of FFO by us may not be comparable to other similarly-titled measures presented by other REITs.  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  FFO is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$29,110	$24,952	$58,686	$51,551
Depreciation and amortization
related to investment properties	36,514	35,860	72,803	71,466
Gain on sale of investment property	-	-	-	(220)

Funds from operations	$65,624	$60,812	$131,489	$122,797

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.42 per share distribution declared for each of the six months ended June 30, 2006 and 2005, represents 82% and 85%, respectively, of our FFO.  The $0.21 per share distribution declared for each of the three months ended June 30, 2006 and 2005, represents 83% and 86%, respectively, of our FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Certain Relationships and Related Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of The Inland Real Estate Group of Companies.  As a shareholder of ours, Mr. Goodwin directly or indirectly controls 17,375 shares, or 6.64%, of our common stock as of June 30, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other of The Inland Real Estate Group of Companies executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005, Robert D. Parks, who is a shareholder of ours, was Chairman of our Board of Directors.  We have a non-compensatory consulting agreement with Mr. Parks to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and is also a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as the Chairman of our Board of Directors, at which time Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed as a director to fill the vacancy.  Mr. Parks continues to serve on the MDC.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Human Resource Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the three months ended June 30, 2006 and 2005, we incurred $839 and $363, respectively, for all the services above.  During the six months ended June 30, 2006 and 2005, we incurred $1,823 and $1,368, respectively, for all the services above.  Of these services $62 and $84 remain unpaid as of June 30, 2006 and December 31, 2005, respectively.

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

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure from April 1, 2004 to April 1, 2006, required monthly payments of one hundred seventy-five dollars per loan serviced.  Effective April 1, 2006, the fee structure was amended to require monthly payments of one hundred-fifty dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $95 and $109 for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $202 and $217 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.  Prior to May 1, 2006, the agreement required us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Effective May 1, 2006, the fee was amended allowing annual fees (paid monthly) totaling 1.0% of the first $10,000 of assets, 0.90% of assets from $10,000 to $25,000, 0.80% of assets from $25,000 to $50,000 and 0.75% of the remaining balance.  Such fees are included in general and administrative expenses and totaled $44 and $26 for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $94 and $52 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended June 30, 2006 and 2005, we incurred loan fees totaling none and $15, respectively.  During the six months ended June 30, 2006 and 2005, we incurred loan fees totaling $11 and $111, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

Metropolitan Construction Services (Metro) provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended June 30, 2006 and 2005, we incurred $2,210 and $1,558, respectively, for these services.  During the six months ended June 30, 2006 and 2005, we incurred $3,852 and $3,213, respectively, for these services.  Of these services $88 and $330 remain unpaid as of June 30, 2006 and December 31, 2005, respectively.  We believe a substantial portion of the amount incurred by Metro is used to honor their obligations to subcontractors.

In May 2005, an affiliate of The Inland Real Estate Group of Companies purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 and $50 to this affiliate for the three months ended June 30, 2006 and 2005, respectively.  These same fees totaled $150 and $50 for the six months ended June 30, 2006 and 2005, respectively.  None remain unpaid as of June 30, 2006 and December 31, 2005.

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

Valuation and Allocation of Investment Property.  In order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates.  The capitalization rate is also a significant driving factor in determining the property valuation, which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economic conditions, demographics, environmental issues, property location, visibility, age, physical condition and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of the aforementioned factors are taken into account as a whole in determining the valuation.  The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Should the actual results differ from our judgment, the valuation could be negatively affected.

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of June 30, 2006, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

Impairment of Investment Properties.  We conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the property's carrying value does not exceed its fair value.  If this were to occur, we would be required to record an impairment loss.  Subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

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

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about inherently uncertain factors.

Goodwill.  We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141 Business Combinations, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005, and no subsequent circumstances have caused us to review goodwill for possible impairment as of June 30, 2006.

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

Valuation of Accounts and Rents Receivable.  We take into consideration certain factors that require judgments to be made as to the collectability of receivables.  Collectability factors taken into consideration include the amount outstanding, payment history, and the financial strength of each tenant, which taken as a whole determine the valuation.  There is no assurance that assumptions made by us will be met.  Should the actual collection results differ from our judgment, the estimated allowance could be negatively affected and would be adjusted appropriately.  We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents.  This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.  These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Subsequent Events

We paid distributions of $18,116 to our shareholders in July 2006.  We declared distributions of approximately $18,100 to our shareholders in July 2006, to be paid in August 2006.

Effective July 7, 2006, the share acquisition price under the DRP increased from $10.50 to $11.00.

On July 13, 2006, TRS entered into a Joint Development Agreement with Paradise Development Group, Inc. (“Paradise”), an experienced real estate developer based in Florida from whom we had previously bought seven properties. Under the terms of the agreement, we have the right to contribute up to $15,000 in equity to one or more development projects presented to us by Paradise.

On July 19, 2006, SAU and us amended our joint venture agreement in the SAU JV, increasing the equity contribution commitments by $50,000 and $12,500, respectively.

Impact of Recent Accounting Principles

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005.  SFAS 153 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections which replaces APB Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement applies to all voluntary changes in accounting principle as well as changes required by new accounting pronouncements that do not have specific transaction provisions.  The statement does not change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS 154 did not have a material effect on our consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments.  SFAS 155 amends FASB Statements No. 133, (Statement 133) Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement also allows a financial reporting preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of FAS 155 is not expected to have a material effect on our consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), Accounting for Servicing of Financial Assets.  SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in a variety of situations.  It also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial statements.

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

The principal balance of $239,209, or 10.52%, of our mortgages payable at June 30, 2006 have a weighted average variable interest rate of 6.57%.  Each increase in the annual variable interest rate of 1.0% would increase our interest expense by approximately $2,400 per year.

The remaining principal balance of $2,035,647, or 89.48%, of our mortgages payable at June 30, 2006 have fixed interest rates with a weighted average rate of 5.09%.

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

We paid off or refinanced all of the debt that matured during the six months ended June 30, 2006 and 2005.  In those cases where maturing debt was repaid from new financing obtained, the replacement financing was for amounts which differ from the loans retired, either producing or requiring cash on a property by property basis.  As part of our financing strategy, we prepare packages that are forwarded to prospective lenders.  Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us.  We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing.  Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders.  We expect to obtain new long-term financing or use cash or our line of credit to pay off all debt that matures in 2006 in order to achieve our objectives although there can be no assurances in that regard.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control.  There were no changes to our internal controls over financial reporting during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Inland Southeast is vigorously defending this action.  The lawsuit is currently at the pre-trial motion and preliminary discovery stages.  Based upon available information, we are not able to determine the financial impact, if any, of such action, but we believe that the outcome will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1(A).  Risk Factors

Management believes the most significant business risks we face are:

-

Poor sales performance by our tenants due to either a downturn in the national economy, competition from retailers who pass on significant costs savings to their customers through highly efficient operations or the effect of technology on certain retail business;

-

Our tenants filing for bankruptcy or commenced financial restructuring;

-

Increased cost, and availability of, borrowing;

-

Significantly higher insurance costs primarily due to catastrophic weather related events;

-

Increased competition for, resulting in higher prices of, real estate acquisitions; and

-

Higher costs to develop properties.

The revenue we generate from the operation of our properties depends upon healthy sales levels of our tenants. The industry has established certain occupancy cost percentages for tenants in different businesses as a measure of how well they can cover their fixed cost of operation. For example, rent at our properties represents a fixed cost to our tenants regardless of their sales revenue. The lower the ratio of fixed cost to sales revenue, the better a tenant is able to meet its obligations. Pressure is placed on a tenant’s sales when a competitor gains a cost advantage which can be reflected in its pricing. The effect of warehouse or large scale retail formats offering lower pricing has had a significant impact on the grocery and electronics business in particular. Also, the ability of consumers to rent movies through their cable or satellite providers has had a devastating effect on the retail movie rental chains. When we evaluate a potential acquisition we make an assessment of the level of competition we believe the tenants will face from changing trends in the market place.  We seek to purchase properties with tenants we feel have cost efficient operations, or who can generally compete effectively. We work with tenants at the properties we own to help them perform as well as possible and when tenants encounter significant financial difficulties we take steps to mitigate our potential losses. If we recognize that a tenant’s sustained revenue loss is likely to be irreversible, we may meet with that tenant and attempt to recover its space so we can release the space as quickly as possible. In some instances bankruptcies and store closings have created opportunities for us to release space at higher rental rates than previously existed. We do not expect rental losses from bankrupt or financially distressed tenants to have a material affect on our gross revenue or our overall financial position.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings which can withstand an economic downturn.  We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure.  As of June 30, 2006, the largest tenant in the portfolio, Publix Super Markets, comprised approximately 6.4% of the gross leasable area (GLA) and whose annual aggregate base rental income is approximately 5.0% of our portfolio. No other tenant comprises more than 5.0% of our portfolio, measured by either GLA or aggregate rental income.

In the ordinary course of business, retailers may from time to time file for bankruptcy to allow for financial restructuring. Under bankruptcy laws, retailers have the right to renegotiate or reject their leases. If a retailer rejects their lease through the bankruptcy proceedings, they must immediately turn possession back to the landlord and are no longer responsible for any of the requirements under that lease. If the retailer, through bankruptcy proceedings, chooses to remain in the space, they must then affirm their lease under certain time restrictions. Recent changes in bankruptcy laws have made this process more favorable to the landlord, by limiting the amount of time a retailer has in making the decision as to which leases they will affirm.  If a retailer does not reject their lease at the beginning of a bankruptcy process, there is no assurance that the lease will not be rejected in the future.  Unless alternative terms are negotiated and agreed to by both parties, as well as by the bankruptcy court, then an affirmation of the lease binds that retailer to all of the existing terms and conditions of that existing lease, and the retailer must continue to pay full rent obligations as if the bankruptcy never occurred.

Management attempts to minimize losses related to bankrupt or weak tenants by strategically evaluating tenants’ financial condition and profitability prior to the retailer becoming troubled and/or filing for bankruptcy.  Management also continuously evaluates which spaces can be released quickly at favorable rental rates. In some cases through the bankruptcy proceedings, we may bid on or buy back our leases to gain control of the space if we believe it makes economic sense to do so.  We establish loss reserves for income attributable to bankrupt or weak tenants on a case by case basis, and believe our reserves are adequate.

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

Weather related events have had a material economic effect in the southeastern United States over the past two years. We have been fortunate in that our properties have suffered relatively minor damage as result of seven hurricanes in the past twenty months. However, we are aware that because of these events many insurance companies are facing serious liquidity problems which will result in higher premiums for everyone in our industry. To some degree we will be able to pass these costs on to our tenants as part of common area charges provided for in the vast majority of our leases. As a practical matter, smaller tenants may not be able to bear the full effect of the increase in insurance premiums which will result in higher operating costs to us.  However, we are currently working with our insurers to exert greater control over the increased cost of coverage.  One plan being given serious consideration would allow us to establish reserves in lieu of paying higher premiums.  Based on an initial analysis, this plan would result in lower overall costs and give us the flexibility of carrying unused reserves forward from year to year.

Because of volatility in certain sectors of the economy which began with problems related to the technology industry approximately five years ago, real estate investment has been elevated in status. Real estate in the United States is viewed by many as a generally secure hedge against inflation and now is included in the portfolios of small and large investors alike. Buyers of real estate face competition from foreign and domestic investors including sellers of property seeking to defer their gains through the purchase of a like kind investment. The “risk premium” associated with the purchase of real estate is historically high, which means there is significant pressure on us to acquire property which can produce acceptable returns to our shareholders. While the popularity of real estate is gratifying, we must compete effectively to maintain a pipeline of quality properties for our portfolio as well as for our joint venture. We are fortunate that we maintain relationships with many sellers who, over the years, have provided us with multiple acquisitions. We have also worked hard to streamline our acquisition procedures, including due diligence and legal functions, which helps shorten the time frame for closing after a property is placed under contract. We have found that offering a short due diligence period to sellers is a significant factor in being able to acquire a higher volume of properties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the stock repurchases made during the second quarter ended June 30, 2006 under the SRP:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
April 1, 2006 - April 30, 2006	307	$10.50	307	3,533
May 1, 2006 - May 31, 2006	398	$10.50	398	3,135
June 1, 2006 - June 30, 2006	324	$10.50	324	2,811
Total	1,029		1,029

(1)				For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2005. The share limit for 2006 is 5,102.

On July 7, 2006, the Board of Directors approved a private placement of two hundred fifty-two restricted shares of our common stock.

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

4.2	Specimen Certificate for the shares. (Included as Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed September 28, 1998 [File No. 333-64391] and incorporated herein by reference.)

10.50

Second Amended and Restated Credit Agreement Dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders.  (Included as Exhibit 10.50 to the Company’s Form 10-Q filed May 4, 2006 [File No. 000-30413] and incorporated herein by reference.)

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

10.53

Letter Agreement dated March 24, 2006 extending the Second Amended and Restated Credit Agreement Dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders through May 6, 2007.  (Included as Exhibit 10.53 to the Company’s Form 10-Q filed May 4, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.54

Trademark License Agreement by and between The Inland Real Estate Group, Inc. and Inland Retail Real Estate Trust, Inc., dated May 19, 2006 (Included as Exhibit 99.1 to Form 8-K filed on May 23, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.55

Amendment No. 1 to the Limited Liability Company Agreement of Inland-SAU Retail Fund, L.L.C., dated May 13, 2005, by and among Inland Retail Real Estate Limited Partnership, Special Account-U, LP, by and through its designated advisor, Henderson Global Investors (North America) Inc., and Inland Southeast Retail Real Estate Manager, L.L.C., dated July 19, 2006.

Item No.	Description

10.56	Joint Development Agreement by and between Paradise Development Group, Inc. and Inland Retail TRS Corp., dated July 13, 2006.

10.57	Amended Schedule A to Investment Advisory Agreement, dated May 1, 2006, between Inland Investment Advisors, Inc. and Inland Retail Real Estate Trust, Inc.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	July 31, 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	July 31, 2006