Form 10-Q
period 2006-09-30
INLAND RETAIL REAL ESTATE TRUST INC
filed 2006-11-13
CIK 1070764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer   [    ] Accelerated filer    [   ] Non-accelerated filer    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]  No [X]

As of November 6, 2006, there were 263,929,231 shares of common stock outstanding.

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

26

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

43

Item 4.

Controls and Procedures

44

Part II - Other Information

Item 1.

Legal Proceedings

44

Item 1(A).

Risk Factors

45

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

47

Item 6.

Exhibits

48

SIGNATURES

50

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by such words as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Federal Private Securities Litigation Reform Act of 1995, and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

The timing of closing and other potential effects of our recently announced merger with Developers Diversified Realty Corporation (DDR);

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2006.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 8, 2006 and as amended on April 28, 2006.

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

 (In thousands, except per share amounts)

Assets

	September 30,
	2006	December 31,
	(Unaudited)	2005
Investment properties:
Land	$1,061,350	$1,056,976
Building and other improvements	3,071,418	3,040,423
Developments in progress	40,621	20,944
	4,173,389	4,118,343
Less accumulated depreciation	(440,239)	(348,694)
Net investment properties	3,733,150	3,769,649

Investment in unconsolidated joint venture	22,626	16,498
Cash and cash equivalents	34,339	91,426
Restricted escrows	29,756	23,690
Restricted cash	4,331	5,327
Investment in securities	19,248	17,910
Mortgage note receivable	27,444	-
Accounts and rents receivable (net of allowance
of $5,585 and $5,722, respectively)	74,441	66,775
Goodwill	52,757	52,757
Intangible assets (net of accumulated amortization
of $535 and $302, respectively)	1,407	1,664
Acquired in-place lease intangibles (net of accumulated
amortization of $54,664 and $42,366, respectively)	141,955	155,730
Acquired above market lease intangibles (net of accumulated
amortization of $21,423 and $17,489, respectively)	38,027	43,511
Leasing fees, loan fees and loan fee deposits (net of accumulated
amortization of $12,605 and $12,068, respectively)	14,321	15,877
Other assets	11,370	7,274

Total assets	$4,205,172	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

(Continued)

September 30, 2006 and December 31, 2005

 (In thousands, except per share amounts)

Liabilities and Shareholders' Equity

	September 30,
	2006	December 31,
	(Unaudited)	2005
Liabilities:
Accounts payable	$7,754	$6,070
Development costs payable	3,432	2,900
Accrued interest payable	6,904	6,735
Real estate taxes payable	29,233	6,476
Distributions payable	18,205	18,007
Security deposits	17,125	17,005
Mortgages and notes payable	2,264,467	2,319,554
Prepaid rental and recovery income	11,690	13,228
Acquired below market lease intangibles (net of accumulated
amortization of $20,006 and $16,871, respectively)	27,742	32,442
Restricted cash liability	4,331	5,327
Other liabilities	1,767	2,089
Total liabilities	2,392,650	2,429,833

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.01 par value, 500,000 shares authorized,
263,210 and 258,224 issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	2,632	2,582
Additional paid-in capital	2,403,679	2,350,225
Accumulated distributions in excess of net income	(598,747)	(520,153)
Accumulated other comprehensive income	4,958	5,601
Total shareholders' equity	1,812,522	1,838,255

Total liabilities and shareholders' equity	$4,205,172	$4,268,088

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$100,399	$101,213	$299,310	$298,366
Tenant recovery income	22,107	22,034	69,889	66,404
Other property income	719	2,503	10,144	3,225

Total revenues	123,225	125,750	379,343	367,995

Expenses:
Property operating expenses	20,376	17,633	52,859	48,379
Real estate taxes	13,228	14,265	42,683	41,012
Depreciation and amortization	36,357	36,078	108,314	107,721
General and administrative expenses	3,130	2,417	8,768	7,413

Total expenses	73,091	70,393	212,624	204,525

Operating income	50,134	55,357	166,719	163,470

Other income/(expense)	5,690	1,199	9,184	3,126
Interest expense	(30,399)	(30,400)	(91,790)	(88,889)

Net income available to common shareholders	25,425	26,156	84,113	77,707

Other comprehensive income:
Unrealized (loss)/gain on investment
securities net of amounts realized	(406)	1,862	(643)	2,944

Comprehensive income	$25,019	$28,018	$83,470	$80,651

Net income available to common shareholders per
weighted average common share - basic and diluted	$0.10	$0.10	$0.32	$0.31

Weighted average number of common shares
outstanding - basic and diluted	262,796	255,744	261,130	254,274

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2006

(Unaudited)

(In thousands)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2005	258,224	$2,582	$2,350,225	$(520,153)	$5,601	$1,838,255

Net income	-	-	-	84,113	-	84,113

Unrealized loss on investment securities	-	-	-	-	(643)	(643)

Distributions declared	-	-	-	(162,707)	-	(162,707)

Proceeds from Distribution Reinvestment
Program (DRP)	8,471	85	89,977	-	-	90,062

Purchase of stock through Employee Stock Purchase
Plan (ESPP), issuance of stock through Equity
Award Plan (EAP) and exercise of stock options
and warrants	77	1	798	-	-	799

Share Repurchase Program (SRP)	(3,562)	(36)	(37,321)	-	-	(37,357)

Balance at September 30, 2006	263,210	$2,632	$2,403,679	$(598,747)	$4,958	$1,812,522

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$84,113	$77,707
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,314	107,721
Amortization of deferred financing costs	2,427	2,507
Amortization of premium on debt assumed	(1,025)	(1,040)
Gain on sale of investment property	-	(248)
Gain on sale of investment securities	(50)	(36)
Stock received as lease termination fee	(628)	(386)
Distributions from unconsolidated joint venture	727	23
Equity in loss from unconsolidated joint venture	297	3
Straight line rental income, net	(5,644)	(8,622)
Amortization of above and below market lease intangibles	799	958
Write off of intangible assets due to early lease termination	477	92
Changes in assets and liabilities:
Accounts and rents receivable, net	(2,021)	3,333
Other assets	(4,014)	(4,425)
Accounts payable	1,839	820
Accrued interest payable	169	567
Real estate taxes payable	22,757	22,208
Security deposits	120	408
Prepaid rental and recovery income	(1,538)	3,199
Other liabilities	(322)	42
Net cash provided by operating activities	$206,797	$204,831

Cash flows from investing activities:
Investment in unconsolidated joint venture	$(7,390)	$(202)
Restricted escrows	(6,066)	(3,460)
Purchase of investment securities, net of (increase)/decrease in margin
account of ($255) and $1,852, respectively	(2,972)	(2,756)
Proceeds from sale of investment securities	1,924	1,777
Purchase of investment properties and development activities, net	(57,851)	(205,772)
Proceeds from sale of properties to unconsolidated joint venture	-	16,768
Proceeds from repayment of joint venture interim financing	-	41,040
Proceeds from sale of investment properties	-	1,112
Purchase of minority interest in joint venture partner	-	(386)
Advances to unconsolidated joint venture	(74,873)	-
Collection of advances to unconsolidated joint venture	74,873	-
Funding of mortgage note receivable	(27,444)	-
Payments received under master lease agreements	883	3,549
Payment of leasing fees	(1,529)	(1,318)
Net cash used in investing activities	$(100,445)	$(149,648)

See accompanying notes to consolidated financial statements.

INLAND RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from financing activities:
Proceeds from DRP	$90,062	$84,554
Purchase of shares through ESPP and
exercise of stock options and warrants	799	-
Payment of SRP	(37,357)	(35,317)
Proceeds from issuance of mortgage payable	5,441	79,737
Proceeds from unsecured line of credit	-	35,000
Principal payments of mortgage payable-balloon	(57,282)	(10,574)
Principal payments of mortgage payable-amortization	(2,476)	(2,189)
Payoff of unsecured line of credit	-	(25,000)
Payment of loan fees and deposits	(117)	(1,351)
Distributions paid	(162,509)	(157,654)
Net cash used in financing activities	$(163,439)	$(32,794)

Net (decrease)/increase in cash and cash equivalents	(57,087)	22,389
Cash and cash equivalents, at beginning of period	91,426	99,540
Cash and cash equivalents, at end of period	$34,339	$121,929

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$91,959	$85,763
Capitalized interest	444	392
Distributions payable	18,205	17,872
Investment properties additions resulting from
increase in change in development costs payables	532	1,760
Investment property addition resulting from forgiveness
of notes receivable	448	-

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

On October 20, 2006, we and Developers Diversified Realty Corporation (DDR) and DDR IRR Acquisition LLC (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement). Under the Merger Agreement, we will merge with and into Merger Sub (the Merger), with Merger Sub continuing after the merger as the surviving entity and as a subsidiary of DDR.

At the effective time of the Merger, (i) each outstanding share of our common stock will be converted into the right to receive $14 per share in cash without interest plus an amount equal to $0.069167 multiplied by the quotient of: (a) the number of days between the last day of the last month for which we paid a full monthly dividend, and the closing date of the Merger, over (b) the number of days in the month in which the closing occurs, without interest, subject to adjustment in certain circumstances (the Merger Consideration). DDR may at their option elect to issue up to $4 per share of the Merger Consideration in the form of common shares of DDR (DDR Common Stock), which DDR Common Stock valuation will be based on the l0-day average closing price of DDR Common Stock two days prior to our stockholders' meeting to approve the Merger Agreement (a Stock Election). DDR may make a Stock Election up to 15 days prior to our stockholders' meeting. DDR may revoke a Stock Election at any time so long as such revocation would not make it reasonably necessary to delay our stockholders' meeting for more than 10 business days.

Each outstanding and unexercised option to purchase our common stock will be fully accelerated and converted into the right to receive cash equal to the product of (a) the excess, if any, of $14 per share over the exercise price of the option, and (b) the number of shares of our common stock issuable pursuant to the unexercised portion of such option.

We have agreed to use our reasonable best efforts to cause each outstanding warrant to purchase our common stock to be either exercised and cancelled in accordance with the terms of the warrant, or to have the warrant holder agree to receive the product of (a) the excess, if any, of $14 per share over the exercise price of the warrant, and (b) the number of shares of our common stock subject to the warrant in exchange for cancellation of such warrant.

Each share of restricted stock of ours will be fully accelerated and the contractual restrictions thereon will terminate.

The Merger Agreement has been unanimously approved by the Board of Directors of DDR, and has been unanimously approved by our Board of Directors, with two of our related party directors recusing themselves.

The Merger Agreement requires the closing of the Merger to occur within two business days after all of the closing conditions have been satisfied, unless the parties mutually agree to hold the closing at a later date.  We expect the Merger to be consummated shortly after our shareholders' meeting to approve the Merger, which we expect to occur in the first quarter of 2007.

We have agreed that, if directed by DDR, we will enter into one or more real estate purchase agreements pursuant with DDR or their designee, pursuant to which DDR or the designee would purchase certain real estate assets and/or equity interest from us.  The closing of the asset sales would occur immediately prior to the effective time of the Merger.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

We have also agreed to immediately suspend our DRP, ESPP and SRP.  These plans will thereafter be terminated by us, as of the effective time of the Merger.

The Merger Agreement contains customary representations and warranties of ours regarding certain aspects of our business and properties and other matters pertaining to the Merger and also contains customary representations and warranties of DDR and Merger Sub regarding various matters pertinent to the Merger.  The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates.

In the event that the Merger Agreement is terminated under certain circumstances, as defined, including but not limited to, us entering into a definitive agreement providing us with a superior offer, we will be obligated to pay DDR a termination fee equal to $80,000 plus DDR's expenses.

As a result of the proposed merger, we do not intend to hold an annual stockholder meeting and instead will hold a special meeting to vote on the proposed merger.

Additional information on this proposed transaction is included in our Current Report on Form 8-K, filed with SEC on October 24, 2006.

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

All amounts in this Form 10-Q are stated in thousands with the exception of square footage, acreage, per share amounts and number of properties.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

We consider all demand deposits, money market accounts and investments in repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. At times, the combined account balances at one or more of these institutions exceed the Federal Depository Insurance Corporation (FDIC) insurance coverage and, as result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe we mitigate this risk by investing in or through major financial institutions.

Investment in securities at September 30, 2006 consist primarily of stock investments in various REITs and are classified as available-for-sale securities and recorded at fair value.  A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and would be reflected as a realized loss.  As of September 30, 2006, no investment in securities were considered impaired.  Additionally, we have purchased securities through a margin account.  As of September 30, 2006 and December 31, 2005, we have recorded a payable of $3,976 and $3,720, respectively, for securities purchased on margin which are included as a component of mortgages and notes payable in our accompanying Consolidated Financial Statements.  During the three months ended September 30, 2006 and 2005, we realized net gains of none and $10, respectively, on the sale of investment securities.  During the nine months ended September 30, 2006 and 2005, we realized net gains of $50 and $36, respectively, on the sale of investment securities.  Of the investment securities held on September 30, 2006 and December 31, 2005, we have accumulated other comprehensive income of $4,958 and $5,601, respectively.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

We capitalize costs incurred during the development period, including construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  The development period is considered to end once 60% of the tenants receive their certificates of occupancy.  At such time those costs included in developments in progress are reclassified to land and building and other improvements.  Development costs payable of $3,432 and $2,900 at September 30, 2006 and December 31, 2005, respectively, consist of retainage and other costs incurred and not yet paid pertaining to the development projects.

We perform impairment analysis for our long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to ensure that the investment property's carrying value does not exceed its fair value.  In our judgment no provision for asset impairment was considered necessary for the three or nine months ended September 30, 2006 and 2005.

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

In accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, we allocate the purchase price of each acquired investment property between land, building and other improvements and other intangibles including acquired above and below market leases, in-place lease and any assumed financing that is determined to be above or below market terms.  For the nine months ended September 30, 2006, we recognized upon acquisition additional intangible assets for acquired in-place leases and above market leases, and intangible liabilities for acquired below market leases, of $1,211, none and none, respectively.

Amortization pertaining to the above market lease costs is applied as a reduction to rental income.  Amortization pertaining to the above market lease costs for the three months ended September 30, 2006 and 2005 was $1,818 and $1,883, respectively.  Amortization pertaining to the above market lease costs for the nine months ended September 30, 2006 and 2005 was $5,439 and $5,480, respectively.  Amortization pertaining to the below market lease costs was applied as an increase to rental income.  Amortization pertaining to the below market lease costs for the three months ended September 30, 2006 and 2005 was $1,993 and $1,456, respectively.  Amortization pertaining to the below market lease costs for the nine months ended September 30, 2006 and 2005 was $4,642 and $5,051, respectively.  We incurred amortization, included as a component of depreciation and amortization expense, pertaining to acquired in-place lease intangibles of $4,899 and $5,033 for the three months ended September 30, 2006 and 2005, respectively.  We incurred

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

amortization expense pertaining to acquired in-place lease intangibles of $14,695 and $16,048 for the nine months ended September 30, 2006 and 2005, respectively.

In accordance with SFAS 141, we are required to write-off any remaining intangible asset and liability balances when a tenant terminates a lease before the stated lease expiration date.  Write-offs of above market lease intangibles of $289 and $164 were recorded as a reduction to rental income for the three months ended September 30, 2006 and 2005, respectively.  Write-offs of above market lease intangibles of $775 and $273 were recorded as a reduction to rental income for the nine months ended September 30, 2006 and 2005, respectively.  Write-offs of below market lease intangibles of $742 and $180 were recorded as an increase to rental income for the three months ended September 30, 2006 and 2005, respectively.  Write-offs of below market lease intangibles of $807 and $669 were recorded as an increase to rental income for the nine months ended September 30, 2006 and 2005, respectively.  In addition, we incurred write-offs pertaining to acquired in-place lease intangibles of $756 and $381 for the three months ended September 30, 2006 and 2005, respectively.  We incurred write-offs pertaining to acquired in-place lease intangibles of $1,560 and $1,713 for the nine months ended September 30, 2006 and 2005, respectively.

We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005 and no subsequent circumstances have caused us to review goodwill for possible impairment as of September 30, 2006.

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($5,298 and $4,998 as of September 30, 2006 and December 31, 2005, respectively) for estimated losses resulting from the inability of tenants to make required payments under their lease agreement.  In addition, we also maintain an allowance for receivables arising from the straight-lining of rents ($287 and $724 as of September 30, 2006 and December 31, 2005, respectively).  The straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements.  We exercise judgment using specific identification in establishing these allowances and consider payment history and current credit status in developing these estimates.

A note receivable may be considered impaired pursuant to criteria established in Statement of Financial Accounting Standards No. 114 (SFAS 114), Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS 114, a note is impaired if it is probable that we will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered.  All cash receipts recognized thereafter are recorded as interest income.  As of September 30, 2006 and December 31, 2005, there were $3,150 and $448 in notes receivables, respectively, which were included in developments in progress on our accompanying Consolidated Financial Statements.  Subsequent to September 30, 2006, the $3,150 note receivable was repaid in connection with the closing of an earnout at one of our existing properties.  Based on our judgment, no notes receivable were impaired as of September 30, 2006 or December 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), Accounting for Stock-Based Compensation as amended.  SFAS 123R replaces SFAS No. 123, as amended by SFAS No. 148, which we adopted on January 1, 2003.  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective as of the first annual reporting period that begins after September 15, 2005.  SFAS 123R did not have a material effect on our consolidated financial statements.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

In September 2005, the FASB ratified the consensus by the Emerging Issues Task Force (EITF) regarding EITF 04-05, Determining Whether a General Partner or the General Partners, as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights.  This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance.  This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.  EITF 04-05 did not have a material effect on our consolidated financial statements.

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

We have a 20% ownership interest in and are the managing member of Inland-SAU Retail Fund, L.L.C. (SAU JV), which management determined is not a variable interest entity.  We account for our investment in this joint venture using the equity method of accounting.  See Note 8, Investment in Unconsolidated Joint Venture for further discussion.

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

On July 13, 2006, the TRS entered into a Joint Development Agreement with Paradise Development Group, Inc. (PDG), an experienced real estate developer based in Florida.  Under the terms of the agreement, we shall have the option to elect to invest (equity participation) in certain retail and residential development projects of PDG.  We have the right to contribute up to $15,000 in equity.  We will account for our investment in this joint venture using the equity method of accounting.

3. Related Party Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of The Inland Real Estate Group of Companies.  As a shareholder of ours, Mr. Goodwin directly or indirectly controls 17,704 shares, or 6.73%, of our common stock as of

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

September 30, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other of The Inland Real Estate Group of Companies executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005, Robert D. Parks, who is a shareholder of ours, was Chairman of our Board of Directors.  We have a non-compensatory consulting agreement with Mr. Parks to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and is also a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as the Chairman of our Board of Directors, at which time Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed as a director to fill the vacancy.  Mr. Parks continues to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the three months ended September 30, 2006 and 2005, we paid $293 and $343, respectively, for all the services above.  During the nine months ended September 30, 2006 and 2005, we paid $1,540 and $1,712, respectively, for all the services above.  Of these services $126 and $84 remain unpaid as of September 30, 2006 and December 31, 2005, respectively.

We have chosen to use these services rather than administer them internally because we have the availability of highly experienced professionals who charge us rates we believe are billed at their cost and which we believe are at or below

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

market.   Further, we only incur the cost for these services as we need them and are able to avail ourselves of the quantity discounts and purchasing power of The Inland Real Estate Group of Companies. If we are able to obtain these services on a more favorable basis elsewhere, or if we believe we can perform them in house at less cost, we can terminate these agreements.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in general and administrative expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure from April 1, 2004 to April 1, 2006, required monthly payments of one hundred seventy-five dollars per loan serviced.  Effective April 1, 2006, the fee structure was amended to require monthly payments of one hundred-fifty dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $94 and $109 for the three months ended September 30, 2006 and 2005, respectively.  These same fees totaled $296 and $326 for the nine months ended September 30, 2006 and 2005, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.  Prior to May 1, 2006, the agreement required us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Effective May 1, 2006, the fee was amended allowing annual fees (paid monthly) totaling 1.0% of the first $10,000 of assets, 0.90% of assets from $10,000 to $25,000, 0.80% of assets from $25,000 to $50,000 and 0.75% of the remaining balance.  Such fees are included in general and administrative expenses and totaled $47 and $36 for the three months ended September 30, 2006 and 2005, respectively.  These same fees totaled $155 and $89 for the nine months ended September 30, 2006 and 2005, respectively.  Of these services $31 and none remain unpaid as of September 30, 2006 and December 31, 2005, respectively.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended September 30, 2006 and 2005, we incurred loan fees totaling none and $63, respectively.  During the nine months ended September 30, 2006 and 2005, we incurred loan fees totaling $11 and $174, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

Metropolitan Construction Services (Metro) provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended September 30, 2006 and 2005, we incurred $1,604 and $2,703, respectively, for these services.  During the nine months ended September 30, 2006 and 2005, we incurred $5,456 and $5,916, respectively, for these services.  Of these services $115 and $330 remain unpaid as of September 30, 2006 and December 31, 2005, respectively.  We believe a substantial portion of the amount incurred by Metro is used to honor their obligations to subcontractors.

In May 2005, an affiliate of The Inland Real Estate Group of Companies purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 to this affiliate for each of the three months ended September 30, 2006 and 2005.  These same fees totaled $225 and $125 for the nine months ended September 30, 2006 and 2005, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

4.  Stock Plans and Soliciting Dealer Warrants

On October 20, 2006, we entered into a Merger Agreement with DDR.  As part of this agreement we suspended our DRP, SRP, ESPP and EAP and we have agreed to use our reasonable best efforts to cause each outstanding warrant to purchase our stock to be either exercised or cancelled prior to the closing date of the merger.

Our Independent Director Stock Option Plan, subject to certain conditions, provides for the grant of options to acquire initial shares to each independent director following their appointment and for the grant of additional options to acquire subsequent shares on the date of each annual shareholders' meeting.  The initial options were exercisable at $9.05 per share.  The subsequent options were exercisable at the fair market value of a share on the last business day preceding the

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

annual meeting of shareholders.  As of September 30, 2006 and December 31, 2005, 8 options had been exercised.  As of September 30, 2006 and December 31, 2005, options to acquire 14 shares of common stock were outstanding.

In addition to selling commissions, the dealer manager of our offerings, an affiliate of our former advisor, had the right to purchase soliciting dealer warrants which are re-allowed to the soliciting dealer.  The holder of a soliciting dealer warrant was entitled to purchase one share from us at a price of $12.00 per share during the period commencing one year from the date of the first issuance of any of the soliciting dealer warrants and ending five years after the effective date of each offering.  As of September 30, 2006 and December 31, 2005, 8,551 warrants had been issued.  As of September 30, 2006 and December 31, 2005, 2,507 and 547 warrants have expired, respectively.  As of September 30, 2006, 56 warrants had also been exercised.

On August 23, 2005, our shareholders approved an EAP and an ESPP.  The EAP allowed certain of our employees to be awarded stock shares and/or stock options.  The purpose of the EAP was to provide an incentive to certain employees so that we could retain executive level talent.  The EAP was available only to employees of ours.  We reserved 300 shares of common stock under the EAP with awards to be granted prior to June 2015.  On April 1, 2006, approximately 8 unvested restricted shares and approximately 8 unvested options were issued under the EAP.  The unvested restricted shares and unvested options would vest 20% per year beginning on March 31, 2007.  We granted 25 stock options to acquire 25 shares of stock to an executive employee at an exercise price of $10.75 per share with a term of ten years.  The executive employee resigned on June 12, 2006 and these options would vest in June 2008 if certain conditions were met under the terms of a separation agreement.  Under the separation agreement, this former executive employee was also issued twelve-hundred five shares under the EAP.  As of September 30, 2006, unvested restricted shares and options to acquire an aggregate of approximately 42 shares remained outstanding.

The ESPP allowed our employees to purchase our shares of stock on favorable terms and pay for the purchases through periodic payroll deductions all in accordance with current Internal Revenue Service rules and regulations.  The purpose of the ESPP was to provide our employees with an opportunity to have a stake in the success of our company.  The ESPP was available only to employees of ours.  We reserved 200 shares of common stock under the ESPP.  The ESPP became available to our employees on January 1, 2006.  The purchase price of the shares was at 85% of fair market value and be limited to 5 shares or $25 per employee per calendar year.  We incurred, as an expense, the 15% discount.  As of September 30, 2006, approximately 12 shares were issued to our employees through the ESPP, at a total purchase price of approximately $111.  For the three and nine months ended September 30, 2006, we incurred $6 and $20 of expense, respectively.

Stock options granted and the awards and stocks issued under the EAP and ESPP were accounted for in accordance with SFAS 123R and did not have a material effect upon our accompanying Consolidated Financial Statements.

5.  Leases

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $23,260 and $22,377 as of September 30, 2006 and December 31, 2005, respectively.

Operating Leases

Certain tenant leases contain provisions providing for stepped rent increases and rent abatements.  GAAP requires us to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  As a direct result of recording the effective monthly rent, the accompanying Consolidated Financial Statements include a net increase in rental income of $2,000 and $3,454 for the three months ended September 30, 2006 and 2005, respectively, and $5,207 and $8,853 for the nine months ended September 30, 2006 and 2005, respectively.  The related accounts and rents receivable, net of allowance, as of September

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

30, 2006 and December 31, 2005 were $37,572 and $32,528, respectively.  We anticipate collecting these amounts over the terms of the related leases as scheduled rent payments are made.

6.

Mortgages and Notes Payable

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

For the nine months ended September 30, 2006, we closed on mortgage debt with a principal amount of $5,441, and repaid mortgage debt of $59,758, including mortgage amortization.  The weighted average cost of funds as of September 30, 2006 was approximately 5.28%.

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

The following table shows the debt maturing during the next five years and thereafter.

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:*
Fixed rate debt	$5,342	$101,303	$200,797	$347,545	$990,305	$384,431	$2,029,723
Variable rate debt	12,875	173,891	31,575	4,400	-	-	222,741
	$18,217	$275,194	$232,372	$351,945	$990,305	$384,431	$2,252,464

Weighted average interest rate on maturing debt:
Fixed rate debt	6.37%	5.86%	5.17%	5.11%	4.76%	5.68%
Variable rate debt	7.09%	6.92%	7.06%	7.18%	N/A	N/A

*	The debt maturity table does not include any premiums associated with debt assumed at acquisition of which $8,027, net of accumulated amortization, is outstanding as of September 30, 2006.

The principal balance of $222,741, or 9.89%, of our mortgages payable at September 30, 2006 have a weighted average variable interest rate of 6.95%.  An increase in the variable interest rate on certain mortgages payable constitutes a market risk.

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

We paid off or refinanced all of the debt that matured during the nine months ended September 30, 2006 and 2005.  We intend to pay off or refinance all debt that matures in 2006.

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which no funds were outstanding at September 30, 2006, with a maturity date of May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending September 30, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

We have purchased a portion of our marketable securities through a margin account.  As of September 30, 2006 and December 31, 2005, we have recorded a payable of $3,976 and $3,720, respectively, for securities purchased on margin which are included as a component of mortgages and notes payable.  The margin account bears a variable interest rate of LIBOR plus 50 basis points.  As of September 30, 2006, the interest rate was 5.82%.

7.  Mortgage Note Receivable

On August 8, 2006, we funded a $27,444 mortgage note receivable to an unrelated third party, secured by a property known as East Lloyd Commons Shopping Center, located in Evansville, Indiana.  The note maintains a stated interest rate of 7.25% per annum and has a maturity date of December 31, 2006.  The note requires monthly interest payments only and a final balloon payment due at maturity.

8.  Investment in Unconsolidated Joint Venture

Inland-SAU Retail Fund, L.L.C. (SAU JV) was formed on May 13, 2005.  SAU JV is a strategic joint venture formed between us and Special Account-U, L.P. (SAU), an affiliate of Henderson Global Investors (North America) Inc., an advisor to an institutional investor.  On July 19, 2006, an amendment to the original agreement was signed.  Under the original joint venture agreement, SAU was to contribute 80% of the equity capital (up to $100,000) and we would contribute 20% of the equity capital (up to $25,000).  Under the amended agreement, SAU increased their commitment by an additional $50,000, for an aggregate of $150,000 and we increased our commitment by an additional $12,500, for an aggregate of $37,500.  As of September 30, 2006 and December 31, 2005, we had contributed approximately $21,900 and $15,300, respectively.  Funds contributed to SAU JV will be used primarily to acquire properties located east of the Mississippi that satisfy certain investment guidelines (unless waived by the parties), in addition to our current acquisition underwriting guidelines.  SAU JV owned 27 and 21 properties as of September 30, 2006 and December 31, 2005, respectively.

Cash flow from the operations of the retail properties is to be distributed monthly to SAU and us according to our percentage interests, currently 80% and 20%, respectively. For the three months ended September 30, 2006 and 2005, we received approximately $172 and $23, respectively, in distributions of cash flow from operations.  For the nine months ended September 30, 2006 and 2005, we received approximately $727 and $23, respectively, in distributions of cash flow from operations.

SAU JV’s profit and loss for each year is to be allocated to SAU and us in amounts necessary to cause our respective capital accounts to reflect the distribution of cash flow from a hypothetical liquidation of SAU JV’s assets and liabilities. Our portion of SAU JV’s net loss was $109 and $3 for the three months ended September 30, 2006 and 2005, respectively, which is recorded as a component of other income in the accompanying Consolidated Financial Statements.  Our portion of SAU JV’s net loss was $297 and $3 for the nine months ended September 30, 2006 and 2005, respectively, which is recorded as a component of other income in the accompanying Consolidated Financial Statements.  However, in any year we are paid an incentive distribution, we will receive a special allocation in an amount equal to such incentive distribution.  Any special allocations to us will reduce profit or increase the loss to be allocated to SAU and us.

SAU JV intends to obtain non-recourse debt financing from our joint venture partner or other institutional lenders in an amount no greater than 65% of the total cost of each acquired property.  SAU JV anticipates that such debt financings will be interest only, having fixed or variable rates with scheduled maturities of five to seven years.  In order to expedite the acquisition of a retail property, either SAU or we may advance funds to SAU JV until debt financing is obtained.  Such advances will be evidenced by a note due on demand, bearing a market rate of interest and secured by the respective retail property. During the nine months ended September 30, 2006, we funded approximately $75,000 of advances to SAU.  None remain unpaid as of September 30, 2006 and December 31, 2005.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The acquisition fees we earned relative to the properties acquired by SAU JV are recorded as a component of other income in the accompanying Consolidated Financial Statements, net of the fees related to our 20% equity contribution to SAU JV, totaling approximately $39 and $247 for the three months ended September 30, 2006 and 2005, respectively and totaling approximately $356 and $247 for the nine months ended September 30, 2006 and 2005, respectively.  SAU JV plans to acquire additional properties using leverage consistent with its existing business plan to achieve its investment objectives.

In addition to the SAU JV agreement, we also entered into a contract with a financial advisor to provide capital raising services related to SAU JV.  We will pay them a fee equal to 2% of the capital contributed by SAU.  This fee is earned by the financial advisor pro-rata over the five year period commencing one year from the date of each contribution, and is partially refundable to us if one of the SAU JV partners sells its ownership interest to the other at any point during that time.  These fees are capitalized as part of our investment in this unconsolidated joint venture.  One-half of the fees are payable thirty days after each SAU capital contribution and the other one-half are payable on the first anniversary of such contribution.  Such fees totaled approximately $45 and $309 for the three months ended September 30, 2006 and 2005, respectively.  Such fees totaled approximately $499 and $340 for the nine months ended September 30, 2006 and 2005, respectively.  Fees of $655 and $981 remain unpaid as of September 30, 2006 and December 31, 2005, respectively.

Also as part of the SAU JV agreement, we will receive an annual asset management fee of 0.15% of the gross asset value for each property acquired, for as long as such property is owned by SAU JV.  We earned asset management fees of approximately $114 and $12 for the three months ended September 30, 2006 and 2005, respectively, which are recorded as a component of other income in the accompanying Consolidated Financial Statements.  We earned asset management fees of approximately $306 and $12 for the nine months ended September 30, 2006 and 2005, respectively, which are recorded as a component of other income in the accompanying Consolidated Financial Statements.

We, through our property management companies, provide management and leasing services to SAU JV for a monthly property management and leasing fee of 4.5% of actual gross income on the properties, payable monthly, in arrears.  We earned property management fees of approximately $284 and $27 for the three months ended September 30, 2006 and 2005, respectively, which are recorded as a component of other income in our accompanying Consolidated Financial Statements.  We earned property management fees of approximately $797 and $27 for the nine months ended September 30, 2006 and 2005, respectively, which are recorded as a component of other income in our accompanying Consolidated Financial Statements.

9.  Recent Developments

During the nine months ended September 30, 2006, we acquired two single user retail properties and two land parcels for future development totaling approximately 27,800 square feet and 24 acres, respectively, for an aggregate gross purchase price of $22,105.  We also funded three earnouts for an aggregate gross purchase price of $4,009, placed one 10,000 square foot development property into service and completed the construction of an approximately 3,400 square foot building located on an outlot at one of our existing properties.

During the nine months ended September 30, 2006, we closed on two mortgages payable resulting in proceeds of $5,441.  These mortgages payable have fixed interest rates of 4.86%.  We paid off ten mortgages payable, with an average interest rate of 6.84%, totaling $54,215 that matured during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, SAU JV acquired six retail properties and an outlot totaling approximately 526,700 square feet and four acres, respectively, for an aggregate gross purchase price of approximately $89,072.  In association with these acquisitions, SAU JV closed on six mortgages payable for approximately $57,349.  These mortgages payable have fixed interest rates ranging from 5.31% to 5.97%.

On February 14, 2006, we received approximately five thousand shares of Sears Holding stock as an additional termination fee on the leases for three Kmart stores at three of our properties located in Plant City, Florida; Bradenton, Florida; and Macon, Georgia.  In connection with the lease termination, we recorded lease termination fee income of approximately $628, which represents the value of the stock described above.  This termination fee income is recorded as a component of other property income in our accompanying Consolidated Financial Statements.

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

On March 29, 2006, we entered into a lease termination agreement with a tenant relating to an approximately 42,000 square foot space at our property, located in Southern Pines, North Carolina, in exchange for a lease termination payment of $3,325.  In connection with this lease termination, we recorded lease termination fee income of $3,274, which represents the termination payment described above, less the write-off of intangible assets associated with the tenant’s lease and is recorded as a component of other property income in our accompanying Consolidated Financial Statements.  The lender, holding a mortgage note secured by this property, required this lease termination to be deposited into an interest bearing escrow account with the lender to fund future disbursements to be made in connection with the re-tenanting of the vacated space.

On April 17, 2006, we received $4,040 as settlement of our bankruptcy claims related to Footstar, a former tenant who had leased an aggregate of 85,900 square feet at five of our retail centers.  The bankruptcy settlement was recorded as a termination fee and is recorded as a component of other property income in our accompanying Consolidated Financial Statements.

On August 10, 2006, we entered into a $4,650 settlement agreement with the Florida Department of Transportation regarding the condemnation of 0.85 acre at our property known as Cortez Plaza, located in Bradenton, Florida.  This settlement resulted in a gain of $3,043, which is recorded as a component of other income in our accompanying Consolidated Financial Statements.  In connection with this settlement, the lender applied $3,067 to the outstanding principal of the mortgage payable secured by this property.  The settlement agreement also provided funds of $650 for site restoration that were deposited into an interest bearing escrow account with the lender.

On September 19, 2006, we entered into a Multi-Site Agreement with Thomas Enterprises, Inc. (Thomas).  Per the provisions of the agreement, Thomas waived the right to receive future earnout payments at three properties and received extensions in the amount of time allowed to be paid earnouts at three other properties.  Thomas also agreed to assume responsibility for full payment and performance obligations associated with a negotiated agreement resulting from legal proceedings brought by an adjacent property owner regarding improper storm water drainage from our property known as Hiram Pavilion in Hiram, Georgia.  In addition, Thomas agreed to indemnify and hold harmless us and the lender for Hiram Plaza from any claim, loss or expense associated with the aforementioned agreement or a drainage encroachment over and through an adjacent tract. In conjunction with this settlement, we forgave $104 in net receivables due from Thomas.

10.  Segment Reporting

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

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

11.  Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted average number of common shares outstanding for the period (the common shares).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercise of existing options or other contracts calculated under the treasury method.  As of September 30, 2006 and December 31, 2005, unvested restricted shares and options to acquire an aggregate of 56 and 14 shares of common stock, respectively, were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.  Pursuant to the 2004 business combination, 19,700 shares were held in escrow with 14,775 shares released on the first anniversary of the merger closing date and the balance, 4,925 shares, released on June 22, 2006.

As of September 30, 2006 and December 31, 2005, warrants to purchase 5,988 and 8,004 shares of common stock at a price of $12.00 per share were outstanding, respectively.  These warrants were not included in the computation of diluted EPS because the exercise price of such warrants was greater than the fair market value of common shares.  As of September 30, 2006, 56 warrants had been exercised and 2,507 warrants have expired.

The basic and diluted weighted average number of common shares outstanding were 261,130 and 254,274 for the nine months ended September 30, 2006 and 2005, respectively.  The basic and diluted weighted average number of common shares outstanding were 262,796 and 255,744 for the three months ended September 30, 2006 and 2005, respectively.

12.  Commitments and Contingencies

We are at various stages (including planning) in the development and redevelopment of twenty-one projects.  Certain of our development projects are structured in conjunction with other developers.  When we engage in these projects, we concurrently enter into a co-development agreement with an unrelated developer to oversee the project, including supervision of the general contractor and leasing activities.  We only enter into these types of projects when at least one anchor tenant's lease is signed, at which time we acquire the land.  Under the co-development agreement, the developer is entitled to a base fee generally paid monthly and an incentive fee calculated on the operating cash flow of the project upon completion.

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

Several properties we have purchased have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay a higher purchase price when such vacant space is rented, a tenant moves into its space and begins to pay rent.  The earnout payments are based on a pre-determined formula applied to the rental rates achieved.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any additional obligation.  Based on pro forma leasing rates, we may pay as much as $8,752 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

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

At September 30, 2006 and December 31, 2005, notes receivable totaled $3,150 and $448, respectively, and was included in developments in progress on our accompanying Consolidated Financial Statements.  Subsequent to September 30, 2006, the $3,150 note receivable was repaid in connection with the closing of an earnout at one of our existing properties.  On February 20, 2006, we reached an agreement with the developer of one of our properties to forgive the $448 note receivable which matured on December 31, 2005.  We funded the $448 as part of a construction loan with the developer

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

who built a 12,000 square foot retail space but was unable to secure a tenant for the space as required under the terms of an earnout agreement.  We determined that it was advantageous for us to receive a deed to the retail space and forgive the note because, in our judgment, it would have cost significantly more than $448 if we were to construct the property ourselves.  The developer also agreed to pay interest on the loan owed through the date of the agreement.

On January 4, 2006, a citizen’s suit was brought against eighteen parties, including government officials, under the Resource Conservation and Recovery Act to clean up twelve sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (Inland Southeast), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (Property), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  In October, 2006 the plaintiffs filed an amended complaint in which they dropped all substantive claims against Inland Southeast, keeping Inland Southeast in the case only as a necessary party/property owner for access to the site.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect of soil contamination.  The amended complaint seeks substantive relief only from defendant Honeywell International.

The defendants have dropped all cross-claims against one another, except as to Honeywell International.  In addition, we have reached a settlement agreement that calls for us and Honeywell International to dismiss all cross claims the parties have asserted against each other without prejudice.  Honeywell International will indemnify and defend us against any claims and liabilities related to the chromium-bearing waste at the property, as well as perform or cause to be performed, at no cost or expense to us, any remediation of chromium waste at, on or under the property to the extent required by any governmental authority or litigation.  Based upon this and other available information, we believe that the outcome of this case will not have a material adverse effect on our consolidated financial position or results of operations.

13.  Subsequent Events

We paid distributions of $18,205 to our shareholders in October 2006.  We declared distributions of approximately $18,259 to our shareholders in October 2006, to be paid in November 2006.

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (Captive), which is wholly owned by us and three other entities sponsored by Inland Real Estate Investment Corporation; Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  An affiliate of The Inland Group, Inland Risk & Insurance Management Services, Inc., provides services to the Captive. The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer for coverage on properties of its members. The costs of portions of these insurance policies will be funded or reimbursed by members of the Captive.  The premiums associated with the non-catastrophic property and casualty insurance policies purchased by the Captive will be divided among each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur, and a proportional allocation of associated operating costs. Each member will initially contribute approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by the third party insurer.  Future contributions to capital will be made in the form of premium payments determined for each member based on its individualized loss experiences as well as the level of deductible each member desires.  We are required to remain a member of the Captive for a period of five years, or for a shorter period of time as determined by the members.

On October 6, 2006, we borrowed $40,000 on our line of credit with KeyBank.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On October 9, 2006, we repaid a variable interest rate mortgage payable totaling $2,000.  On the date of payoff, the interest rate was approximately 7.2%.

On October 10, 2006, the TRS purchased approximately 85 acres of vacant land for future development for approximately $15,311.

On October 16, 2006, our Board of Directors established 2006 targets for our Senior and Executive Officer Incentive Plan.

On October 20, 2006, we entered into a Merger Agreement with DDR.  As part of this agreement we suspended our DRP, ESPP and SRP.

On October 20, 2006, our Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved us to enter into a Senior Management Retention and Severance Agreement with Barry L. Lazarus, our President and Chief Executive Officer.  The effective date of Mr. Lazarus’ Senior Management Retention and Severance Agreement is October 1, 2006.  The terms and provisions of Mr. Lazarus’ Senior Management Retention and Severance Agreement define a Covered Termination as the termination of Mr. Lazarus’ employment during the Protection Period, as defined, (i) by us for any reason other than for Cause, as defined, or (ii) by Mr. Lazarus for Good Reason, as defined, or (iii) as a result of Mr. Lazarus’ death; provided, however, Mr. Lazarus shall not be considered to have suffered a Covered Termination in the event Mr. Lazarus’ employment terminates (i) by action of us for Cause, (ii) by action of Mr. Lazarus other than based on Good Reason, (iii) or for any reason after the Protection Period.

Pursuant to Mr. Lazarus’ agreement, in the event of a Trigger Event (defined as either (i) the occurrence of a Change in Control, as defined, during the term of Mr. Lazarus’ agreement and while Mr. Lazarus is employed by us or (ii) a the occurrence of both (A) a Covered Termination of Mr. Lazarus’ employment and (B) a Change in Control which occurs after, but not more than 180 days after, such Covered Termination), subject to the satisfaction of certain conditions set forth in Mr. Lazarus’ agreement, we shall pay Mr. Lazarus $3,310 or approximately $2,100 net of estimated federal, state or local income or employment tax to be incurred by him (the “Change in Control Payment”) simultaneously with the closing of the transaction which gives rise to a Change in Control.  In addition, in the event Mr. Lazarus suffers a Covered Termination following a Change in Control and Mr. Lazarus elects continuation coverage for himself or his dependents as available under applicable law under our medical plans or any successor entity, we shall pay directly, or reimburse Mr. Lazarus for the cost of, the premiums for such continuation coverage for as long as Mr. Lazarus or his dependents are entitled to and continue such continuation coverage under applicable law.  In addition, Mr. Lazarus is entitled to tax “gross-up” payments under his agreement such that the net amount retained by Mr. Lazarus after deduction of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, and any interest charges or penalties in respect of the imposition of such excise tax (but not any federal, state or local income or employment tax) on the Change in Control Payment and any federal, state or local income, employment or excise tax on any such additional payments (including the initial Gross-Up Payment) shall be equal to the Change in Control Payment.  We and Mr. Lazarus acknowledge in the agreement that we have each independently determined that the anticipated Gross-Up Payment would be approximately $1,500.  In addition to standard confidentiality, non-solicitation and assignment of invention covenants, Mr. Lazarus agrees in his agreement to, subject to the satisfaction of certain conditions, provide certain transition services following a Change in Control as an independent contractor for compensation comparable to Mr. Lazarus’ base salary prior to the Change in Control for a period of up to 180 days following the Change in Control.

Pursuant to a severance benefits policy approved by our Board of Directors for non-senior employees, in the event of a Covered Termination, as defined, during the Protection Period, as defined, each non-senior employee will be entitled to be paid the severance benefit in cash by us promptly upon a Change in Control.  The aggregate severance benefit potentially payable by us to the 170 non-senior employees is approximately $7,900.  In addition, in the event the non-senior employee suffers a Covered Termination following a Change in Control and the non-senior employee timely elects continuation coverage for himself or his dependents as available under applicable law under our medical plans or any successor entity, we shall pay directly or reimburse the non-senior employee for the cost of the premiums for such continuation coverage for a specified maximum period.  However, our obligation to pay for or provide benefits under the plan for non-senior personnel shall terminate upon the non-senior employee accepting other employment.

INLAND RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Our Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, also approved the payment of “stay bonuses” to certain of our non-senior personnel.  The “stay bonuses” are either single trigger bonuses (to be paid by us if a transaction is announced) or double trigger bonuses (to be paid by us if a transaction is announced and closes), and are payable by us simultaneously with the closing of the transaction which gives rise to a Change in Control.  The aggregate amount of stay bonuses potentially payable by us to the 35 non-senior personnel is approximately $407.

In addition, our Board of Directors approved the payment of a $50 retainer to Richard P. Imperiale, in his capacity as Chairman of the Board of Directors, and the payment of a $10 retainer to each of the other members of the Board of Directors (other than Thomas P. McGuinness, who will receive a $5 retainer, and Brenda G. Gujral, who will receive no retainer), in each case for service on the Board of Directors for the 2006 calendar year.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent.  On October 27, 2006, we funded an earnout for approximately $5,600 at one of our existing properties.  In connection with this closing the $3,150 note receivable was repaid.

On October 31, 2006, the TRS funded $4,048 to PDG for our equity participation in 53 acres of vacant land for future commercial development.

On November 1, 2006, we repaid a $4,400 mortgage payable with a fixed interest rate of 6.26%.

On November 9, 2006, we borrowed $25,000 on our line of credit with KeyBank.

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

The following are highlights of our performance in 2006:

-

Our portfolio grew from 284 operating properties at December 31, 2005 to 287 operating properties at September 30, 2006;

-

Our joint venture has acquired 27 properties, of which six were acquired in 2006;

-

We successfully completed the development of one new property and the redevelopment of two properties in our portfolio; and

-

Our development division started construction of one project, while acquiring two land parcels to be developed later this year.

On October 20, 2006, we and Developers Diversified Realty Corporation (DDR) and DDR IRR Acquisition LLC (Merger Sub) entered into an Agreement and Plan of Merger (the Merger Agreement). Under the Merger Agreement, we will merge with and into Merger Sub (the Merger), with Merger Sub continuing after the merger as the surviving entity and as a subsidiary of DDR.

At the effective time of the Merger, (i) each outstanding share of our common stock will be converted into the right to receive $14 per share in cash without interest plus an amount equal to $0.069167 multiplied by the quotient of: (a) the number of days between the last day of the last month for which we paid a full monthly dividend, and the closing date of the Merger, over (b) the number of days in the month in which the closing occurs, without interest, subject to adjustment in certain circumstances (the Merger Consideration). DDR may at their option elect to issue up to $4 per share of the Merger Consideration in the form of common shares of DDR (DDR Common Stock), which DDR Common Stock valuation will be based on the l0-day average closing price of DDR Common Stock two days prior to our stockholders' meeting to approve the Merger Agreement (a Stock Election). DDR may make a Stock Election up to 15 days prior to our stockholders' meeting. DDR may revoke a Stock Election at any time so long as such revocation would not make it reasonably necessary to delay our stockholders' meeting for more than 10 business days.

Each outstanding and unexercised option to purchase our common stock will be fully accelerated and converted into the right to receive cash equal to the product of (a) the excess, if any, of $14 per share over the exercise price of the option, and (b) the number of shares of our common stock issuable pursuant to the unexercised portion of such option.

We have agreed to use our reasonable best efforts to cause each outstanding warrant to purchase our common stock to be either exercised and cancelled in accordance with the terms of the warrant, or to have the warrant holder agree to receive the product of (a) the excess, if any, of $14 per share over the exercise price of the warrant, and (b) the number of shares of our common stock subject to the warrant in exchange for cancellation of such warrant.

Each share of restricted stock of ours will be fully accelerated and the contractual restrictions thereon will terminate.

The Merger Agreement has been unanimously approved by the Board of Directors of DDR, and has been unanimously approved by our Board of Directors, with two of our related party directors recusing themselves.

The Merger Agreement requires the closing of the Merger to occur within two business days after all of the closing conditions have been satisfied, unless the parties mutually agree to hold the closing at a later date.  We expect the Merger to be consummated shortly after our shareholders' meeting to approve the Merger, which we expect to occur in the first quarter of 2007.

We have agreed that, if directed by DDR, we will enter into one or more real estate purchase agreements pursuant with DDR or their designee, pursuant to which DDR or the designee would purchase certain real estate assets and/or equity interest from us.  The closing of the asset sales would occur immediately prior to the effective time of the Merger.

We have also agreed to immediately suspend our DRP, ESPP and SRP.  These plans will thereafter be terminated by us, as of the effective time of the Merger.

The Merger Agreement contains customary representations and warranties of ours regarding certain aspects of our business and properties and other matters pertaining to the Merger and also contains customary representations and warranties of DDR and Merger Sub regarding various matters pertinent to the Merger.  The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates.

In the event that the Merger Agreement is terminated under certain circumstances, as defined, including but not limited to, us entering into a definitive agreement providing us with a superior offer, we will be obligated to pay DDR a termination fee equal to $80,000 plus DDR's expenses.

As a result of the proposed merger, we do not intend to hold an annual stockholder meeting and instead will hold a special meeting to vote on the proposed merger.

Additional information on this proposed transaction is included in our Current Report on Form 8-K, filed with SEC on October 24, 2006.

Overview

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

Going forward, we plan to grow and improve performance through portfolio acquisitions, additional acquisitions for our existing joint venture, the formation of new joint ventures, and new development and redevelopment of existing properties. Our acquisition strategy may include the purchase of an existing portfolio of properties as well as individual acquisitions. We may also consider acquiring other businesses whose operations we feel will complement ours. In order to accomplish this growth we expect to have available cash through excess funds generated from operations (the difference between funds we produce from operating our properties, less debt payments, general and administrative expenses and distributions to our shareholders), lines of credit and other financial resources which we believe are available to us, including available cash through DRP proceeds, if reinstated.

Hurricane Damage

Between August 25, 2005 and October 24, 2005, three hurricanes: Katrina, Rita and Wilma, hit the southeast and Gulf coast regions of the United States.  Our properties located in these regions sustained minimal wind and water damage from Katrina and no damage from Rita.  Of the 39 properties, totaling approximately three million square feet, located in the path of hurricane Wilma, certain properties incurred damage to landscaping, signage and the building exteriors.  Total repair and clean–up costs are estimated to be approximately $1,200, of which $1,107 and $697 was paid as of September 30, 2006 and December 31, 2005, respectively.  These expenses are not reimbursable by insurance.

Occupancy

Occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.  As of September 30, 2006, our overall average percent leased and physical occupancy were approximately 95.2% and 94.6%, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2006 to September 30, 2005

The table below represents selected operating information for the total portfolio of 287 properties and for the same store portfolio consisting of 275 properties acquired or placed in service on or prior to January 1, 2005 and owned as of September 30, 2006.  The properties in the same store portfolio were owned for the entire three months ended September 30, 2006 and September 30, 2005.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Revenues:
Rental income	$ 100,399	$ 101,213	$ (814)	(0.8)	$ 99,006	$ 99,485	$ (479)	(0.5)
Tenant recovery income	22,107	22,034	73	0.3	21,988	21,732	256	1.2
Other property income	719	2,503	(1,784)	(71.3)	757	2,502	(1,745)	(69.7)
Total revenues	123,225	125,750	(2,525)	(2.0)	121,751	123,719	(1,968)	(1.6)

Expenses:
Property operating expenses	20,376	17,633	2,743	15.6	19,972	17,256	2,716	15.7
Real estate taxes	13,228	14,265	(1,037)	(7.3)	13,253	14,101	(848)	(6.0)
Depreciation and amortization	36,357	36,078	279	0.8	35,826	35,237	589	1.7
General and
administrative expenses	3,130	2,417	713	29.5	-	-	-	-
Total expenses	73,091	70,393	2,698	3.8	69,051	66,594	2,457	3.7

Operating income	50,134	55,357	(5,223)	(9.4)	52,700	57,125	(4,425)	(7.7)

Other income/(expense)	5,690	1,199	4,491	374.6	-	-	-	-
Interest expense	(30,399)	(30,400)	(1)	(0.0)	(30,114)	(29,558)	556	1.9

Net income available to
common shareholders	$ 25,425	$ 26,156	$ (731)	(2.8)	$ 22,586	$ 27,567	$ (4,981)	(18.1)

Rental Income.  Rental income for the total portfolio decreased $1,250 due to the sale of 12 properties to SAU JV during 2005.  This decrease was partially offset by an increase of $800 related to the six properties acquired subsequent to June 30, 2005.  Although occupancy remained relatively stable, properties that experienced a decrease in occupancy resulted in a decrease in rental income of approximately $3,400 while properties that experienced an increase in occupancy resulted in an increase in rental income of approximately $2,400.  This decrease was partially offset by a net increase in amortization of acquired above and below market leases of approximately $600 primarily due to write-offs related to early lease terminations.

Tenant Recovery Income.  Tenant recovery income represents reimbursements from tenants for common area expenses and real estate taxes incurred by the property.  The increase for the total and same store portfolios is primarily due to an increase in reimbursable common area expenses, offset by a decrease in real estate taxes as described below.

Other Property Income.  Other property income includes termination fees, miscellaneous operating income and charges assessed to tenants for damages and late fees.  The decrease for the total and same store portfolios is due to a reduction in termination fee income of $1,845.

Property Operating Expense. Property operating expenses includes common area expenses that are reimbursed by tenants according to their lease terms and non-reimbursable operating expenses.  The total and same store portfolios increased due to additional common area expenses of approximately $1,000 primarily due to increased utility and property maintenance costs.  Provision for bad debt expense increased approximately $1,000 during the three months ended September 30, 2006 as a result of the resolution of outstanding tenant disputes regarding previously billed common area expense recovery income.  Marketing expenses increased approximately $270 as a result of increased advertising and legal expenses increased approximately $280 related to more aggressive tenant collection efforts and 440 Commons litigation costs described in Note 12 of our Consolidated Financial Statements.  In addition, non-reimbursable repair and maintenance expenses increased approximately $270.

Real Estate Taxes.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and are included as a component of tenant recovery income.  Real estate taxes for the total and same store portfolios decreased as a result of revisions to our 2006 estimates based upon actual tax bills received during the third quarter of 2006.

Depreciation and Amortization.  Depreciation expense for the total portfolio increased approximately $162 due to the acquisition of six properties subsequent to June 30, 2005 and one development property placed in service in 2006.  In addition depreciation and amortization for the total and same store portfolio increased $391 and $549, respectively, due to asset disposals related to early lease terminations.  The increase for the total portfolio is offset by a reduction in 2006 depreciation and amortization related to the 12 properties sold to SAU JV in 2005.

General and Administrative Expenses.  General and administrative expenses increased approximately $713.  An increase of approximately $300 is primarily due to additional salaries and employee related costs due to our formation of an asset management department to oversee acquisitions, dispositions and investment property asset management and the non-capitalized salaries and employee related costs of increased staff from the expansion of our development and redevelopment efforts.  We incurred an increase of approximately $400 in temporary staffing costs for the review of our tenant leases, fees for the management of our investment portfolio and overall general and administrative costs.

Other Income/(Expense). Other income increased $3,043 due to a condemnation settlement received for our property known as Cortez Plaza, located in Bradenton, Florida.  In addition, increases in short term investments and related interest rates resulted in additional income earned of $623.  Dividend income also increased $233 due to an increase in our investment in securities and related interest earned on those securities.  Acquisition, property management and asset management fees earned for services rendered to SAU JV increased $188 and franchise tax expense decreased approximately $241.

Interest Expense.  Interest expense for the total portfolio decreased $570 as the weighted average outstanding balance on the line of credit was none and $36,300 for the three months ended September 30, 2006 and September 30, 2005, respectively.  Interest expense for the total and same store portfolios increased $1,200 as the weighted average interest rate on variable rate mortgages payable increased from 4.26% to 6.95% from September 30, 2005 to September 30, 2006.  The increase on variable rate mortgages was offset by a $700 decrease in interest expense due to principal paydowns of $59,758 during 2006.

Comparison of Nine Months Ended September 30, 2006 to September 30, 2005

The table below represents selected operating information for the total portfolio of 287 properties and for the same store portfolio consisting of 275 properties acquired or placed in service on or prior to January 1, 2005 and owned as of September 30, 2006.  The properties in the same store portfolio were owned for the entire nine months ended September 30, 2006 and September 30, 2005.

	Total Portfolio				Same Store Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Revenues:
Rental income	$ 299,310	$ 298,366	$ 944	0.3	$ 295,411	$ 295,892	$ (481)	(0.2)
Tenant recovery income	69,889	66,404	3,485	5.2	69,391	65,998	3,393	5.1
Other property income	10,144	3,225	6,919	214.5	10,091	3,189	6,902	216.4
Total revenues	379,343	367,995	11,348	3.1	374,893	365,079	9,814	2.7

Expenses:
Property operating expenses	52,859	48,379	4,480	9.3	51,994	47,757	4,237	8.9
Real estate taxes	42,683	41,012	1,671	4.1	42,344	40,763	1,581	3.9
Depreciation and amortization	108,314	107,721	593	0.6	106,026	106,428	(402)	(0.4)
General and
administrative expenses	8,768	7,413	1,355	18.3	-	-	-	-
Total expenses	212,624	204,525	8,099	4.0	200,364	194,948	5,416	2.8

Operating income	166,719	163,470	3,249	2.0	174,529	170,131	4,398	2.6

Other income/(expense)	9,184	3,126	6,058	193.8	-	-	-	-
Interest expense	(91,790)	(88,889)	2,901	3.3	(90,777)	(87,832)	2,945	3.4

Net income available to
common shareholders	$ 84,113	$ 77,707	$ 6,406	8.2	$ 83,752	$ 82,299	$ 1,453	1.8

Rental Income.  Rental income for the total portfolio increased $3,140 due to properties acquired subsequent to December 31, 2004.  This increase is partially offset by a decrease of $1,700 due to the sale of 12 properties to SAU JV during 2005.  Rental income for the total and same store portfolios decreased approximately $360 due to amortization of acquired above and below market lease intangibles primarily due to write-offs related to early lease terminations.

Tenant Recovery Income.  Tenant recovery income represents reimbursements from tenants for common area expenses and real estate taxes incurred by the property.  The increase for the total and same store portfolios is primarily due to an increase in reimbursable common area expenses and real estate taxes as described below.

Other Property Income.  Other property income includes termination fees, miscellaneous operating income and charges assessed to tenants for damages and late fees.  The increase for the total and same store portfolios is due to additional termination fee income of $6,361.

Property Operating Expense. Property operating expenses includes common area expenses that are reimbursed by tenants according to their lease terms and non-reimbursable operating expenses.  Common area expenses for the total and same store portfolio increased $1,304 and $1,153, respectively, due to increased utility and property maintenance costs.  Provision for bad debt expense increased approximately $600 during the nine months ended September 30, 2006 as a result of the resolution of outstanding tenant disputes regarding previously billed common area expense recovery income. Marketing expenses increased approximately $830 as a result of increased advertising and legal expenses increased approximately $560 related to more aggressive tenant collection efforts and 440 Commons litigation costs described in Note 12 of our Consolidated Financial Statements.  Property management salaries and operating expenses increased approximately $590 and non-recoverable repair and maintenance expenses increased approximately $139.

Real Estate Taxes.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and are included as a component of tenant recovery income.  Real estate taxes for the total and same store portfolios increased as a result of increased assessed values and real estate tax rates.

Depreciation and Amortization.  Depreciation expense for the total portfolio increased approximately $1,595 due to the 11 properties acquired subsequent to December 31, 2004 and one development property placed in service in 2006.  The increase for the total portfolio is offset by a reduction in depreciation and amortization expense of $311 due to fewer asset disposals related to early lease terminations and $561 due to the sale of 12 properties to SAU JV in 2005.  Depreciation expense for the same store portfolio decreased approximately $400 due to asset disposals related to early lease terminations during the nine months ended September 30, 2005.

General and Administrative Expenses.  General and administrative expenses increased approximately $1,355.  An increase of approximately $722 is primarily due to additional salaries and employee related costs due to our formation of an asset management department to oversee acquisitions, dispositions and investment property asset management and the non-capitalized salaries and employee related costs of increased staff from the expansion of our development and redevelopment efforts.  In addition, we incurred approximately $295 related to a separation agreement with an executive officer who resigned during the second quarter of 2006.  Investor services costs increased approximately $334 as a result of engaging the Registrar and Transfer Company in March, 2005 as our common stock transfer agent.  We also incurred an increase of approximately $104 in temporary staffing costs for the review of our tenant leases, offset by a decrease in non-recurring legal fees of approximately $190.

Other Income/(Expense).  Other income increased $3,043 due to a condemnation settlement received for our property known as Cortez Plaza, located in Bradenton, Florida.  In addition, increases in short term investments and related interest rates resulted in additional income earned of $1,933.  Dividend income also increased $557 due to an increase in our investment in securities and the related interest earned on those securities.  Acquisition, property management and asset management fees earned for services rendered to SAU JV increased $1,212, offset by an increase in franchise tax expense of approximately $135.

Interest Expense.  Interest expense for the total and same store portfolios increased $3,900 as the weighted average interest rate on variable rate mortgages payable increased from 4.26% to 6.95% from September 30, 2005 to September 30, 2006.  This increase on variable rate mortgages was partially offset by a $1,000 decrease in interest expense due to principal paydowns of $59,758 during 2006.

Liquidity and Capital Resources

General

Since our formation in 1998, our principal cash demands have been for property acquisitions, including development, payment of operating expenses and distributions, and payment of interest on outstanding indebtedness.  Prior to 2005, our cash needs for acquisitions had been funded by the sale of shares of common stock and cash raised through financing each property purchased.  Since 2005, the majority of our purchases have been made for SAU JV.  Properties bought for our portfolio were funded through available cash or our line of credit and permanent debt.  Operating cash needs, including payment of debt service, have been met through cash flow generated by our properties.  Because we are no longer offering stock for sale to the public, our remaining source of investor capital was the DRP proceeds.  On October 20, 2006, pursuant to the Merger Agreement, the DRP was suspended, which could have a negative impact on our cash flow.  In addition, if we decide to place debt on new acquisitions, we can benefit from financing each new acquisition at approximately 50% to 60% of acquisition cost.  Assuming we use our net available cash and our line of credit, we estimate we could purchase additional real estate of approximately $27,500 in 2006, although there can be no assurance in this regard.

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

Liquidity

On March 24, 2006, we renewed our $100,000 line of credit with three financial institutions of which no funds were outstanding at September 30, 2006, with a maturity date of May 6, 2007.  This line of credit has an accordion feature which will allow us to increase the line of credit up to $250,000 if the need arises.  The line of credit is available to us for one year with an option to renew annually for two consecutive years.  This facility requires that we comply with certain financial covenants, which include a limitation on the ratio of our debt to the value of our total assets, based on a specific formula, as well as the level of our earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to overall interest expense.  We were in compliance with those covenants for the reporting period ending September 30, 2006.  This line of credit gives us flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements.

Shareholder Liquidity

In the Merger Agreement entered into on October 20, 2006, between us and DDR, we agreed to immediately suspend the DRP and SRP.

The DRP, subject to certain share ownership restrictions, allowed shareholders to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP were not subject to selling commissions or the marketing contribution and due diligence expense allowance.  On April 7, 2005, we increased the share acquisition price under the DRP to $10.25 per share for all transactions.  Prior to April 7, 2005, participants could acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the shares were listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP would be appropriately amended.  On February 7, 2006, we increased the share acquisition price under the DRP to $10.50 per share for all transactions.  On July 7, 2006, we increased the share acquisition price under the DRP to $11.00 per share for all transactions.

The SRP, subject to certain restrictions, provided eligible shareholders with limited, interim liquidity by enabling them to sell shares back to us.  For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at two percent of the weighted average of our outstanding shares as of December 31, 2005.  On March 15, 2005, we increased the share repurchase price under the SRP to $10.25 per share for all share repurchases.  Prior to March 15, 2005, shares were repurchased by us at prices ranging from $9.25 to $10.00, depending upon the length of shareholder ownership measured in years.  On February 7, 2006, we increased the share repurchase price under the SRP to $10.50 per share for all share repurchases.

Repurchases under the SRP were made at least once quarterly in the order in which requests were received.  Funding for the SRP came exclusively from proceeds that we received from the sale of shares under the DRP and such other operating funds, if any, as our Board of Directors, at its sole discretion, reserved for this purpose.

Our Board of Directors, at its sole discretion, could choose to terminate the SRP, or reduce the number of shares repurchased under the SRP, if it determined that the funds allocated to the SRP were needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.  A determination by the Board of Directors to eliminate or reduce the SRP would require a majority vote of the directors.

We could not guarantee that the funds set aside for the SRP would be sufficient to accommodate all requests made each year.  If funds were not available for the SRP when repurchase was requested, the shareholder could: (i) withdraw the request; or (ii) ask that we honor the request at such time, if any, when funds were available.  Such pending requests will be honored in the order in which received.

There was no requirement that shareholders sell their shares to us.  The SRP was only intended to provide interim liquidity for shareholders until a liquidity event occurred such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or a merger with a listed company.  No assurance could be given that any such liquidity event would occur.

Shares repurchased by us under the SRP were canceled and had the status of authorized but unissued shares.  Shares acquired by us through the SRP were not reissued unless they were first registered with the SEC under the Securities Act of 1933, as amended (the Act), and under appropriate state securities laws, or otherwise issued in compliance with such laws.

The following table outlines the stock repurchases made during the quarter ended September 30, 2006 under the SRP:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
July 1, 2006 – July 31, 2006	296	$10.50	296	2,515
August 1, 2006 – August 31, 2006	453	$10.50	453	2,062
September 1, 2006 - September 30, 2006	522	$10.50	522	1,540
Total	1,271		1,271

(1)

For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2005.  The share limit for 2006 was 5,102.  As of October 20, 2006, the SRP was suspended.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was $206,797 and $204,831 for the nine months ended September 30, 2006 and 2005, respectively.  The $1,966 increase in 2006 of net cash flow provided by operating activities continues to reflect the stable condition of our investment properties as evidenced by an $11,128 increase in 2006 adjusted net income offset by a decrease of $9,162 in the net change in assets and liabilities.

Cash Flows From Investing Activities

Cash flows used in investing activities were $100,445 and $149,648 for the nine months ended September 30, 2006 and 2005, respectively.  The cash flows used in investing activities were primarily for the acquisition of two single-user retail properties, three earnouts and three land parcels during the nine months ended September 30, 2006 and 17 properties, ten earnouts and four land parcels for the nine months ended September 30, 2005.  In addition, during the nine months ended September 30, 2006, an approximately $27,000 mortgage receivable was funded to an unrelated third party.

Our investment in securities at September 30, 2006 and 2005 consists primarily of equity investments in various real estate investment trusts and is classified as available-for-sale securities, recorded at fair value.  We purchased investment securities for the nine months ended September 30, 2006 in the amount of $3,227 and increased our margin account by $255.  We purchased investment securities for the nine months ended September 30, 2005 in the amount of $904 and decreased our margin account by $1,852.

Our investment in an unconsolidated joint venture at September 30, 2006 consists of a 20% ownership of interest in Inland-SAU Retail Fund, L.L.C. (SAU JV).  SAU JV was formed on May 13, 2005.  As of September 30, 2006, we contributed approximately $21,900 and have the ability to contribute up to an additional $15,600.

Subsequent to September 30, 2006, we will continue to incur construction costs related to several development projects that are in progress, as well as others which we may undertake during the year.  The expected aggregate costs to be paid during the last three months of 2006 related to these projects and land to be acquired for future projects are approximately $67,000.

Cash Flows From Financing Activities

Cash flows used in financing activities were $163,439 and $32,794 for the nine months ended September 30, 2006 and 2005, respectively.  We generated proceeds from the DRP, employees purchasing shares through ESPP and exercising of stock options and warrants, net of SRP, of $53,504 and $49,237 for the nine months ended September 30, 2006 and 2005, respectively.  We also generated $5,441 and $79,737 from the issuance of two and eleven new mortgages payable, which were secured by our properties, for the nine months ended September 30, 2006 and 2005, respectively.  We also used $57,282 for the paydown of eleven mortgages payable and $10,574 for the paydown of two mortgages payable for the nine months ended September 30, 2006 and 2005, respectively.  In 2005, we also paid $25,000 on our line of credit.  In addition we used cash to pay distributions to our shareholders of $162,509 and $157,654 for the nine months ended September 30, 2006 and 2005, respectively.

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

Off-Balance Sheet Arrangements

In May 2005, we entered into a joint venture arrangement with an unaffiliated third party and formed SAU JV.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contribute 80% of the equity, up to a total of $125,000 in equity contributions.  On July 19, 2006, this agreement was amended and our joint venture partner increased their commitment by an additional $50,000 and we increased our commitment by an additional $12,500, for a combined total of $187,500 in equity contributions.  As of September 30, 2006, we had contributed approximately $21,900 and have the ability to contribute up to an additional $15,600.  Under the agreement, we are also entitled to earn various fees for acquisition, asset management and property management services.  As of September 30, 2006, SAU JV had acquired 27 properties for an aggregate purchase price of approximately $299,500 and had mortgages on these properties totaling approximately $193,380.  We account for our interest in SAU JV using the equity method of accounting.  See Note 8, Investment in Unconsolidated Joint Venture in our accompanying Consolidated Financial Statements for further discussion.

As of September 30, 2006, we are guaranteeing six loans, totaling approximately $11,500, which are secured by our properties.  We also have one letter of credit outstanding, for approximately $1,200, as of September 30, 2006.

Other than described above, we have no off-balance sheet arrangements as of September 30, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net income	$25,425	$26,156	$84,113	$77,707
Depreciation and amortization
related to investment properties	36,886	35,997	109,689	107,463
Gain on sale of investment property	-	(28)	-	(248)

Funds from operations	$62,311	$62,125	$193,802	$184,922

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.62 share distribution declared for each of the nine months ended September 30, 2006 and 2005, represents 84% and 85%, respectively, of our FFO.  The $0.21 per share distribution declared for each of the three months ended September 30, 2006 and 2005, represents 88% and 86% of our FFO.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder's shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT's taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the Board of Directors may deem relevant.

Certain Relationships and Related Transactions

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of The Inland Real Estate Group of Companies.  As a shareholder of ours, Mr. Goodwin directly or indirectly controls 17,704 shares, or 6.73%, of our common stock as of September 30, 2006.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the

MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other of The Inland Real Estate Group of Companies executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005, Robert D. Parks, who is a shareholder of ours, was Chairman of our Board of Directors.  We have a non-compensatory consulting agreement with Mr. Parks to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and is also a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as the Chairman of our Board of Directors, at which time Richard Imperiale, a director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed as a director to fill the vacancy.  Mr. Parks continues to serve on the MDC.

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

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the three months ended September 30, 2006 and 2005, we paid $293 and $343, respectively, for all the services above.  During the nine months ended September 30, 2006 and 2005, we paid $1,540 and $1,712, respectively, for all the services above.  Of these services $126 and $84 remain unpaid as of September 30, 2006 and December 31, 2005, respectively.

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

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in general and administrative expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure from April 1, 2004 to April 1, 2006, required monthly payments of one hundred seventy-five dollars per loan serviced.  Effective April 1, 2006, the fee structure was amended to require monthly payments of one hundred-fifty dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  Such fees totaled $94 and $109 for the three months ended September 30, 2006 and 2005, respectively.  These same fees totaled $296 and $326 for the nine months ended September 30, 2006 and 2005, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.  Prior to May 1, 2006, the agreement required us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Effective May 1, 2006, the fee was amended allowing annual fees (paid monthly) totaling 1.0% of the first $10,000 of assets, 0.90% of assets from $10,000 to $25,000, 0.80% of assets from $25,000 to $50,000 and 0.75% of the remaining balance.  Such fees are included in general and administrative expenses and totaled $47 and $36 for the three months ended September 30, 2006 and 2005, respectively.  These same fees totaled $155 and $89 for the nine months ended September 30, 2006 and 2005, respectively.  Of these services, $31 and none remain unpaid as of September 30, 2006 and December 31, 2005, respectively.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the three months ended September 30, 2006 and 2005, we incurred loan fees totaling none and $63, respectively.  During the nine months ended September 30, 2006 and 2005, we incurred loan fees totaling $11 and $174, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

Metropolitan Construction Services (Metro) provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the three months ended September 30, 2006 and 2005, we incurred $1,604 and $2,703, respectively, for these services.  During the nine months ended September 30, 2006 and 2005, we incurred $5,456 and $5,916, respectively, for these services.  Of these services $115 and $330 remain unpaid as of September 30, 2006 and December 31, 2005, respectively.  We believe a substantial portion of the amount incurred by Metro is used to honor their obligations to subcontractors.

In May 2005, an affiliate of The Inland Real Estate Group of Companies purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300, of which we paid approximately $75 to this affiliate for each of the three months ended September 30, 2006 and 2005.  These same fees totaled $225 and $125 for the nine months ended September 30, 2006 and 2005, respectively.  None remain unpaid as of September 30, 2006 and December 31, 2005.

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

We allocate the purchase price of each acquired investment property between land, building and improvements, and other intangibles including acquired above and below market leases, in-place lease value and any assumed financing that is determined to be above or below market terms.  In addition, we also consider whether or not to allocate a portion of the purchase price to the value of customer relationships.  As of September 30, 2006, no cost has been allocated to such relationships.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation between land and building and improvements.  We determine whether any financing assumed is above or below market based upon the comparison to financing terms for similar investment properties currently available in the marketplace.  The aggregate value of intangibles is measured based on the difference between the purchase price and the property valued as if vacant.  We use independent appraisals or management's estimates to determine the respective property values.  Factors considered by management in determining the property's as-if-vacant value include an estimate of carrying costs during the expected lease-up periods under current market conditions and costs to execute leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses as well as estimates of rentals at market rates during the expected lease-up periods of up to twenty-four months.  Management also estimates costs to execute leases including leasing commissions, tenant improvements, legal and other related expenses.  We also compare each acquired lease at the acquisition date to those terms generally prevalent in the market and we consider various factors including geographical location, size of the leased premise, location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to acquired above or below market lease intangible cost based upon the present value of the difference between the contractual lease rate and the estimated market rate.  The discount rate used in the present value calculation has a significant impact on the valuation.  This discount rate is based upon a "risk free rate" adjusted for factors including tenant size and creditworthiness, economic conditions and location of the property.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases, lost revenue, unrecovered costs and we also consider various factors including geographic location and size of leased space.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  The adoption of these standards resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions since September 30, 2001.  This allocation was applied to all operating properties purchased subsequent to September 30, 2001.  The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.  The portions of the purchase price allocated to acquired in-place leases are amortized on a straight-line basis over the remaining lease term as a component of depreciation and amortization expense.

Cost capitalization and the estimate of useful life requires our judgment and includes significant estimates that can and do change based on our process, which is to periodically analyze each property and the assumptions about inherently uncertain factors.

Goodwill.  We have recorded goodwill as part of the 2004 business combination.  These amounts are not amortized, per SFAS 141 Business Combinations, but are reviewed for possible impairment on an annual basis, or more frequently to the extent that circumstances suggest such a review is needed.  In our judgment no impairment loss was considered necessary for the year ended December 31, 2005, and no subsequent circumstances have caused us to review goodwill for possible impairment as of September 30, 2006.

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

Subsequent Events

We paid distributions of $18,205 to our shareholders in October 2006.  We declared distributions of approximately $18,259 to our shareholders in October 2006, to be paid in November 2006.

Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance association captive (Captive), which is wholly owned by us and three other entities sponsored by Inland Real Estate Investment Corporation; Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  An affiliate of The Inland Group, Inland Risk & Insurance Management Services, Inc., provides services to the Captive. The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer for coverage on properties of its members. The costs of portions of these insurance policies will be funded or reimbursed by members of the Captive.  The premiums associated with the non-catastrophic property and casualty insurance policies purchased by the Captive will be divided among each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur, and a proportional allocation of associated operating costs. Each member will initially contribute approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by the third party insurer.  Future contributions to capital will be made in the form of premium payments determined for each member based on its individualized loss experiences as well as the level of deductible each member desires.  We are required to remain a member of the Captive for a period of five years, or for a shorter period of time as determined by the members.

On October 6, 2006, we borrowed $40,000 on our line of credit with KeyBank.

On October 9, 2006, we repaid a variable interest rate mortgage payable totaling $2,000.  On the date of payoff, the interest rate was approximately 7.2%.

On October 10, 2006, the TRS purchased approximately 85 acres of vacant land for future development for approximately $15,311.

On October 16, 2006, our Board of Directors established 2006 targets for our Senior and Executive Officer Incentive Plan.

On October 20, 2006, we entered into a Merger Agreement with DDR.  As part of this agreement we suspended our DRP, ESPP and SRP.

On October 20, 2006, our Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, approved us to enter into a Senior Management Retention and Severance Agreement with Barry L. Lazarus, our President and Chief Executive Officer.  The effective date of Mr. Lazarus’ Senior Management Retention and Severance Agreement is October 1, 2006.  The terms and provisions of Mr. Lazarus’ Senior Management Retention and Severance Agreement define a Covered Termination as the termination of Mr. Lazarus’ employment during the Protection Period, as defined, (i) by us for any reason other than for Cause, as defined, or (ii) by Mr. Lazarus for Good Reason, as defined, or (iii) as a result of Mr. Lazarus’ death; provided, however, Mr. Lazarus shall not be considered to have suffered a Covered

Termination in the event Mr. Lazarus’ employment terminates (i) by action of us for Cause, (ii) by action of Mr. Lazarus other than based on Good Reason, (iii) or for any reason after the Protection Period.

Pursuant to Mr. Lazarus’ agreement, in the event of a Trigger Event (defined as either (i) the occurrence of a Change in Control, as defined, during the term of Mr. Lazarus’ agreement and while Mr. Lazarus is employed by us or (ii) a the occurrence of both (A) a Covered Termination of Mr. Lazarus’ employment and (B) a Change in Control which occurs after, but not more than 180 days after, such Covered Termination), subject to the satisfaction of certain conditions set forth in Mr. Lazarus’ agreement, we shall pay Mr. Lazarus $3,310 or approximately $2,100 net of estimated federal, state or local income or employment tax to be incurred by him (the “Change in Control Payment”) simultaneously with the closing of the transaction which gives rise to a Change in Control.  In addition, in the event Mr. Lazarus suffers a Covered Termination following a Change in Control and Mr. Lazarus elects continuation coverage for himself or his dependents as available under applicable law under our medical plans or any successor entity, we shall pay directly, or reimburse Mr. Lazarus for the cost of, the premiums for such continuation coverage for as long as Mr. Lazarus or his dependents are entitled to and continue such continuation coverage under applicable law.  In addition, Mr. Lazarus is entitled to tax “gross-up” payments under his agreement such that the net amount retained by Mr. Lazarus after deduction of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, and any interest charges or penalties in respect of the imposition of such excise tax (but not any federal, state or local income or employment tax) on the Change in Control Payment and any federal, state or local income, employment or excise tax on any such additional payments (including the initial Gross-Up Payment) shall be equal to the Change in Control Payment.  We and Mr. Lazarus acknowledge in the agreement that we have each independently determined that the anticipated Gross-Up Payment would be approximately $1,500.  In addition to standard confidentiality, non-solicitation and assignment of invention covenants, Mr. Lazarus agrees in his agreement to, subject to the satisfaction of certain conditions, provide certain transition services following a Change in Control as an independent contractor for compensation comparable to Mr. Lazarus’ base salary prior to the Change in Control for a period of up to 180 days following the Change in Control.

Pursuant to a severance benefits policy approved by our Board of Directors for non-senior employees, in the event of a Covered Termination, as defined, during the Protection Period, as defined, each non-senior employee will be entitled to be paid the severance benefit in cash by us promptly upon a Change in Control.  The aggregate severance benefit potentially payable by us to the 170 non-senior employees is approximately $7,900.  In addition, in the event the non-senior employee suffers a Covered Termination following a Change in Control and the non-senior employee timely elects continuation coverage for himself or his dependents as available under applicable law under our medical plans or any successor entity, we shall pay directly or reimburse the non-senior employee for the cost of the premiums for such continuation coverage for a specified maximum period.  However, our obligation to pay for or provide benefits under the plan for non-senior personnel shall terminate upon the non-senior employee accepting other employment.

Our Board of Directors, upon recommendation of the Compensation Committee of the Board of Directors, also approved the payment of “stay bonuses” to certain of our non-senior personnel.  The “stay bonuses” are either single trigger bonuses (to be paid by us if a transaction is announced) or double trigger bonuses (to be paid by us if a transaction is announced and closes), and are payable by us simultaneously with the closing of the transaction which gives rise to a Change in Control.  The aggregate amount of stay bonuses potentially payable by us to the 35 non-senior personnel is approximately $407.

In addition, our Board of Directors approved the payment of a $50 retainer to Richard P. Imperiale, in his capacity as Chairman of the Board of Directors, and the payment of a $10 retainer to each of the other members of the Board of Directors (other than Thomas P. McGuinness, who will receive a $5 retainer, and Brenda G. Gujral, who will receive no retainer), in each case for service on the Board of Directors for the 2006 calendar year.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties, after the tenant moves into its space and begins paying rent.  On October 27, 2006, we funded an earnout for approximately $5,600 at one of our existing properties.  In connection with this closing the $3,150 note receivable was repaid.

On October 31, 2006, the TRS funded $4,048 to PDG for our equity participation in 53 acres of vacant land for future commercial development.

On November 1, 2006, we repaid a $4,400 mortgage payable with a fixed interest rate of 6.26%.

On November 9, 2006, we borrowed $25,000 on our line of credit with KeyBank.

Impact of Recent Accounting Principles

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 153 (SFAS 153), Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS 153 is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after September 15, 2005.  SFAS 153 did not have a material effect on our consolidated financial statements.

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

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding EITF 05-06, Determining the Amortization Period of Leasehold Improvements.  The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after September 29, 2005.  EITF 05-06 did not have a material effect on our consolidated financial statements.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), Accounting for Servicing of Financial Assets.  SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in a variety of situations.  It also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect of this Interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements.  This new standard provides guidance for using fair value to measure assets and liabilities.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  We are currently evaluating the effect of this Bulletin.

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

The principal balance of $222,741, or 9.89%, of our mortgages payable at September 30, 2006 have a weighted average variable interest rate of 6.95%.  Each increase in the annual variable interest rate of 1.0% would increase our interest expense by approximately $2,200 per year.

The remaining principal balance of $2,029,723, or 90.11%, of our mortgages payable at September 30, 2006 have fixed interest rates with a weighted average rate of 5.09%.

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

We paid off or refinanced all of the debt that matured during the nine months ended September 30, 2006 and 2005.  As part of our financing strategy, we prepare packages that are forwarded to prospective lenders.  Each package contains specific details regarding each property and is designed to familiarize prospective lenders with the properties in order to allow them to provide interest rate quotes to us.  We believe that this method of receiving competitive bids from lenders is the most effective means of obtaining favorable financing.  Packages covering the majority of the properties we have purchased or intend to purchase have been prepared and are currently being disseminated to lenders.  We expect to obtain new long-term financing or use cash or our line of credit to pay off all debt that matures in 2006 in order to achieve our objectives although there can be no assurances in that regard.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of our senior management and the Board of Directors.

Based on management's evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control.  There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HACKENSACK RIVERKEEPER, INC., ET AL., V HONEYWELL INERNATIONAL, INC., ET AL., filed on January 4, 2006 in the United Stated District Court for the District of New Jersey, is a citizen’s suit brought against eighteen parties, including government officials, under the Resource Conservation and Recovery Act to clean up twelve sites in Jersey City, New Jersey on which chromium-bearing waste was generated by prior owners of those sites or on sites adjacent to those sites.  The defendants include Inland Southeast Jersey City, L.L.C. (Inland Southeast), a wholly-owned subsidiary of a limited partnership subsidiary of ours, which owns one of the sites, known as 440 Commons (Property), a retail shopping center containing approximately 162,000 leasable square feet, built in 1997 and acquired by Inland Southeast in 2003.  In October, 2006 the plaintiffs filed an amended complaint in which they dropped all substantive claims against Inland Southeast, keeping Inland Southeast in the case only as a necessary party/property owner for access to the site.  The entire Property contains a geothermal lining under an asphalt cap designed to prevent the soil contamination from coming into contact with users of the Property.  The Property is subject to a No Further Action letter from the New Jersey Department of Environmental Protection with respect of soil contamination.  The amended complaint seeks substantive relief only from defendant Honeywell International.

The defendants have dropped all cross-claims against one another, except as to Honeywell International.  In addition, we have reached a settlement agreement that calls for us and Honeywell International to dismiss all cross claims the parties have asserted against each other without prejudice.  Honeywell International will indemnify and defend us against any claims and liabilities related to the chromium-bearing waste at the property, as well as perform or cause to be performed, at no cost or expense to us, any remediation of chromium waste at, on or under the property to the extent required by any governmental authority or litigation.  Based upon this and other available information, we believe that the outcome of this case will not have a material adverse effect on our consolidated financial position or results of operations.

Item 1(A).  Risk Factors

Management believes the most significant business risks we face are:

-

The timing of closing and other potential effects of our recently announced merger with DDR;

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

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our properties, to a large extent, consist of retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings which can withstand an economic downturn.  We believe that the diversification of our tenant base and our focus on creditworthy tenants further reduces our risk exposure.  As of September 30, 2006, the largest tenant in the portfolio, Publix Super Markets, comprised approximately 6.4% of the gross leasable area (GLA) and whose annual aggregate base rental income is approximately 5.0% of our portfolio. No other tenant comprises more than 5.0% of our portfolio, measured by either GLA or aggregate rental income.

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

Weather related events have had a material economic effect in the southeastern United States over the past two years. We have been fortunate in that our properties have suffered relatively minor damage as result of seven hurricanes in the past twenty months. However, we are aware that because of these events many insurance companies are facing serious liquidity problems which will result in higher premiums for everyone in our industry. To some degree we will be able to pass these costs on to our tenants as part of common area charges provided for in the vast majority of our leases. As a practical matter, smaller tenants may not be able to bear the full effect of the increase in insurance premiums which will result in higher operating costs to us.  Effective October 1, 2006, we entered into an agreement with a limited liability company formed as an insurance company captive to exert greater control over the increased cost of coverage.  See Part I, Item 2., Subsequent Events for more information on this agreement.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the stock repurchases made during the quarter ended September 30, 2006 under the SRP:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
July 1, 2006 – July 31, 2006	296	$10.50	296	2,515
August 1, 2006 – August 31, 2006	453	$10.50	453	2,062
September 1, 2006 - September 30, 2006	522	$10.50	522	1,540
Total	1,271		1,271

(1)

For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the share repurchase program at two percent (2%) of the weighted average of our diluted outstanding shares as of December 31, 2005.  The share limit for 2006 was 5,102.  As of October 20, 2006, the SRP was suspended

On July 7, 2006, the Board of Directors approved a private placement of two hundred fifty-two restricted shares of our common stock.

Item 6.  Exhibits

Item No.	Description

2.2

Agreement and Plan of Merger dated as of October 20, 2006 by and among Inland Retail Real Estate Trust, Inc., Developers Diversified Realty Corporation and DDR IRR Acquisition LLC. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on October 24, 2006 [File No. 000-30413] and incorporated herein by reference.)

3.1(d)

Sixth Articles of Amendment and Restatement of Charter of Inland Retail Real Estate Trust, Inc.  (Included as Exhibit 99.1 to Form 8-K filed on September 14, 2005 [File No. 000-30413] and incorporated herein by reference.)

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

4.1(a)

First Amendment to Agreement of Limited Partnership of Inland Retail Real Estate Limited Partnership. (Included as Exhibit 4.1(a) to the Company’s Registration Statement on Form S-11 filed on November 28, 2000 [File No. 333-50822] and incorporated herein by reference.)

4.2

Specimen Certificate for the shares. (Included as Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed on September 28, 1998 [File No. 333-64391] and incorporated herein by reference.)

10.50

Second Amended and Restated Credit Agreement dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders.  (Included as Exhibit 10.50 to the Company’s Form 10-Q filed on May 4, 2006 [File No. 000-30413] and incorporated herein by reference.)

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

10.53

Letter Agreement dated March 24, 2006 extending the Second Amended and Restated Credit Agreement dated as of May 6, 2005 among Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Limited Partnership as Borrowers and KeyBank National Association as Administrative Agent and the Several Lenders from time to time parties thereto as Lenders through May 6, 2007.  (Included as Exhibit 10.53 to the Company’s Form 10-Q filed on May 4, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.54

Trademark License Agreement by and between The Inland Real Estate Group, Inc. and Inland Retail Real Estate Trust, Inc., dated May 19, 2006 (Included as Exhibit 99.1 to Form 8-K filed on May 23, 2006 [File No. 000-30413] and incorporated herein by reference.)

Item No.	Description

10.55

Amendment No. 1 to the Limited Liability Company Agreement of Inland-SAU Retail Fund, L.L.C., dated May 13, 2005, by and among Inland Retail Real Estate Limited Partnership, Special Account-U, LP, by and through its designated advisor, Henderson Global Investors (North America) Inc., and Inland Southeast Retail Real Estate Manager, L.L.C., dated July 19, 2006. (Included as Exhibit 10.55 to the Company’s Form 10-Q filed on July 31, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.56

Joint Development Agreement by and between Paradise Development Group, Inc. and Inland Retail TRS Corp., dated July 13, 2006.  (Included as Exhibit 10.56 to the Company’s Form 10-Q filed on July 31, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.57

Amended Schedule A to Investment Advisory Agreement, dated May 1, 2006 between Inland Investment Advisors, Inc. and Inland Retail Real Estate Trust, Inc. (Included as Exhibit 10.57 to the Company’s Form 10-Q filed on July 31, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.58

Second Amended and Restated Distribution Reinvestment Program of Inland Retail Real Estate Trust, Inc. (Included as Exhibit 99.2 to Form 8-K filed on May 23, 2006 [File No. 000-30413] and incorporated herein by reference.)

10.59	Senior Management Retention and Severance Agreement by and between Inland Retail Real Estate Trust, Inc. and Barry L. Lazarus, dated October 1, 2006.

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

INLAND RETAIL REAL ESTATE TRUST, INC.

/s/ Barry L. Lazarus

By:	Barry L. Lazarus
Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 9, 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 9, 2006